Form 10-K
period 2022-12-31
Ault Alliance, Inc.
filed 2023-04-17
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $79.0 million based on the closing sale price as reported on the NYSE American of $0.2655. Shares of the registrant’s common stock held by executive officers, directors or 10% beneficial owners and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 415,746,694 shares of common stock outstanding as of April 17, 2023.

Documents incorporated by reference: None

AULT ALLIANCE, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this annual report and our other filings with the SEC before making investment decisions regarding our common stock.

●	We will need to raise additional capital to fund our operations in furtherance of our business plan.

●	We have an evolving business model, which increases the complexity of our business.

●	We received a subpoena from the Commission in the investigation now known as “In the Matter of DPW Holdings, Inc.,” the consequences of which are unknown.

●	Our Bitcoin mining operations present a number of risks, which are delineated in the Risk factors section.

●	We are highly dependent on the price of Bitcoin and the level of demand and financial performance of the crypto asset industry.

●	Our holding company model presents certain additional risks, which are delineated in the Risk factors section.

●	Our growth strategy is subject to a significant degree of risk.

●	We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

●	If we fail to anticipate and adequately respond to rapid technological changes in our industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

●	We may be significantly impacted by developments and changes in laws and regulations, including increased regulation of the crypto asset industry through legislative action and revised rules and standards applied by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act and the Investment Company Act.

●	If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from NYSE American.

●	Our common stock price is volatile.

PART I

ITEM 1.	BUSINESS

Company Overview

Ault Alliance, Inc., a Delaware corporation formerly known as BitNile Holdings, Inc., was incorporated in September 2017 (sometimes referred to as “AAI,” the “Company,” “we” or “us”). AAI is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through our wholly- and majority-owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin, and provide mission-critical products that support a diverse range of industries, including crane services, oil exploration, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. In addition, we extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

Our direct and indirect wholly owned subsidiaries include (i) Ault Lending, LLC (“Ault Lending,” formerly known as Digital Power Lending, LLC), (ii) Ault Global Real Estate Equities, Inc. (“AGREE”), which wholly owns AGREE Madison, LLC (“AGREE Madison”) and Third Avenue Apartments LLC (“Third Avenue Apartments”), (iii) Ault Disruptive Technologies Company, LLC (“ADTC”), (iv) BitNile, Inc. (“BNI”), which wholly owns Alliance Cloud Services, LLC (“ACS”) and BNI Montana, LLC (“BNI Montana”), (v) Circle 8 Holdco LLC, a Delaware limited liability company (“Circle 8 Holdco”), (vi) Ault Energy, LLC (“Ault Energy”), and (vii) Ault Aviation, LLC (“Ault Aviation”). We also have a direct controlling interest in (i) Imperalis Holding Corp. (“IMHC” or “TurnOnGreen”), which wholly owns TOG Technologies, Inc. (“TOG Technologies”) and Digital Power Corporation (“Digital Power”), (ii) Giga-tronics Incorporated (“GIGA”), which wholly owns Gresham Worldwide, Inc. (“GWW”), which in turn wholly owns Gresham Power Electronics Ltd. (“Gresham Power”), Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”) and has a controlling interest in Microphase Corporation (“Microphase”) and (iii) Avalanche International Corp. (“Avalanche” or “AVLP”). Ault Lending has a controlling interest in The Singing Machine Company, Inc. (“SMC”), Circle 8 Holdco has a controlling interest in Circle 8 Newco LLC (“Circle 8”), and ADTC is the sponsor of Ault Disruptive Technologies Corporation (“Ault Disruptive”).

AAI was founded by Milton “Todd” Ault, III, our Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages our day-to-day operations. All major investment and capital allocation decisions are made by Mr. Ault and the other members of the Executive Committee. We have eight reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations, advanced textiles processing and oil exploration;

•	Technology and Finance (“Fintech”) –commercial lending, activist investing, media, and digital learning;

•	SMC – consumer electronics;

•	BNI – cryptocurrency mining operations;

•	GIGA – defense solutions;

•	TurnOnGreen – commercial electronics solutions;

•	AGREE – hotel operations and other commercial real estate holdings; and

•	Ault Disruptive – a special purpose acquisition company (“SPAC”).

On January 3, 2023, the Company, then known as BitNile Holdings, Inc., merged its wholly owned subsidiary, Ault Alliance, Inc. with and into the Company. In connection with this upstream merger, Ault Alliance, Inc. was merged out of existence and the business of the Company continued as it was being conducted. Further, on January 3, 2023, the effective date of the merger, we changed our name to Ault Alliance, Inc. and our ticker was changed to “AULT.” The name change did not affect the rights of our security holders.

We operate as a holding company with operations conducted primarily through our subsidiaries. We intend to conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities, as that term is defined in the Investment Company Act. Pursuant to the Investment Company Act, we believe that our subsidiary Ault Lending is excluded from the definition of an investment company.

Although we actively seek growth through acquisitions, we will also continue to focus on high-grade and custom product designs for the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.

Recent Events and Developments

2021 Updates

On January 29, 2021, ACS closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3,991,497 (the “Facility”). The purchase price was paid from our own working capital. Ownership of the Facility was subsequently assigned to BNI.

On March 9, 2021, Ault Lending entered into a securities purchase agreement with Alzamend Neuro, Inc. (“Alzamend”), a related party, to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. We agreed to fund $4 million upon execution of the securities purchase agreement and to fund the balance upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration’s approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, Alzamend agreed to sell up to 6,666,667 shares of its common stock to Ault Lending in consideration for the $10 million, or $1.50 per share, and issue to Ault Lending warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend. As of the date of this annual report, we have funded an aggregate of $10 million pursuant to the securities purchase agreement and have thus acquired all of the shares and warrants issuable by Alzamend to us under the agreement. We retain the right to acquire an additional 6,666,667 shares and 3,333,334 warrants at an exercise price of $3.00 per share until October 26, 2023 for an aggregate payment to Alzamend of $10 million.

Between July and November 2021, we entered into five separate Non-Fixed Price Sales and Purchase Agreements (collectively, the “Bitmain Agreements”) with Bitmain. We have received 20,645 Antminers, fulfilling the first five of seven Bitmain Agreements including 4,628 environmentally friendly S19 XP Antminers that feature a processing power of 140 terahashes per second (“TH/s”) and 16,017 S19j Pro Antminers that feature a processing power of 100 TH/s. The 20,645 Antminers in our possession, once installed and energized, will generate a combined processing power of approximately 2.25 exahashes per second (“EH/s”), the computational power that is being used to mine Bitcoin.

Beyond the first five contracts with Bitmain, we have two more purchase agreements for an additional 1,325 S19j Pro Antminers estimated to be delivered over the second quarter 2023 and 1,140 S19 XP Hydro Antminers anticipated to be delivered during the summer of 2023. Once all of the miners are fully deployed and operational, we expect to achieve a mining production capacity of approximately 2.67 EH/s.

All of the miners we are purchasing are newly manufactured and not pre-owned. We are not aware if Bitmain is experiencing any supply side constraints in its ability to fulfill the Bitmain Agreements; to date, Bitmain has timely delivered all miners pursuant to the delivery schedule in such agreements.

On December 13, 2021, BNI closed an investment of Series A preferred stock of Earnity Inc. (“Earnity”), a decentralized finance (“DeFi”) marketplace based in San Mateo, California. BNI paid approximately $11.5 million for the shares of Earnity’s Series A preferred stock. Following the investment, BNI beneficially owned approximately 19.99% of Earnity’s common stock. The transaction we entered into with Earnity is an investment only, not the precursor to an acquisition. We have no present intention of incorporating Earnity’s business or operations, or that of any other DeFi platform, with our own. Prior to the closing of the transaction with BitNile Metaverse, Inc. (“BMI”) discussed below, our beneficial ownership of Earnity was assigned to BitNile.com, Inc. (“BNC”); as such, BMI is presently the beneficial owner of these shares.

On December 15, 2021, Ault Lending entered into an exchange agreement with Imperalis Holding Corp. (“IMHC”) pursuant to which IMHC issued us a convertible promissory note (the “IMHC Note”) in the principal amount of $0.1 million, in exchange for those certain promissory notes dated August 18, 2021 and November 5, 2021 previously issued by IMHC to Ault Lending in the aggregate principal amount of $0.1 million, which prior notes had accrued interest of $1,529 as of December 15, 2021. The IMHC Note accrued interest at 10% per annum, was due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, is convertible into shares of IMHC’s common stock at Ault Lending’s option at a conversion price of $0.01 per share. The IMHC Note was converted into 11.0 million shares of IMHC’s common stock on October 12, 2022.

On December 16, 2021, we entered into a stock purchase agreement (the “Agreement”) with the majority stockholders of IMHC. Pursuant to the Agreement, we purchased 129.4 million shares of IMHC’s common stock from the sellers in exchange for $0.2 million. Upon the closing of the Agreement, we owned a majority of IMHC’s common stock, resulting in a change in control of IMHC.

On December 22, 2021 (the “Closing Date”), AGREE Madison, LLC, a wholly owned subsidiary of AGREE (“AGREE Madison”), through various wholly owned subsidiaries (the “Property Owners”), entered into construction loan agreements (the “Loan Agreements”) in the aggregate amount of $68.8 million (the “Loans”) in connection with the acquisition of four hotel properties (the “Properties”). The Properties were acquired on the Closing Date for an aggregate purchase price of $69.2 million, of which $2.5 million was previously funded on deposit, $21.4 million was paid by the Company on the Closing Date, and the remaining amounts were funded from the Loans. The remaining $23.4 million of the Loans are available to be drawn upon by the Property Owners towards the completion of the $13.7 million in property improvement plans (“PIPs”) the Property Owners agreed to undertake, as well as to fund working capital, interest reserves, franchise fees and other costs and expenses related to the acquisition. The Loans are due on January 1, 2025 (the “Maturity Date”), but may be extended by the Property Owners for two additional 12-month terms, subject to certain terms and conditions as set forth in the Loan Agreements. The Loans accrue interest at a rate equal to the greater of (i) the LIBOR Rate plus 675 basis points or (ii) 7% per annum. The Property Owners have since January 1, 2022 made and will continue to make monthly installment payments of interest only.

On December 27, 2021, the Company and GWW entered into a Share Exchange Agreement (the “Exchange Agreement”) with Giga-tronics Incorporated, a California corporation (“GIGA”). Pursuant to the Exchange Agreement, which closed on September 8, 2022, GIGA acquired all of the outstanding shares of capital stock of GWW in exchange for (i) issuing to the Company 2.9 million shares of GIGA’s common stock (“GIGA Common Stock”) and 514.8 shares of a new series of preferred stock (“GIGA Preferred Stock”) which are convertible into an aggregate of 4.0 million shares of GIGA Common Stock, subject to adjustment, and (ii) the assumption of GWW’s equity awards representing, on an as-assumed basis, 249,875 shares of GIGA Common Stock (the “Exchange Transaction”).

As a result of the consummation of the Exchange Transaction, GWW has become a wholly owned subsidiary of GIGA. In accordance with the Exchange Agreement, we loaned GIGA $4.25 million pursuant to a convertible promissory note (“Closing Date Loan”) upon the closing of the Exchange Transaction (the “Closing”). Following the Closing, GIGA repurchased all of its shares of Series B, Series C, Series D and Series E preferred stock that were outstanding prior to the Closing (the “Outstanding Preferred”). Based upon 2,725,010 shares of GIGA Common Stock outstanding at the Closing, and following the issuance to the Company of the shares of GIGA Common Stock and GIGA Preferred Stock pursuant to the Exchange Transaction, the Company holds approximately 68% of the outstanding voting power and capital stock of GIGA, and existing holders of GIGA Common Stock hold approximately 32%. On December 31, 2022, the Closing Date Loan was exchanged for a new convertible promissory note with a maturity date of December 31, 2024. In addition, Ault Lending also entered into a Securities Purchase Agreement with GIGA, whereby GIGA issued Ault Lending a 10% Senior Secured Convertible Promissory Note in the principal amount of $6.8 million and five-year warrants to purchase 2.0 million shares of GIGA’s common stock.

2022 Updates

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

On February 4, 2022, we and our former subsidiary Ault Alliance, Inc. (the “Former AAI”) entered into a securities purchase agreement providing for our purchase of BNI from the Former AAI. As a result of this transaction, both BNI and the Former AAI became stand-alone wholly owned subsidiaries of ours. The Former AAI was merged out of existence on January 3, 2023 in connection with the change in our name from BitNile Holdings, Inc. to Ault Alliance, Inc.

On February 10, 2022, consistent with our objective to have BNI operate the entirety of our business that relates to cryptocurrencies, the Former AAI assigned the entirety of its interest in ACS to BNI.

On February 25, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with Ascendiant to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 ATM Offering”). The offer and sale of shares of common stock from the 2022 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. Through March 13, 2023, we received gross proceeds of approximately $177 million through the sale of approximately 317.9 million shares of common stock from the 2022 ATM Offering. The 2022 Sales Agreement has been terminated.

On March 20, 2022, we and IMHC entered into a securities purchase agreement (the “Acquisition Agreement”) with TurnOnGreen, Inc., formerly known as Coolisys Technologies Corp. (“TOGI”), which closed on September 6, 2022 (the “Closing Date”). According to the Acquisition Agreement, we (i) delivered to IMHC all of the outstanding shares of common stock of TOGI that we owned, and (ii) forgave and eliminated the intracompany accounts between us and TOGI evidencing historical equity investments made by us in TOGI, in the approximate amount of $36.0 million, in consideration for the issuance by IMHC to us (the “Transaction”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “IMHC Preferred Stock”), with each such share having a stated value of $1,000. Immediately following the Closing Date, TOGI became a wholly owned subsidiary of IMHC. The parties to the Agreement have agreed that, upon completion of the Transaction but subject to IMHC’s compliance with the federal securities laws, IMHC will change its name to TurnOnGreen, Inc. Further, through an upstream merger whereby the current TOGI ceased to exist, which was consummated on September 8, 2022, IMHC owns the former TOGI’s two operating subsidiaries, TOG Technologies and Digital Power. IMHC intends to dissolve its dormant subsidiary.

On September 5, 2022, we, IMHC and TOGI entered into an amendment to the Acquisition Agreement (the “Amendment”), pursuant to which IMHC agreed to (i) use commercially reasonable efforts to effectuate a distribution by us of approximately 140 million shares of Common Stock that we beneficially own (the “Distribution”), including the filing of a registration statement (the “Distribution Registration Statement”) with the SEC, (ii) to issue to us warrants to purchase an equivalent number of shares of Common Stock to be issued in the Distribution (the “Warrants”), and (iii) to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants on the Distribution Registration Statement.

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

On June 8, 2022, Ault Lending entered into a securities purchase agreement with BMI whereby Ault Lending agreed to purchase $12.0 million of a new series of convertible preferred stock of BMI, which transaction closed on June 29, 2022. As part of the transaction we were issued 102,881 shares of BMI’s common stock and a warrant to purchase forty-nine percent (49%) of BMI’s common stock calculated on a fully-diluted basis, subject to certain terms and conditions. Pursuant to a mutually agreed upon use of proceeds, BMI intends to deploy significant proceeds via its subsidiary White River Holdings Corp. (“White River”) towards an oil drilling program across its cumulative 30,000 acres of active mineral leases at both shallow, intermediate, and deep levels. BMI will also deploy additional proceeds via its subsidiary Agora Digital Holdings, Inc. (“Agora Digital”) to provide us with up to 78 megawatts (“MW”) of power within the State of Texas for digital asset mining capacity, subject to our election to proceed with this facility after having conducted the requisite due diligence.

On December 6, 2022, BNI entered into a hosting agreement with Agora Digital securing up to 78 MW of power. Agora Digital will initially provide up to 12 MW of electricity for our use, which will enable us to initially power 3,750 S19j Pro miners in the second quarter of 2023. The Agora Digital power capacity would, if the project proceeds as presently anticipated, expedite our recently announced plans to significantly expand our Bitcoin mining production capacity, including growing our number of deployed Bitcoin miners to approximately 23,065, representing an expected mining production capacity of approximately 2.67 exahashes per second.

On June 10, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Preferred Sales Agreement”) with Ascendiant to sell shares of our 13.00% Series D Cumulative Redeemable Preferred Stock (the “Preferred Shares”) having an aggregate offering price of up to $46.4 million from time to time, through an “at the market offering” program (the “2022 ATM Preferred Offering”). The offer and sale of Preferred Shares from the 2022 ATM Preferred Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. Through March 31, 2023, we had received gross proceeds of approximately $1.7 million through the sale of 118,586 Preferred Shares in the 2022 ATM Preferred Offering.

In June 2022, Ault Lending purchased a majority of the issued and outstanding shares of SMC in open market transactions. SMC is a Nasdaq-listed company that is a worldwide leader in consumer karaoke products. The first to provide karaoke systems for home entertainment in the United States, SMC sells its products worldwide through major mass merchandisers and online retailers.  SMC products incorporate the latest technology for singing practice, music listening, entertainment and social sharing and provides access to over 100,000 songs for streaming and download.

On July 11, 2022, we announced the formation of Ault Energy, a wholly owned subsidiary of ours. Ault Energy will partner with White River, a majority owned subsidiary of BMI on drilling projects across 30,000 acres in Texas, Louisiana and Mississippi. Ault Energy, as Ault Lending’s designee, has the right to purchase up to 25%, or such higher percentages at the discretion of White River, in various drilling projects of White River. In August 2022, Ault Energy committed to purchasing 40% of the first drilling project offered, at a cost to Ault Energy of approximately $1 million.

On August 10, 2022, we, through our BNI and Ault Lending subsidiaries, entered into a note purchase agreement providing for the issuance of secured promissory notes with an aggregate principal face amount of $11.0 million and an interest rate of 10%. The purchase price for the secured promissory notes was $10.0 million. The holders of the secured promissory notes have a security interest in marketable securities, investments and certain Bitcoin mining equipment. The secured promissory notes are further secured by a guaranty provided by us, as well as by Milton C. Ault, our Executive Chairman. The maturity date of the secured promissory notes is August 10, 2023. BNI is required to make monthly payments (principal and interest) of $1.0 million on the tenth calendar day of each month, starting in September 2022. After six months, BNI may elect to pay a forbearance fee of $0.3 million in lieu of a monthly payment, which would extend the maturity date of the related secured promissory notes one month for each forbearance.

On August 15, 2022, BNI entered into a hosting agreement with Compute North LLC (“Compute North”). On September 22, 2022, Compute North filed for bankruptcy protection, effectively rendering this hosting agreement null and void. We have retained counsel to assist in this matter. We have removed the Bitcoin miners that were installed at the hosting facility in Texas.

On November 7, 2022, we and certain of our subsidiaries borrowed $18.9 million of principal amount of term loans (the “Loans”) from a group of institutional investors (the “Financing”). The Loans mature in 18 months, which may be extended to 24 months, accrue interest at the rate of 8.5% per annum and are secured by certain of our and certain of our subsidiaries’ assets. Starting in January 2023, the lenders have the right to require us to make monthly payments of $0.6 million, which will increase to $1.1 million in November 2023. The Loans were issued with an original issue discount of $1.89 million.

The lenders received warrants to purchase approximately 4.5 million shares of our common stock, exercisable for four years at $0.45 per share and warrants to purchase another approximately 4.5 million shares of our common stock, exercisable for four years at $0.75 per share, subject to adjustment.

On November 7, 2022, Ault Aviation, LLC, a wholly owned subsidiary of the Company (“Ault Aviation”), used proceeds from the Loans to purchase a private aircraft for a total purchase price of $15.8 million. In addition, the Company and certain of its subsidiaries entered into various agreements as collateral for the repayment of the Loans, including (i) a security interest in certain Bitcoin mining equipment, (ii) a pledge of the membership interests of Third Avenue Apartments, (iii) a pledge of the membership interests of ACS, (iv) a pledge of the membership interests of Ault Aviation, (v) a pledge in a segregated deposit account of $1.5 million of cash, (vi) a mortgage and security agreement by Third Avenue Apartments on the real estate property owned by Third Avenue Apartments in St. Petersburg, Florida, (vii) a future advance mortgage by ACS on the real estate property owned by ACS in Dowagiac, Michigan, and (viii) an aircraft mortgage and security agreement by Ault Aviation on the private aircraft purchased by Ault Aviation on November 7, 2022. The Loans are guaranteed by Ault Lending, LLC, Ault & Company, Inc., an affiliate of the Company, as well as Milton C. Ault, III, our Executive Chairman and the Chief Executive Officer of Ault & Company, Inc.

On November 18, 2022, Circle 8 LLC, a newly formed Delaware limited liability company (“Circle 8”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Circle 8 Crane Services LLC, a Delaware limited liability company (“Circle 8 Crane Services”) pursuant to which Circle 8 agreed to purchase substantially all of the assets (the “Acquired Assets”) and assume certain specified liabilities of Circle 8 Crane Services (the “Circle 8 Transaction”). Circle 8 is a wholly owned subsidiary of Circle 8 Holdco LLC, a Delaware limited liability company (“Circle 8 Holdco”).

On December 19, 2022, the Asset Purchase Agreement referred to above closed and Circle 8 purchased the Acquired Assets. As consideration for the acquisition of the Acquired Assets, Circle 8 Crane Services received Class D equity interests in Circle 8 Holdco and is eligible to receive cash earnout payments in an aggregate maximum amount of up to $2.1 million based on the achievement by Circle 8 of certain EBITDA targets over the three year period following the completion of the acquisition of the Acquired Assets by Circle 8. We contributed $12 million to Circle 8, and an independent third party contributed $4 million, of which approximately $11.7 million was used to pay down a portion of the Circle 8 Crane Services’ senior debt facility at the closing, $3.0 million of which was used to pay off Circle 8 Crane Services’ subordinated debt facility in full at the closing and $1.4 million was used to pay the expenses of Circle 8 and Circle 8 Crane Services. In addition, Circle 8 assumed a new line of credit issued by Circle 8 Crane Services’ current senior lender. Circle 8 Holdco is a subsidiary of the former AAI, a Delaware corporation but is presently directly owned by us. We own a controlling interest in Circle 8 Holdco.

On December 16, 2022 we entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) providing for the issuance of a secured promissory note (the “Note”) with an aggregate principal face amount of $14.7 million (the “Financing”). On December 29, 2022, the Company and the accredited investor entered into an amended and restated amendment to the SPA, pursuant to which the total amount of the financing was increased to $17.5 million and the Company sold an additional note to a second accredited investor.

Under the SPA, we are obligated to repay, while the Note remains outstanding, (i) eighty percent (80%) of the proceeds we may receive from any financing conducted, other than at-the-market offerings and (ii) one hundred percent (100%) of the proceeds we may receive from the sale of marketable securities by Ault Lending. In addition, if Third Avenue Apartments, LLC (“Third Avenue”), our wholly owned subsidiary, sells the property it owns in St. Peterburg, Florida, then we will use the net proceeds from the sale of such property in excess of $10 million, to repay the Note. In addition, we agreed to issue 11.6 million shares of our common stock to the Investor in exchange for the cancellation of all outstanding warrants previously issued to the Investor, which warrants were exercisable for 11.6 million shares of our common stock.

2023 Updates

On January 23, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to our Series C convertible redeemable preferred stock (“Series C Preferred Stock”) which, effective upon filing, eliminated the Series C Preferred Stock.

On February 8, 2023, we entered into a Share Exchange Agreement (the “Agreement”) with BMI and the other signatories thereto. The Agreement provides that, subject to the terms and conditions set forth therein, BMI will acquire all of the outstanding shares of capital stock of our then subsidiary, BitNile.com, Inc. (“BitNile.com”), of which we owned approximately 86%, and the remaining 14% was owned by minority shareholders (the “Minority Shareholders”), as well as Ault Iconic (f/k/a Ault Media Group) and the securities of Earnity beneficially owned by BitNile.com (which represented approximately 19.9% of the outstanding equity securities of Earnity as of the date of the Agreement), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of BMI to be issued to our company (the “Series B Preferred”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of BMI to be issued to the to the Minority Shareholders (the “Series C Preferred,” and together with the Series B Preferred, the “Preferred Stock”). The Series B Preferred and the Series C Preferred each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of the Preferred Stock to be issued by BMI of $100 million, and subject to adjustment, are convertible into an aggregate of 400 million shares of common stock of BMI (the “BMI Common Stock”), which represent and pursuant to the Agreement will represent approximately 92.4% of BMI’s outstanding BMI Common Stock on a fully-diluted basis. However, pending approval of the transaction by BMI’s shareholders, the Preferred Stock combined are subject to a 19.9% beneficial ownership limitation. The Agreement provides that BMI will seek shareholder approval (the “Shareholder Approval”) following the closing.

Pursuant to the Certificates of Designations of the Rights, Preferences and Limitations of the Series B Preferred and the Series C Preferred (collectively, the “Preferred Stock Certificates”), each share of Preferred Stock will be convertible into a number of shares of BMI Common Stock determined by dividing the Stated Value by $0.25 (the “Conversion Price”), or 40,000 shares of BMI Common Stock. The Conversion Price will be subject to certain adjustments, including potential downward adjustment if BMI closes a qualified financing resulting in at least $25 million in gross proceeds at a price per share that is lower than the Conversion Price then in effect. The holders of Preferred Stock will be entitled to receive dividends at a rate of 5% of the Stated Value per annum from issuance until February 7, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable in additional shares of Preferred Stock rather than cash, and thereafter dividends will be payable in either additional shares of Preferred Stock or cash as each holder may elect. If BMI fails to make a dividend payment as required by the Preferred Stock Certificates, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Preferred Stock will also have an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of BMI, and will rank senior to all other capital stock of BMI with respect thereto, except that the Series B Preferred and Series C Preferred shall rank pari passu. Each share of Series B Preferred was originally entitled to vote with the BMI Common Stock at a rate of 10 votes per share of Common Stock into which the Series B Preferred is convertible, but that provision was subsequently eliminated. Other than certain rights granted to the Company relating to amendments or waiver of various negative covenants, the terms, rights, preferences and limitations of the Preferred Stock Certificates are essentially identical.

The Agreement closed on March 6, 2023.

Corporate Information

We are a Delaware corporation, initially formed in California in 1969 and reincorporated in Delaware in 2017. We are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141. Our phone number is (949) 444-5464 and our website address is www.ault.com.

Our Corporate Structure

On January 19, 2021, we changed our name from DPW Holdings, Inc. to Ault Global Holdings, Inc., on December 13, 2021, we changed our corporate name from Ault Global Holdings, Inc. to BitNile Holdings, Inc. and on January 3, 2023, we changed our name from BitNile Holdings, Inc. to Ault Alliance, Inc (together, the “Name Changes”). The Name Changes were each effected through a parent/subsidiary short form merger pursuant to an Agreement and Plan of Merger dated January 7, 2021, December 1, 2021 and December 20, 2022, respectively. None of the mergers or the corresponding Name Change affected the rights of our security holders. Our common stock is traded on the NYSE American under the symbol “AULT.” Existing stock certificates that reflect our prior corporate names continue to be valid. Certificates reflecting the new corporate name are issued as old stock certificates are tendered for exchange or transfer to our transfer agent. Concurrent with the change in our name to Ault Global Holdings, Inc., Milton C. Ault III was appointed as our Executive Chairman, William B. Horne was appointed as our Chief Executive Officer and remains as Vice Chairman of our board of directors (the “Board”), and Henry Nisser was appointed as our President and remains as our General Counsel.

Our corporate structure is currently as follows:

Our Corporate Structure

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

Our Executive Committee acts as the underwriting committee for Ault Lending and approves all lending transactions. Under its business model, Ault Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. Ault Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to Ault Lending in any particular financing.

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

Our Principal Subsidiaries and their Businesses

The following is a brief summary of the businesses in which we own a controlling interest as of the date of this annual report:

Circle 8

History

In 2007, Philip and Allen Bryson founded Circle 8 Fluid Services, Inc., which later became Circle 8 Crane Services, LLC in 2018 (“Former Circle 8”) as a niche chemical provider to oilfield production and completion companies. In 2008, Former Circle 8 began purchasing cranes to service the expanding natural gas drilling and completion market. From 2009 through 2011, Former Circle 8 expanded to East Texas and Western Louisiana. In 2012, Former Circle 8 opened operations in the Eagle Ford Shale in South Texas, establishing an office and terminal in Corpus Christi. Former Circle 8 continued expansion opening terminals in Houston, Texas and Clinton, Oklahoma. By 2013, Former Circle 8’s fleet grew to forty-seven cranes and entered into master service agreements with well-established oil producers. In 2014, it purchased another 26 new all-terrain mobile cranes, rendering its fleet size to 73, manned by over 300 non-union employees, and work orders from 397 new customers in 2014.

The COVID-19 pandemic and the downturn in domestic oil market during 2020 and 2021, led Former Circle 8 to reduce its fleet throughout 2021. In December 2022, it sold substantially all the operating assets to Circle 8, a newly formed joint venture between Circle 8 Holdco, with 64% ownership, and Paramount Lifting Solutions, LLC (“PLS”), with 36% ownership. In connection with the acquisition of Former Circle 8 assets, Circle 8 refinanced the existing debt owed by Former Circle 8 to CIT Northbridge Credit, LLC (“CITN”), in a $16 million senior secured asset backed revolving line of credit, and Circle 8 assumed $10.6 million of outstanding equipment notes owed to De Lage Landen Group, LLC (“DLL”).

Description of the Business

Headquartered in Houston, Circle 8 is a premier lifting services provider serving clients in Texas, Oklahoma, Louisiana and Oklahoma with three strategically located branches in Texas and Oklahoma. Its modern fleet consists of 54 mobile all-terrain and hydraulic cranes, with lifting capacities of up to 350 tons that provides services across the Eagle Ford, Permian, Anadarko and Haynesville basins. Circle 8 is poised for organic growth through a strengthened financial profile following its recapitalization in December 2022. Circle 8’s fleet consists of Grove, Xuzhou Construction Machinery Group (“XCMG”) and other leading original equipment manufacturers.

Circle 8 provides experienced professionally certified operators to deliver customized solutions to lifting clients in oil field services, construction, commercial, refining / marketing and wind energy markets. Circle 8 maintains an industry leading safety record. Safety personnel hold certifications and undergo in-house training.

New Management

By teaming up with PLS in the formation of Circle 8, three key management members from PLS, with significant industry experience, joined the team at Circle 8. In April 2023, Circle 8 hired Arnold Mabee as its new CEO. Mr. Mabee has a longstanding, successful track record, as he was previously the President of Sterling Crane USA, LLC (“Sterling Crane”), which has a portfolio of diverse cranes and locations serving multiple business segments. As such, Mr. Babee is responsible for one of the larger mobile crane companies in the US.

Prior to joining Sterling Crane, Mr. Mabee was the Partner in Charge / Administration at R.S. Phillips Steel LLC, a fourth-generation family-owned Steel Service Center that serves the Tri-State Area of New York, New Jersey and Pennsylvania. During his time there, Mr. Babee pioneered several new innovative ideas to enhance safety, compliance and productivity.

Mr. Mabee has thirty years of operations and senior level management experience in a variety of industries including all aspects mobile crane & heavy haul services, steel service centers and other industrial services businesses. Mr. Mabee has a long history of improving profitability, significantly growing businesses, and where appropriate, taking them through successful restructuring and segmentation events.

With the appointment of Mr. Mabee as CEO of Circle 8, Phillip Bryson continues on with Circle 8 as President.

Competitive Advantage

Circle 8’s operating experience and the mid-sized diverse fleet that it has developed serves the oil services and petrochemical industries, providing full-service lifting solutions with an industry leading safety record. Key strengths of Circle 8 include:

-	Leading lifting solutions platform
o	Leading provider of comprehensive lifting solutions to diversified end markets, including oil & gas and with expanding operations in infrastructure, plant turn-around and commercial / industrial construction
o	Leading market position with five branches strategically located throughout Texas and Oklahoma
-	Industry leading safety record, commitment and policy
o	Safety is a core value and Circle 8 is a market leader in employee training and practices
o	Dedicated team focused on safety programs.
-	Proven strength of management, recently enhanced and augmented
o	Proven ability to navigate a secular downturn by maintaining strong customer relationships and scale operations to capture additional market share
o	Seasoned industry leaders who have positioned Circle 8 for future growth
o	Additional advisory team to supplement full time management with strategic industry knowledge, contacts and corporate transaction capability
-	High quality fleet with the opportunity to expand by 100% creates a barrier to entry
o	Current fleet of 54 cranes, comprised of 46 all-terrain cranes and 6 hydraulic truck cranes, with a combined average age of 6.2 years and capacity of up to 350 tons
-	Diversified blue-chip customers
o	Entrenched provider to leading, well-capitalized oil and gas industry operators in Texas and Oklahoma
o	Diverse customer base with minimal customer concentration risk
o	Longstanding relationships enable company to easily scale up operations with customers’ demands in the oilfield (upstream), commercial, construction, refining & marketing (downstream) and wind energy markets.
-	Compelling utilization and financial profile
o	Recently downsized underutilized cranes to return to pre-pandemic fleet utilization over 160%
o	Substantial upside remains as Circle 8 efficiently relocates and repurposes its fleet across geographies and end markets.

Industry

There continues to be some consolidation within the industry recently, including the acquisitions of Rental Services Corporation, NES Rentals, Neff Corporation and Ahern Rentals by United Rentals, Inc. (“URI”) and the acquisitions of Contractors Building Supply Co. and Cloverdale Equipment Co. by Herc Holdings, Inc. (“HRI”). However, the U.S. lifting solution equipment distribution and rental industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. residential and non-residential construction trends, construction machinery demand, demand for rental equipment and additional, region-specific factors. Lifting solutions equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include URI, Sunbelt Rentals, and HRI. Examples of equipment dealers include Finning and Toromont. Circle 8 operates substantially in a segment of the rental business whereby Circle 8 provides all labor and consumables to complete a project or an assignment. Like Circle 8, many other pure equipment rental companies may also provide parts and service support to customers.

Sales and Marketing

Lead by Phillip and Brett Rhuland, the sales force is highly specialized in lifting solutions sales to oil services customers, seeking long term purchase orders and master service agreements. Circle 8 plans to continue the extensive training program which involves OEM training sessions on operations and maintenance to ensure the entire sales force knows the fleet inside and out.

Circle 8 will be working with continuing management to implement a back-office content resource management system that will be heavily focused on data collection so that it can continue to improve margin and help streamline scheduling, operations and fleet management to optimize utilization.

Competitive Business Strategy

The oil services’ lifting solutions demand has historically been one of the leading sub-segments of the industry for profitability due to high utilization rates that coincide with the continuous workstreams of extraction. Circle 8 plans to expand this business line in both topline sales through optimizing service and quality operations with a strong safety record.

In addition to expanding the existing business, Circle 8 will seek to make additional forays into the infrastructure construction, the refinery and manufacturing plant turn-around and industrial facility construction with the availability of new cranes as they become available.

Customers

With a focus on the oil services sub-segment of the lifting solutions business in the Eagle Ford, Haynesville, Permian and Anadarko basins, Circle 8 has a diversified base of blue-chip customers in TX and OK. While about a third of its sales are expected to be made up from six of the largest players in the industry, the remaining two thirds of sales will be highly diversified, leading to minimal concentration risk. With its longstanding relationships with blue-chip customers and incoming fleet units, Circle 8 believes it has the ability to scale up sales with these customers locally and most likely into other adjacent areas.

Competition

Due to the highly skilled nature and competitive nature of the lifting solutions business, the sector typically consists of companies like Circle 8 that provide full service lifting solutions on rental or contract basis, including the manpower required to operate the equipment or companies that require extensive lifting solutions straight purchasing the equipment and hiring crane operators directly.

The full-service lifting solutions business is highly fragmented and local with only a few national service providers. In Circle 8’s existing subsegment of the lifting solutions business to the petrochemical industry, the competition is not as strong as it is in others as the contract terms are usually longer term and driven by maintaining strong customer relationships. The diversification strategy for Circle 8 into other subsegments will be faced with competition that is largely driven based on availability, quality (including safety record), reliability and price.

Environmental and Safety Regulations

Circle 8’s equipment, facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws, which may vary locally. These laws regulate (1) the handling, storage, use and disposal of hazardous materials and waste and, if any, the associated cleanup of properties affected by pollutants; (2) air quality (emissions); and (3) wastewater. While lifting solutions’ operations generally do not raise significant environmental risks, Circle 8 uses petroleum products, solvents and other hazardous substances for fueling and maintaining its fleet and vehicles. Circle 8 has made, and will continue to make, capital and other expenditures to comply with environmental requirements. Circle 8 does not currently anticipate any material adverse effect on its business, financial condition or competitive position as a result of its efforts to comply with such requirements.

In the future, federal, state or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters, reporting and disclosure obligations, or effect a change in their enforcement of existing laws or regulations, that could affect operations and increase operational and compliance expenditures. Also, in the future, contamination may be found to exist at Circle 8’s facilities or off-site locations where waste has been sent. There can be no assurance that Circle 8, or various environmental regulatory agencies, will not discover previously unknown environmental non-compliance or contamination. Circle 8 could be held liable for such newly discovered non-compliance or contamination. It is possible that changes in environmental and worker health and safety laws or liabilities from newly discovered non-compliance or contamination could have a material adverse effect on Circle 8’s business, financial condition and results of operations.

BitNile, Inc.

BNI conducts data center operations and Bitcoin mining through ACS.

Overview

BNI is a blockchain technology company focused on mining of Bitcoin. We mine using purpose-built computers (or “miners”) to solve complex cryptographic algorithms (or “verify” or “solve” blocks) in the blockchain in exchange for rewards and fees denominated in the native token of that blockchain network. Our miners provide computing power to a Bitcoin mining pool operator, in which all the participants’ machines mine Bitcoin as a collective group, and we get paid the expected value of both the block reward and transaction fees for doing so, rather than mine directly for our own account. The mine pool operators receive block rewards and transaction fees paid in Bitcoin by the blockchain when the mine pool finds new blocks. The reward and transaction fees are then shared by the pool participants based on their hash rate contributions to the pool, less a small amount of fees.

We will evaluate each digital asset in our portfolio, or that we propose to acquire in the future (including by mining), to determine whether it would likely be considered a security under U.S. federal securities laws, in consultation with outside counsel, as applicable. We will base our analysis on relevant case law, applying the frameworks established by the U.S. Supreme Court and taking into consideration relevant guidance by the SEC and its staff. See “Risk Factors —  Risks Related to Our Bitcoin Operations – Legal and Regulatory —  A particular digital asset’s status as a ‘security’ in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of a digital asset, we may be subject to regulatory scrutiny, investigations, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that Bitcoin that we own or mine is a ‘security’ may adversely affect the value of Bitcoin and our business.”

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

We foresee a time when traditional banking is done in the palm of our hands in community-based, peer-to-peer transactions as opposed through financial intermediaries. This community-based, peer-to-peer network is otherwise known as DeFi. Although we do not believe DeFi will replace traditional finance in the near- to medium-term, we believe this transition will happen over the next 20 years as Millennials and Gen-Xers become the power class and the Baby Boomers retire. DeFi is a concept whereby traditional financial intermediaries are not required to process transactions. The proliferation of blockchain-based protocols will enable participants to offer novel financial products to banking customers. For instance, in a world where traditional finance provides savings account rates less than 1%, DeFi protocols can provide savings accounts with significantly higher yields. Traditional financial platforms are not currently designed to distribute these products to its customers. We believe that in the near-term integrating a traditional broker dealer could help facilitate the distribution of these decentralized finance protocols to a broad base of customers. While we recognize DeFi is in its infancy stage, we believe blockchain will be integral to its advancement. We recognize the uncertainties in DeFi and its effect on our economy both in the U.S. and globally, and acknowledge that this is a new evolving area that may not evolve as we anticipate and in which we may never be a material participant.

We have no present intention of incorporating Earnity’s business or operations, or that of any other DeFi platform, with our own. On March 6, 2023, our beneficial ownership in Earnity was transferred to BMI.

Cryptocurrency and Cryptocurrency Mining Overview

Blockchain and Cryptocurrencies Overview

Cryptocurrencies are a type of digital asset that function as a medium of exchange, a unit of account and/or a store of value (i.e. a new form of digital money). Cryptocurrencies operate by means of blockchain technology, which generally uses open-source, peer-to-peer software to create a decentralized digital ledger that enables the secure use and transfer of digital assets. We believe cryptocurrencies and associated blockchain technologies have potential advantages over traditional payment systems, including: the tamper-resistant nature of blockchain networks; rapid-to-immediate settlement of transactions; lower fees; elimination of counterparty risk; protection from identify theft; broad accessibility; and a decentralized nature that enhances network security by reducing the likelihood of a “single point of failure.” Recently, cryptocurrencies have gained widespread mainstream attention and have begun to experience greater adoption by both retail and institutional investors and the broader financial markets. As cryptocurrencies, and blockchain technologies more generally, have entered the mainstream, prices of digital assets have reached all-time highs and the broader ecosystem has continued to develop. While we expect the value of Bitcoin to remain volatile, we believe the general increase in aggregate market value signals institutionalization and wider adoption of cryptocurrency.

Cryptocurrencies are generally decentralized currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The online network hosts the public transaction ledger, known as the blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a cryptocurrency network, every peer has its own copy of the blockchain, which contains records of every historical transaction — effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

In a cryptocurrency network, generally no single entity owns or operates the network. The infrastructure is typically collectively maintained by a decentralized public user base. If the network is decentralized, it will not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the cryptocurrency. Since transfers generally do not require involvement of intermediaries or third parties, there are only nominal transaction costs in direct peer-to-peer transactions. For example:

●	In terms of conventional peer-to-peer transactions, there either are no fees or they are de minimis (Source: https://www.kraken.com/en-us);

●	For purposes of traditional networks, there are nominal fees associated with any transaction (Source: https://bitinfocharts.com/bitcoin); and

●

As of April 15, 2023, the average Bitcoin network fee is $1.20 per transaction, which is still very low compared to conventional transaction fees charged by banks and other more traditional financial institutions (https://bitinfocharts.com/bitcoin).

The network fee is separate and distinct from the pool fee we pay Antpool for its services in acting as a pool operator, discussed below. The network fee is applicable to anyone who transacts on the blockchain.

Although fees are generally low, block space continues to be a key issue in regards to the volume of transactions on a blockchain. Mining fees can and often do fluctuate from transaction to transaction as a result of “congestion.” However, this congestion does not negate any of the statements made immediately above.

Units of cryptocurrency can be converted to fiat currencies, such as the U.S. dollar, at rates determined on various exchanges, such as Binance, Coinbase, Kraken, Gemini and others. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe cryptocurrencies, particularly Bitcoin, the only cryptocurrency we receive for providing computing power to a mining pool operator, offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

●	Acting as a fraud deterrent, as cryptocurrencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;
●	Immediate settlement;
●	Elimination of counterparty risk;
●	No trusted intermediary required;
●	Lower fees;
●	Identity theft prevention;
●	Accessible by everyone;
●	Transactions are verified and protected through a confirmation process, which prevents the problem of double spending;
●	Decentralized — no central authority (government or financial institution); and
●	Not recognized universally and not bound by government imposed or market exchange rates.

However, cryptocurrencies may not provide all of the benefits they purport to offer.

Limitations on Bitcoin Mining

In addition to competition, there are many factors that can affect all digital asset mining companies and Bitcoin in particular:

•	Limitations on the supply of the cryptocurrency being mined;
•	The market price of the cryptocurrency;
•	Cost of power:
•	Mining difficulty and overall network hashrate;
•	Regulatory oversight; and
•	Hosting availability.

The Bitcoin halving is a phenomenon that occurs approximately every four years on the Bitcoin network. The halving is a key part of the Bitcoin protocol, and it serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For Bitcoin the reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; (3) on May 11, 2020 at block height 630,000, when the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur on or around March 2024 at block height 840,000. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140.

We currently only participate in mining pools that mine Bitcoin. Our business is heavily dependent on the price of Bitcoin. The prices of digital assets, including Bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity, and market demand which are beyond our control. See “Risk Factors – Risks Related to Our Bitcoin Operations” for more information on the risks we face due to our mining of Bitcoin and its speculative and volatile nature.

Cryptocurrency Mining and Mining Pools

As a participant in a cryptocurrency mining pool, we use specialized miners to solve cryptographic math problems necessary to record and “publish” cryptocurrency transactions to blockchain ledgers. Generally, each cryptocurrency has its own blockchain, which consists of software code (also known as a protocol), which is run by all the computers on the network for such blockchain. Within this code, transactions are collated into blocks, and these blocks must meet certain requirements to be verified by the blockchain software, added to the blockchain or ledger of all transactions and published to all participants on the network that are running the blockchain software. After a transaction is verified, it is combined with other transactions to create a new block of data for the blockchain. For proof-of-work blockchains, the process of verifying valid blocks requires computational effort to solve a cryptographic equation, and this computational effort protects the integrity of the blockchain ledger. This process is referred to as “mining.” As a reward for verifying a new block, miners receive payment in the form of the native cryptocurrency of the network (e.g., Bitcoin). This payment is comprised of a block reward (i.e., the automatic issue of new cryptocurrency tokens) and the aggregated transaction fees for the transactions included in the block (paid in existing cryptocurrency tokens by the participants to the transactions). The block reward payments and the aggregated transaction fees are what provide the incentive for miners to contribute hash rate to the network.

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

As the total amount of available hash rate has increased (particularly on the Bitcoin network), it has become increasingly difficult for any individual miner to independently solve a block and as a result “mining pools” have emerged as an efficient way for miners to pool resources. Mining pools aggregate the hash rate of various miners participating in the mining pool. In this way the mining pool operator, rather than an individual miner, validates the block and receives the block reward and related transaction fees. The mining pool is organized by a third party, in our case Antpool.com. In consideration for receiving a percentage of the earned block rewards and transaction fees, Antpool.com administers the pool and ensures that the participants in the pool receive their share of the block reward and related transaction fees, generally pro-rata to their contributed hash rate. Mining pools offer miners more predictable and consistent revenue compared to mining individually. We participate in mining pools by providing what the industry refers to as “hashrate” to the pool. Hashrate is defined as the computing power that our mining equipment produces when helping to validate a block that the mining pool is trying to solve. We use the FPPS, or Full Pay-Per-Share, method when mining with Antpool.com. Pursuant to the “Full Pay Per Share” model, both the block reward and the mining service charge are settled according to the theoretical profit. It includes the calculation of a standard transaction fee within a certain period and distributes it to mining pool participants according to their hash power contributions in the pool. It increases the mining pool participants’ earnings by sharing transaction fees. Standard transaction fees are calculated using a certain period which are then distributed to miners according to their hash power contributions in the pool. Antpool.com currently charges us a 0.3% mining fee.

We provide computing power to the mining pool, which is run by the mining pool operator with whom we contract, who in turn provides transaction verification services. Based on the terms of the agreement, in our judgment, the mining pool operator is considered the principal in providing mining pool services. We recognize revenue, net of certain transaction fees from the mining pool operator, which are not considered material. To date, we have only used one mining pool operator. Our current mining pool agreement is cancelable at any time by either party without penalty. Revenue received from for providing computing power would be directly impacted positively or negatively should we start and stop providing computing power to the mining pool operator within a given reporting period.

Our Strategy

Smart Growth

We aim to optimize our mining by actively monitoring and adjusting the operation of mining machines to enhance their performance. When planning our short- and long-term operating strategies and capital expenditures, we carefully monitor fluctuations and longer-term trends in the value of certain cryptocurrencies, which impacts the return on investment of machines. We also regularly evaluate potential innovations in geography, physical footprint, computing technology and similar areas to improve our operations and productivity. We believe this smart growth strategy, including our commitment to mining efficiency and return on investment in miners, will enable us to build value over the long term.

Own and Operate Our Mining Facilities

We have made significant investments in purchasing, building and operating our mining facilities. By owning and operating our miners at facilities that offer competitive advantages, including access to reliable, low-cost, renewable power and room for expansion, we expect to have greater control over the timing of the purchase and deployment of our miners. We also may enhance our ability to intelligently and quickly adapt our operating model and reap savings compared to paying for outsourced operations and infrastructure. We anticipate that we will continue to consider other opportunities to integrate our operations, including with respect to both the software utilized by our fleet and the associated hardware.

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

Miners require considerable amounts of electrical energy to perform their functions and mine Bitcoin; consequently, a critical aspect of operating in the cryptocurrency mining industry is obtaining a reliable supply of electricity at a relatively low and stable cost. To this end, in January 2021, ACS purchased the Facility, which currently has access to 28 megawatts of power in preparation for the planned purchase of Bitcoin mining equipment. Since the purchase of the Facility, we have invested in infrastructure improvements and began both ramping up the sites power capacity and installing S19j Pro miners. To date, we have increased power load from 1.5 megawatts to 28 megawatts. In addition, we are working on a formal agreement with the utility company that currently provides our power to expand the site’s capacity up to 297 megawatts, which could take up to 24 months to complete such an expansion. Our relationship with the utility company has grown as we have demonstrated our ability to upgrade and use power at our site effectively. We are in the midst of finalizing those expansion details with the utility company, engineers, and the Economic Development Agency. This planned expansion would allow the operation of up to as many as 90,000 Bitcoin miners at the Facility.

We continue to evaluate other sites, locations, and partnerships for additional and alternative support of future mining operations. While we have not at present entered into any other agreements, we will continue to explore and evaluate additional facilities that that would enable us to expand our mining operations as needed.

Our Mining Operations

On January 29, 2021, ACS closed on the acquisition of the 617,000 square foot energy-efficient Facility for a purchase price of $4.0 million. The purchase price was paid using our own working capital. The Facility has been remodeled and converted over the past year into a site focused on three types of business (commercial real estate, enterprise data center, and high-density computing).

The buildout of the initial 30,000 square feet will be used primarily for our Bitcoin mining operations. While we believe the Facility and its anticipated future operations will be successful, there is a risk that our expectations will not materialize in a timely manner, if at all.

Between July and November 2021, we entered into five separate Non-Fixed Price Sales and Purchase Agreements (collectively, the “Bitmain Agreements”) with Bitmain. We have received 20,645 Antminers, fulfilling the first five of seven Bitmain Agreements including 4,628 environmentally friendly S19 XP Antminers that feature a processing power of 140 terahashes per second (“TH/s”) and 16,017 S19j Pro Antminers that feature a processing power of 100 TH/s. The 20,645 Antminers in our possession, once installed and energized, will generate a combined processing power of approximately 2.25 exahashes per second (“EH/s”), the computational power that is being used to mine Bitcoin.

Beyond the first five contracts with Bitmain, we have two more purchase agreements for an additional 1,325 S19j Pro Antminers estimated to be delivered over the second quarter 2023 and 1,140 S19 XP Hydro Antminers anticipated to be delivered during the summer of 2023. Once all of the miners are fully deployed and operational, we expect to achieve a mining production capacity of approximately 2.67 EH/s.

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

Coins that are mined are held in a custodial account as digital assets. We transitioned from NYDIG to Gemini Trust Company, LLC (“Gemini”) as custodian and securely store our digital assets at Gemini, a regulated, audited and insured cryptocurrency custodian. The custody arrangements require that we mine to a custodial wallet address where the private key is held by the custodian and all keys for the wallet are held in cold storage. This provides a layer of protection in both the transaction and liquidation phases of the operations by using multi-factor and multi-person approval processes, to include Know Your Customer and Anti-Money Laundering procedures of the receiving party. We will either hold the digital assets or may choose to convert those assets into fiat currency depending on financial needs and plans. When we opt to convert the digital assets we sell or exchange our Bitcoin through Gemini, the custodian of our digital wallet. When we elect to make a sale or exchange our Senior Vice President - Finance submits a request to Gemini’s execution department to exchange Bitcoin for U.S. dollars. Gemini sends an approval email to our CEO to approve. Once approved by our CEO, Gemini executes the sale/exchange on its trading platform at current market prices, less commissions, and deposits the U.S. dollars into our bank account.

Beyond the foregoing, our custody agreement with Gemini provides that:

●	Gemini provides a unique custody account in which all our blockchain assets are held, which are segregated from all others’ assets and are verifiable through the blockchain; and

●	Gemini charges us fees in Bitcoin, which is deducted from our digital assets on the last business day of every month.

Currently, we are converting Bitcoin received from our mining activities into fiat currency on a bimonthly basis, on average, to pay for operating costs and purchase commitments for new mining equipment. We are not currently holding any digital assets for investment.

Our Contracts with Bitmain

Between July and November 2021, we entered into five separate Non-Fixed Price Sales and Purchase Agreements (collectively, the “Bitmain Agreements”) with Bitmain. We have received 20,645 Antminers, fulfilling the first five of seven Bitmain Agreements including 4,628 environmentally friendly S19 XP Antminers that feature a processing power of 140 terahashes per second (“TH/s”) and 16,017 S19j Pro Antminers that feature a processing power of 100 TH/s. The 20,645 Antminers in our possession, once installed and energized, will generate a combined processing power of approximately 2.25 exahashes per second (“EH/s”), the computational power that is being used to mine Bitcoin.

Beyond the first five contracts with Bitmain, we have two more purchase agreements for an additional 1,325 S19j Pro Antminers estimated to be delivered over the second quarter 2023 and 1,140 S19 XP Hydro Antminers anticipated to be delivered during the summer of 2023. Once all of the miners are fully deployed and operational, we expect to achieve a mining production capacity of approximately 2.67 EH/s.

All of the miners we are purchasing are newly manufactured and not pre-owned. We are not aware if Bitmain is experiencing any supply side constraints in its ability to fulfill the Bitmain Agreements; to date, Bitmain has timely delivered all miners pursuant to the delivery schedule in such agreements.

Regulation

Cryptocurrency mining is largely an unregulated activity at both the state and federal level. We anticipate that cryptocurrency mining will be a focus for increased regulation in the near- and long-term, and we cannot predict how future regulations may affect our business or operations.

In March 2022, the United States announced plans to establish a unified federal regulatory regime for cryptocurrency, and a group of United States Senators sent a letter to the United States Treasury Department asking Treasury Secretary Yellen to investigate Treasury’s ability to monitor and restrict the use of cryptocurrencies to evade sanctions imposed by the United States. We are unable to predict the impact that any new regulations may have on our business at the time of filing this Annual Report. We continue to monitor and proactively engage in dialogue on legislative matters related to our industry.

In September 2022, the White House issued a report regarding the Climate and Energy Implications of Crypto-Assets in the United States. The report states that the Department of Energy and Environmental Protection Agency should initiate a process to solicit data and develop environmental performance and energy conservation standards for crypto-asset technologies, including mining equipment. Should such measures prove ineffective at achieving the Administration’s environmental goals, the report calls for the Administration to explore executive actions and legislation to limit or eliminate the use of high energy intensity consensus mechanisms for crypto-asset mining.

We are unable to predict the impact that any new standards, legislation, or regulations may have on our business at the time of filing this Annual Report. We continue to monitor and proactively engage in dialogue on regulatory and legislative matters related to our industry.

Further, in December 2022 the SEC’s Division of Corporation Finance issued guidance advising companies to disclose exposure and risk to the cryptocurrency market. While the focus is on digital asset managers and exchanges, and not Bitcoin miners, the failure of such large asset managers and exchanges may create increased price volatility of Bitcoin.

In January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement discouraging banks from doing business with clients in crypto-asset industries. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered banks.

Also in January 2023, the House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the digital asset industry. Bipartisan leadership of the Senate Banking Committee announced that goal as well.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

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

A number of public companies (traded in the U.S. and internationally) and private companies may be considered to compete with us, including the following companies which we have identified as our competitors:

●	Argo Blockchain PLC;
●	Bit Digital, Inc.;
●	Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd);
●	Cipher Mining Inc.;
●	Core Scientific, Inc.;
●	Digihost International, Inc.;
●	DMG Blockchain Solutions Inc.;
●	Galaxy Digital Holdings Ltd.;
●	Greenidge Generation Holdings Inc.;
●	HashChain Technology, Inc.;
●	Hive Blockchain Technologies Inc.;
●	Hut 8 Mining Corp.;
●	Iris Energy Limited;
●	Layer1 Technologies, Inc.;
●	Marathon Digital Holdings, Inc.;
●	MGT Capital Investments, Inc.;
●	Northern Data AG;
●	Riot Blockchain, Inc.;
●	Overstock.com Inc.; and
●	Stronghold Digital Mining, Inc.

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

Ault Lending

Ault Lending acquires controlling or non-controlling interests in and actively manages businesses that we generally believe (i) are undervalued and have disruptive technologies with a global impact, (ii) operate in industries with long-term macroeconomic growth opportunities, (iii) have positive and stable cash flows, (iv) face minimal threats of technological or competitive obsolescence, and (v) have strong management teams largely in place. We offer investors a unique opportunity to own a diverse group of leading middle-market businesses in the niche-industrial and branded-consumer sectors.

Ault Lending uses a traditional methodology for valuing securities that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling or non-controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business.

Ault Lending believes that private company operators and corporate parents looking to sell their business units may consider us an attractive purchaser because of our ability to:

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

In terms of the businesses in which we have a controlling interest as of December 31, 2022, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches, and maintain long-standing customer relationships.

Ault Lending provides funding to businesses through loans and investments. Ault Lending offers a variety of loan types including commercial loans, convertible notes and revolving lines of credit. Ault Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans are primarily short-term, ranging from six to 12 months, but may be of longer duration. These terms are subject to change as market needs dictate, and Ault Lending anticipates offering additional products in the future.

Ault Lending uses its considerable financial experience, data analytics, and a credit scoring model to assess the creditworthiness of each small business borrower applicant. If the business meets Ault Lending’s criteria, Ault Lending sets the initial interest rate according to its credit and financial models. The final interest rate offered to the borrower will be determined by Ault Lending’s interpretation of the marketplace. In order to borrow from Ault Lending, borrowers must display characteristics indicative of durable business and financial situations. These include factors such as revenue, time in business, number of employees, and financial and credit variables. In order to qualify, business borrower applicants must be approved through Ault Lending’s underwriting process, which analyzes credit and financial data of both the business and the business owner. Ault Lending takes into account several business factors (including revenue, age of business, cash flows, and other variables). The underwriting process determines the loan amount to approve, how loans will be priced, and whether to include a blanket lien is based on the above analysis, as well as additional factors (including length of loan, estimated default rates by type and grade, and general economic environment).

Our Executive Committee, which is comprised of our Executive Chairman, Chief Executive Officer and President, acts as the underwriting committee for Ault Lending and approves all lending transactions. The Executive Committee has decades of experience in financial, investing and securities transactions. Under its business model, Ault Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. Ault Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to Ault Lending in any particular financing.

As noted above, we will from time to time, through Ault Lending, engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, transactions in their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings, mergers or spin-offs and directed share subscription programs. We will continue to consider these and functionally equivalent programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

During 2023, we anticipate providing significant new funding to expand Ault Lending’s loan and investment portfolio. Ault Lending loans are made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

Ault Alpha

Ault Lending is the principal owner of Ault Alpha, a term we use that comprises an investment fund, a general partner and an investment manager all formed on July 15, 2021. Ault Alpha generally seeks to invest in public companies or private companies with public debt that have strong relative value metrics but poor Wall Street recognition; such companies can often experience valuation inefficiencies. Ault Alpha seeks to identify and invest in these undervalued companies. In certain companies, Ault Alpha will actively intervene to assist management to maximize stockholder value. Ault Alpha believes that an activist role can result in the creation of significant value and larger than average returns on investment. Ault Alpha will own a concentrated portfolio, and typically invest with a long-term perspective. Further, Ault Alpha will employ a systematic process, developed over decades of collective experience in the capital and credit markets, to seek specific value-creating events and/or special situations, to provide compelling return potential and generate competitive capital appreciation and total return by making investments in three key categories: (i) undervalued or overvalued assets; (ii) activist trading; and (iii) volatility trading and arbitrage. Ault Alpha has purchased the Company’s common stock in open-market transactions.

BitNile Metaverse, Inc.

As discussed above, we recently transferred our entire ownership of BitNile.com, or BNC, to BitNile Metaverse, or BMI. As part of that transaction, we also transferred our ownership of Ault Iconic and all of our beneficial ownership of Earnity to BMI.

Overview

BNC, an entity in the embryonic stage of development, represents a groundbreaking development in the online metaverse landscape, offering immersive, interconnected digital experiences that are inclusive, engaging, and dynamic. By integrating various elements such as virtual markets, real world goods marketplaces, gaming, social activities, sweepstakes, gambling, and more, BNC aims to revolutionize the way people interact online. BNC’s rapidly growing virtual world, BitNile.com (the “Platform”) is accessible via any device using any web browser, without requiring permissions, downloads, or apps, and the Platform can be enjoyed without the need for bulky and costly virtual reality headsets.

BNC’s business strategy revolves around creating a seamless, all-encompassing Platform that caters to various user needs and interests. The Platform’s strategic pillars include:

•	Leveraging cutting-edge technology to offer a user-friendly, browser-based platform compatible with VR headsets and other modern devices;
•	Providing a diverse range of products and experiences that cater to users with different interests and preferences;
•	Fostering global connections and a sense of community among users, encouraging socialization and collaboration; and
•	Ensuring continuous innovation to stay ahead of industry trends and customer expectations.

Customers

BNC targets a broad audience, including:

•	Tech-savvy individuals seeking immersive digital experiences;
•	Gamers of all skill levels interested in a diverse array of gaming options;
•	Collectors and traders of digital assets, such as virtual real estate, digital art, and unique collectibles;
•	Shoppers seeking a convenient, intuitive platform for purchasing real world goods; and
•	Users seeking social interaction and global connectivity in a virtual environment.

Products

BNC offers an extensive range of products and experiences, including:

•	Virtual markets: Sales of digital assets from BNC as well as third party vendors like virtual real estate, digital art, user customizations, and unique collectibles;
•	Real world goods marketplaces: A platform for shopping a diverse range of real world products;
•	Gaming: a selection of gaming options, including participation in games, sweepstakes, and social gaming experiences;
•	Sweepstakes gaming: A dedicated gaming zone for sweepstakes gaming, offering opportunities to win virtual and real money;
•	Contests of skill: competitions where users can showcase their talents and win prizes;
•	Building private spaces: A feature allowing users to construct and customize their dream homes or private spaces;
•	Social hubs for users to interact with individuals from around the world; and
•	Unique virtual and real world experiences, such as live and virtual concerts, conferences, and other events.

Industry

The metaverse industry is experiencing rapid growth and expansion, driven by advancements in technology, increased interest in virtual experiences, and the rise of digital economies. Key trends include:

•	The integration of virtual and physical worlds;
•	The emergence of virtual economies and markets; and
•	The growing importance of socialization and community-building in digital spaces.

Competition

BNC faces competition from existing metaverse platforms and new entrants. Key competitors include:

•	Established metaverse platforms, such as Decentraland, The Sandbox, and Second Life, as well as companies that focus on development of metaverse tools and platforms such as META;
•	Gaming-focused platforms, like Fortnite and Roblox; and
•	Social media platforms that integrate metaverse elements, such as Facebook’s Horizon Workrooms.

Regulatory Environment

BNC operates within a complex and evolving regulatory landscape, with key considerations including:

•	Data privacy and protection regulations, such as GDPR and CCPA;
•	Compliance with gaming and gambling regulations in various jurisdictions; and
•	Intellectual property rights and digital asset ownership.

BNC intends to offer a transformative digital experience by combining elements of virtual markets, real world goods marketplaces, gaming, social activities, and sweepstakes gaming. This unique integration establishes BNC as a pioneering Platform in the metaverse industry, catering to diverse user interests and needs. We believe that as the industry evolves and expands, BNC’s commitment to providing immersive and interconnected digital experiences will place it at the forefront of the metaverse revolution, poised to redefine online interaction and engagement for users around the globe. By continuously innovating and adapting to the ever-changing digital landscape, BNC aims to offer limitless possibilities and opportunities for users, setting the stage for a truly inclusive and dynamic metaverse.

Business Strategy

BNC’s business strategy focuses on delivering a comprehensive, immersive, and interconnected metaverse experience that stands out from the competition. To achieve this, the platform has identified several core strategic initiatives that will guide its growth and development.

Technological Innovation and User Experience

BNC places a strong emphasis on leveraging cutting-edge technology to create a seamless, user-friendly experience. By offering a browser-based platform that is compatible with VR headsets and other modern devices, BNC ensures accessibility and convenience for users across various platforms. BNC intends to continuously invest in research and development to stay at the forefront of technological advancements in the metaverse space, ensuring that users enjoy an unparalleled experience.

Diversification and Personalization

BNC’s strategy focuses on providing a diverse range of products and experiences that caters to users with different interests and preferences. By offering a wide variety of activities, from virtual markets and real world goods marketplaces to gaming, social interaction, and live and virtual events, the platform aims to attract a broad user base and promote user engagement. Additionally, BNC intends to emphasize personalization, allowing users to customize their experiences and tailor the platform to suit their unique needs and tastes.

Community Building and Global Connections

The Platform recognizes the importance of fostering a strong sense of community and global connectivity among its users. BNC intends to implement various features and initiatives designed to encourage socialization, collaboration, and networking among users from around the world. This will include the creation of social hubs, support for user-generated content, and the promotion of events and activities that bring users together.

Monetization and Revenue Generation

BNC’s business strategy includes developing diverse revenue streams to ensure the Platform’s long-term sustainability and growth. Potential monetization strategies include charging fees for premium features, from sales and transactions on virtual markets and real world goods marketplaces, social sweepstakes gaming, real and virtual concerts and events, and offering advertising opportunities for brands within the metaverse. Additionally, the Platform will explore partnerships and collaborations with other businesses and organizations to create new revenue-generating opportunities.

Compliance and Regulatory Management

To navigate the complex and evolving regulatory landscape, BNC will prioritize compliance with relevant laws and regulations in all jurisdictions where it operates. This includes data privacy and protection regulations, gaming and sweepstakes regulations, and intellectual property rights. By maintaining a strong focus on regulatory compliance, BNC aims to minimize potential legal risks and build trust with users and partners.

Continuous Improvement and Adaptability

Finally, BNC’s business strategy emphasizes the importance of continuously evaluating and refining its offerings in response to changing market trends and user preferences. The platform will actively seek user feedback and monitor industry developments to inform its ongoing product development and feature enhancements. This adaptability will allow BNC to maintain its competitive edge and continue delivering a compelling metaverse experience for users.

Customers and Product Interaction

BNC aims to serve a diverse customer base by offering an extensive range of products and experiences designed to cater to various interests and preferences. The Platform seeks to create a highly engaging environment, encouraging users to interact with its offerings in multiple ways. This section provides insights into BNC’s target customers and how they interact with the various products and experiences available on the Platform.

Tech-savvy Individuals

Tech-savvy individuals are drawn to BNC due to its innovative, cutting-edge technology and immersive virtual experiences. These users are likely to engage with the Platform’s virtual markets, trading digital assets like virtual real estate, digital art and unique collectibles. They may also be early adopters of VR headsets, using them to explore the metaverse and interact with other users in social hubs.

Gamers of All Skill Levels

BNC appeals to gamers by offering an extensive selection of gaming options, from casual games to competitive contests of skill. Gamers can participate in various gaming experiences, such as:

•	Sweepstakes gaming: Gamers can enter sweepstakes games to compete for virtual and real money prizes, testing their skills against other players in a secure, fair environment;
•	Social gaming experiences: Users can engage with others in single player games with chat features as well as multiplayer games, fostering collaboration and communication while enjoying a shared gaming experience; and
•	Contests of skill: Competitive gamers can showcase their abilities by participating in contests of skill, earning recognition, and winning prizes.

Collectors and Traders of Digital Assets

BNC’s virtual markets cater to users interested in collecting, trading, and investing in digital assets. These users can interact with the Platform’s offerings by:

•	Buying, selling, and trading digital assets, such as virtual real estate, digital art, and unique collectibles;
•	Exploring and engaging with the digital art galleries and museums featured in the metaverse; and
•	Attending virtual events and auctions for exclusive digital asset releases and limited-edition collectibles.

Shoppers Seeking Real world Goods

Users looking for a convenient, intuitive platform to purchase real world goods can explore BNC’s real world goods marketplaces, which offer a diverse range of products. These users can:

•	Browse and purchase items from categories such as fashion, electronics, travel, and home goods;
•	Interact with virtual showrooms and product demonstrations to gain a better understanding of the products they’re interested in; and
•	Participate in virtual events, sales, and promotions to discover new products and take advantage of special offers.

Social Seekers and Global Connectors

We believe BNC will appeal to users who value social interaction and global connectivity in a virtual environment. These users can engage with the Platform’s offerings by:

•	Participating in various social hubs to meet and interact with individuals from around the world.
•	Collaborating on projects, sharing ideas, and forming new friendships within the metaverse.
•	Building and customizing private spaces to host gatherings, parties, or events for their friends and online communities.
•	Attending virtual events, concerts, and conferences to connect with others who share their interests and passions.

By understanding its target customers and the ways in which they interact with BNC’s various products and experiences, the Platform can effectively tailor its offerings to meet the needs and preferences of its diverse user base.

Products and Experiences

BNC intends to offer an extensive range of products and experiences designed to cater to a diverse audience with varied interests and preferences. By providing a comprehensive suite of offerings, the Platform aims to attract and engage users, creating a vibrant and dynamic metaverse environment. The following is an expanded list of BNC’s products and experiences, most of which remain in development:

•	Virtual markets: Facilitating the trading of digital assets like digital skins, a graphic download that changes the appearance of characters in video games, for avatar customization virtual real estate, digital art, and unique collectibles, enabling users to participate in a thriving digital economy;
•	Real world goods marketplaces: Offering a platform for users to shop for a diverse range of real world products, including fashion, electronics, and home goods, seamlessly connecting the virtual and physical worlds;
•	Gaming: Providing an extensive selection of gaming options for users of all skill levels, including participation in games, sweepstakes, and social gaming experiences;
•	Sweepstakes gaming: Featuring a dedicated gaming zone for users to engage in sweepstakes gaming, with opportunities to win both virtual and real money prizes;
•	Contests of skill: Organizing competitions for users to showcase their talents and compete against others for prizes and recognition in various disciplines;
•	Building private spaces: Allowing users to construct and customize their dream homes or private spaces, tailoring their environments with an array of design options and sharing their creations with others or keeping them as personal retreats;
•	Socialization and connectivity: Fostering global connections by enabling users to interact with individuals from around the world, forming new friendships, collaborating on projects, or engaging in conversations within various social hubs; and
•	Real and virtual concerts: Hosting live and virtual concerts within the metaverse, featuring performances from both real world and virtual artists, allowing users to attend and enjoy shows in an immersive environment.

By offering a diverse and comprehensive range of products and experiences, BNC aims to create a vibrant and engaging metaverse platform that appeals to users with a wide array of interests and preferences.

Industry Overview and Key Trends

The metaverse industry is witnessing rapid growth and expansion, driven by a combination of technological advancements, increased interest in virtual experiences, and the emergence of digital economies. As the industry continues to evolve, it is important to consider user adoption, growth, and other factors that contribute to the metaverse landscape.

User Adoption and Growth

The growing popularity of virtual experiences and digital platforms has led to a surge in user adoption and engagement in the metaverse industry. A number of factors contribute to this growth, including:

•	Increased accessibility of virtual reality (“VR”) and augmented reality (“AR”) technologies, making immersive experiences more affordable and widely available.
•	The ongoing digitization of various aspects of everyday life, from work and education to entertainment and socialization, driving users to seek out new digital experiences.
•	The COVID-19 pandemic, which has accelerated the adoption of digital platforms and virtual experiences as people adapt to remote work, learning, and social distancing measures.

Integration of Virtual and Physical Worlds

One of the key trends in the metaverse industry is the growing integration of virtual and physical worlds, enabling users to seamlessly transition between digital and real world experiences. This trend is evident in:

•	The emergence of virtual marketplaces where users can trade digital assets and purchase real world goods;
•	The incorporation of AR and VR technologies in retail, entertainment, and other industries, providing immersive, interactive experiences that blur the lines between the digital and physical realms; and
•	The development of virtual environments that replicate real world locations, allowing users to explore and interact with digital versions of familiar places.

Virtual Economies and Markets

The metaverse industry is witnessing the rise of virtual economies and markets, where users can trade digital assets, such as virtual real estate, digital art, and unique collectibles. Key factors driving this trend include:

•	The increasing acceptance and adoption of cryptocurrencies and blockchain technology, enabling secure, transparent transactions in digital markets;
•	Growing interest in non-fungible tokens (“NFT’s”) and digital collectibles, which has led to the creation of new marketplaces and trading platforms for these assets; and
•	The realization of the potential for virtual goods to hold and accrue value over time, leading to increased investment and speculation in digital markets.

Socialization and Community Building in Digital Spaces

The importance of socialization and community building in digital spaces is another significant trend in the metaverse industry. As users spend more time in virtual environments, platforms are placing a greater emphasis on fostering connections and interactions among users. This trend can be observed in:

•	The creation of social hubs, virtual events, and gatherings designed to bring users together and encourage networking, collaboration, and communication;
•	The integration of social media and messaging features within metaverse platforms, allowing users to stay connected with friends and communities while exploring virtual worlds; and
•	The development of user-generated content and customization tools, empowering users to create unique experiences and contribute to the growth and expansion of the metaverse.

The metaverse industry is experiencing rapid growth and transformation, driven by technological advancements, increased user adoption, and the emergence of virtual economies and markets. As the industry continues to evolve, it will be essential that BNC stay informed of key trends and driving forces shaping the future of the metaverse landscape, and adapt to those trends as they arise.

Competition in the Metaverse Industry

The metaverse industry is becoming increasingly competitive as more companies and platforms emerge to capitalize on the growing interest in virtual experiences and digital economies.

Key Players in the Metaverse Industry

The metaverse industry features an eclectic mix of established technology companies, gaming giants, and innovative startups, each bringing unique offerings and perspectives to the market. Some of the key players in the industry include:

•	Meta (formerly Facebook): With its ambitious plans for the metaverse and significant investments in VR technology, Meta is a major player in the industry. The company’s Oculus platform and Horizon Workrooms are prime examples of its commitment to shaping the future of the metaverse;
•	Epic Games: The creator of the popular game Fortnite, Epic Games has made significant strides in the metaverse space by developing the Unreal Engine, a powerful platform for creating virtual worlds and experiences;
•	Roblox Corporation: Roblox has successfully created a user-generated content platform that allows millions of players to create, share, and engage in virtual experiences, making it a significant player in the metaverse landscape; and
•	Linden Lab: As the creator of Second Life, one of the earliest and most successful virtual worlds, Linden Lab has a long history in the metaverse industry and continues to evolve and expand its offerings.

Market Segments and Niches

The metaverse industry can be broadly divided into several market segments and niches, each catering to different user needs and preferences:

•	Gaming-focused metaverse platforms: These platforms, such as Fortnite and Roblox, primarily cater to gamers and offer a wide range of gaming experiences and social interaction opportunities within virtual environments;
•	VR and AR platforms: Companies like Meta and Microsoft focus on developing hardware and software solutions to enable immersive VR and AR experiences, driving the adoption of these technologies in the metaverse;
•	Social and community-driven metaverse platforms: Platforms like Second Life and BNC emphasize socialization, community building, and user-generated content, fostering connections and collaboration among users; and
•	NFT and digital asset marketplaces: These platforms, such as OpenSea and Decentraland, facilitate the trading of digital assets like virtual real estate, digital art, and unique collectibles, contributing to the growth of virtual economies.

Differentiating Factors

With the increasing competition in the metaverse industry, it is crucial for platforms to differentiate themselves by offering unique features, experiences, or technologies. Some potential differentiating factors include:

•	Seamless integration of virtual and real world experiences: Platforms that successfully bridge the gap between the digital and physical realms, allowing users to easily transition between the two, are likely to stand out in the competitive landscape;
•	Innovative and user-friendly technology: Companies that prioritize cutting-edge technology and deliver a seamless, intuitive user experience will have a competitive edge in the metaverse market;
•	Personalization and customization: Platforms that empower users to create and customize their own experiences, environments, and avatars are likely to appeal to a broader audience and foster greater user engagement; and
•	Diverse offerings and experiences: Platforms that cater to a wide range of interests and preferences, such as gaming, shopping, socializing, and trading digital assets, can attract a more extensive and diverse user base.

The metaverse industry is characterized by a competitive landscape with numerous players, market segments, and niches. To succeed in this rapidly evolving market, companies must continuously innovate and differentiate themselves by offering unique features, experiences, and technologies that cater to the diverse needs and preferences of users.

Regulatory Environment: Present and Future Challenges

As the metaverse industry continues to grow and evolve, regulatory challenges and considerations are becoming increasingly important. The unique nature of the metaverse, which often combines elements of virtual reality, gaming, social networking, and digital economies, presents a complex landscape for regulators to navigate.

Present Regulatory Challenges

The metaverse industry is currently grappling with several regulatory challenges, including:

•	Data Privacy and Security: As users share personal information and engage in transactions within the metaverse, concerns about data privacy and security are paramount. Regulators must ensure that platforms adhere to existing data protection regulations, such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”);
•	Intellectual Property Rights: The metaverse’s reliance on user-generated content and digital assets raises questions about intellectual property rights and the enforcement of copyright, trademark, and patent laws in virtual environments;
•	Taxation and Financial Regulations: The growth of virtual economies and the increasing popularity of cryptocurrencies and NFT’s have raised questions about taxation and financial regulations. Regulators must determine how to classify and tax digital assets and transactions, as well as ensure compliance with anti-money laundering and know-your-customer regulations; and
•	Content Moderation and Liability: Metaverse platforms face challenges in moderating content and managing user behavior, raising questions about the platforms’ liability for user-generated content and potential violations of existing laws, such as those related to hate speech, harassment, and misinformation.

Future Regulatory Challenges

As the metaverse industry continues to develop and expand, several future regulatory challenges are likely to emerge, including:

•	Cross-border jurisdictional issues: With the metaverse being a global, borderless environment, determining jurisdiction and applying national laws to activities and transactions within the metaverse will become increasingly complex;
•	Virtual reality and augmented reality regulations: As VR and AR technologies become more integrated into the metaverse, new regulations may be needed to address issues related to safety, privacy, and ethical considerations in the use of these technologies
•	Decentralization and governance: The increasing trend towards decentralized metaverse platforms raises questions about governance and regulatory oversight, as traditional regulatory mechanisms may not be applicable or effective in these environments; and
•	Ethics and inclusivity: As the metaverse becomes more intertwined with daily life, ethical considerations related to inclusivity, accessibility, and the potential for digital divides will become increasingly important for regulators to address.

Ault Iconic

Ault Iconic, formerly known as Ault Media Group is comprised of a diverse team of media professionals with expertise in creating all forms of media, communications, and content including web development, corporate communications, social media, scripted, and unscripted television. Our online virtual training courses (via the LightSpeedVT platform) also offer in-depth business learning. Ault Iconic’s specialized team of producers brings years of university-proven training methods and a history of developing educational materials up to a master’s degree level. Ault Iconic’s first course, relating to initial public offerings, is currently in the final stages of production, with more courses soon to follow.

Along with training and communications strategies, Ault Iconic also offers comprehensive consulting for the development and execution of large and small scale conferences and event planning. From event space acquisition to digital ticketing, keynote speakers, lighting, stage crews, and advertising media buys, Ault Iconic will provide the necessary contacts and guidance to assure a successful and smooth-running event.

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

Circle 8

On December 19, 2022, Circle 8 closed on the asset purchase agreement with Circle 8 Crane Services pursuant to which Circle 8 agreed to purchase substantially all of the assets and assume certain specified liabilities of Circle 8 Crane Services. Circle 8 Crane Services was a crane rental and lifting solutions provider founded in 2007 and headquartered in Corpus Christi, TX with multiple locations throughout the South-Central region of the U.S. It maintains a large modern fleet of mobile cranes for its customers’ heavy lifting needs. Specifically, Circle 8 provides crane operators, engineering, custom rigging and transportation services for oilfield, construction, commercial and infrastructure markets. Circle 8 maintains an industry leading safety record.

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

Acquisition Strategy

Our acquisition strategy is to acquire businesses that we believe to be to undervalued and have disruptive technologies with a global impact that we expect to produce stable and growing earnings and cash flow. In this respect, we expect to make acquisitions in industries other than those in which our businesses currently operate if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will continue to present themselves, as private sector owners seek to monetize their interests in long-standing and privately held businesses and large corporate parents seek to dispose of their “non-core” operations.

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

The Facility is subject to a final corrective measures plan with the Environment Protection Agency. The seller performed remedial activities at the Facility relating to historical soil and groundwater contamination and ACS is responsible for ongoing monitoring and final remediation plans. We estimate cost of the environmental remediation obligation is approximately $0.4 million and reflects our best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and ACS’s time frame for remediation. We may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

TurnOnGreen

TurnOnGreen’s businesses are heavily regulated in most of its markets. TurnOnGreen handles power electronics products mainly in the form of power conversion. TurnOnGreen must take into account several standards for electronic safety to protect the health of humans and animals. TurnOnGreen serves diverse markets including automotive, defense/aerospace, medical/healthcare, industrial and telecommunications, each of which has its own set of their safety regulations and standard that TurnOnGreen must comply with.

Government Contracts. The U.S. Government, and other governments, may terminate any of TurnOnGreen’s government contracts at their convenience, as well as for default based on our failure to meet specified performance requirements. If any of TurnOnGreen’s U.S. Government contracts were to be terminated for convenience, TurnOnGreen would generally be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of TurnOnGreen’s government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and could require TurnOnGreen to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold TurnOnGreen liable for damages resulting from the default.

Medical device power supplies. TurnOnGreen’s medical power supplies must incorporate one or more means of protection (“MOP”) to avoid electrocution. A MOP can be safety insulation, a protective earth, a defined creepage distance, an air gap (clearance) or other protective impedance. These can be used in various combinations - having two MOPs means if one fails, there is another in place. A MOP can be achieved through safety insulation, protective earth, a defined creepage distance, an air gap, other protective impedances, or by implementing a combination of these techniques. TurnOnGreen must comply with a standard that treats operators and patients, resulting in the classifications “means of operator protection” and “means of patient protection.” The latter requirements are more stringent because the patient may be physically connected via an applied part and unconscious when the fault occurs.

Environmental. TurnOnGreen is subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. TurnOnGreen continually assesses its compliance status and management of environmental matters to ensure that its operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation, and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of TurnOnGreen’s operations.

Non-U.S. Sales. TurnOnGreen’s non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.

GIGA

GIGA’s businesses are heavily regulated in most of its markets. GIGA transacts with numerous U.S. Government agencies and entities, including but not limited to the U.S. Department of Defense (“DoD”), branches of the U.S. military and the Department of Homeland Security. Similar government authorities exercise similar regulatory oversight in GIGA’s non-U.S. markets.

Government Contracts. The governments of the U.S., U.K. and Israel may terminate any of GIGA’s applicable operating subsidiaries’ government contracts at their convenience, as well as for default based on our failure to meet specified performance requirements. If the U.S. Government terminated any of GIGA’s contracts for convenience, GIGA generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of GIGA’s government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and could require GIGA to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold GIGA liable for damages resulting from the default. Similar provisions apply to GIGA’s contracts with other governments and to GIGA’s subcontractors with major defense contractors who provide systems or military platforms directly to the government.

Power Electronics. In all of GIGA’s markets in the U.S., GIGA’s commercial power electronics offerings must comply with safety, energy use and operational performance regulations and standards (IEC/EN/UL/CSA) issued and administered by international standards organizations. In the U.S., the Department of Energy, the Environmental Protection Agency and the Federal Communications Commission mandate and enforce compliance with these standards. Outside the U.S., various government agencies in the U.K., Europe and Israel mandate and enforce compliance with these international requirements for safety, energy use and operational performance. In commercial markets, GIGA’s suppliers bear most of the expense of compliance with international standards as a standard cost of business. Given the universal application of these requirements, the costs of compliance do not create any competitive disadvantage because all competitors must comply to sell into the market.

Environmental. GIGA must meet applicable regulatory, environmental, emissions, safety and other requirements where its customer specifies, or as applicable local regulations or laws require. The products that GIGA markets and sells in Europe also may be subject to the 2003 European Directive on Restriction of Hazardous Substances (“RoHS”), which restricts the use of six hazardous materials in the manufacture of certain electronic and electrical equipment, as well as the 2002 European Directive on Waste Electrical and Electronic Equipment (“WEEE”), which determines collection, recycling and recovery goals for electrical goods. In July 2006, GIGA’s industry began phasing in RoHS and WEEE requirements in most geographical markets with specific emphasis on consumer-based products. GIGA believes that RoHS and WEEE-compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements. REACH (Registration, Evaluation, Authorization and Restriction of Chemicals Registration) is a European Union regulation dating from 18 December 2006. REACH addresses the production and use of chemical substances, and their potential impacts on both human health and the environment.

These regulatory mandates apply to all of GIGA’s operating subsidiaries. GIGA has structured operations to comply with these requirements and have experienced little to no impact on lead times or prices. Give the applicability of these requirements to all competitors alike, compliance has had no impact on the competitive position of any operating subsidiary.

Non-U.S. Sales. GIGA’s non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.

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

Research and Development

During the years ended December 31, 2022 and 2021, we spent approximately $2.8 million and $2.0 million, respectively, on research and development.

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

Employee Profile

As of December 31, 2022, we had 615 employees located in the U.S., the U.K. and Israel, of whom 83 were engaged in engineering and product development, 46 in sales and marketing, 386 in general operations and 100 in general administration and finance. All but 17 of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

As of December 31, 2021, approximately 33% of our current workforce is female, 67% male, and our average tenure is 7.7 years, an increase of 24% from an average tenure of 6.2 years as of December 31, 2020.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce. We believe that our average tenure of 7.7 years as of the end of the fiscal year 2022 reflects the engagement of our employees in this core talent system tenet.

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

We do not know when the Commission’s investigation will be concluded or what action, if any, might be taken in the future by the Commission or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to subpoenas might have on our financial position or results of operations. We have not established any provision for losses in respect of this matter. In addition, complying with any such future requests by the Commission for documents or testimony would distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. This investigation has resulted in, and may continue to result in, significant legal expenses, the diversion of management’s attention from our business, could cause damage to our business and reputation, and could subject us to a wide range of remedies, including enforcement actions by the Commission. There can be no assurance that any final resolution of this or any similar matters will not have a material adverse effect on our financial condition or results of operations.

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

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act, however, a company may be deemed an investment company under Section 3(a)(1)(C) of the Investment Company Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. Further, per the Investment Company Act of 1940 companies who are not making, and do not propose to make, a public offering of its securities and whose outstanding securities (other than short-term paper) are beneficially owned by fewer than 100 persons are excluded from the definition of an investment company.

Our lending subsidiary, Ault Lending, operates under California Finance Lending License #60DBO-77905 and is regulated by the California Department of Financial Protection and Innovation as a finance lender. Substantially all of Ault Lending’s business consists of providing funding to smaller businesses through making small loans and, in some cases, investments. Ault Lending offers a variety of loan types including commercial loans, convertible notes and revolving lines of credit. Ault Lending is engaged in providing commercial loans to smaller companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans are primarily short-term, ranging from six to 12 months (but may be longer in duration), and are generally in an amount of not more than $4.0 million. We believe Ault Lending qualifies for the exemption from being an “investment company” pursuant to Section 3(c)(4) of the Investment Company Act. Under this exemption, “any person substantially all of whose business is confined to making small loans, industrial banking, or similar businesses” is not an investment company. We believe that Ault Lending is subject to this exemption from registration under the Investment Company Act because it is in the business of making small loans. Additionally, by being licensed and regulated under California’s financing laws, Ault Lending’s business will not be in need of safeguards of the sort that the Investment Company Act imposes on the operations and investment policies of investment companies.

We have commenced digital asset mining, the output of which is Bitcoin, which the SEC has not indicated it deems a security. In the event that securities we hold, including any digital assets that may in the future be deemed securities, exceed 40% of our total assets, exclusive of cash, we would inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in our incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

We will not be able to successfully execute our business strategy if we are deemed to be an investment company under the Investment Company Act.

U.S. companies that (i) are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities (Section 3(a)(1)(A)), (ii) are engaged or propose to engage in the business of issuing face-amount certificates of the installment type (or have been engaged in such business and have any such certificate outstanding) (Section 3(a)(1)(B)) or (iii) are engaged or propose to engage in the business of investing, reinvesting, owning, holding or trading securities, and own or propose to acquire investment securities having a value exceeding 40 percent of the value of the company’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis (Section 3(a)(1)(C)) are subject to regulation under the Investment Company Act, unless the company is able to satisfy an exemption from the definition of “investment company” in either Section 3(b) or 3(c) of the Investment Company Act (or the rules adopted thereunder) or is otherwise not required to register as an “investment company” under the Investment Company Act.

To qualify for a Section 3(b)(1) exemption from the Act, a company must demonstrate that it is primarily engaged in a business other than investing or trading in securities. To make such a determination, the SEC and the courts have analyzed five factors: (1) a company’s historical development; (2) its public representations of policy; (3) the activities of its officers and directors; (4) the nature of its present assets; and (5) the source of its present income.

Generally, if a company has historically been engaged in an operating business, if the vast majority of its officers, directors and employees are engaged in that operating business, if less than 45% of its assets are comprised of securities, and if less than 45% of the company’s income is generated by investments in securities, the company may qualify for an exemption from the Act, notwithstanding an investment in securities which exceeds 40% of the company’s assets. Section 3(a)(1) of the Act defines an investment company as a company which either is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. The SEC and the courts have applied the same five factor analysis under Section 3(a)(1), which they have used in determining the availability of a Section 3(b)(1) exemption.

In applying the tests under Section 3(a)(1) and (3) of the Act to our company, we believe it is clear that we are primarily engaged in businesses other than investing in securities and a substantial part of our assets consists of, and a substantial part of our income is derived from, interests in wholly owned and majority-owned subsidiaries and companies that we primarily control. Further, because Bitcoin is not deemed to be a security, we do not fall under the 40% investment securities test in Section 3(a)(1)(C) for purposes of the Investment Company Act.

Regardless, if Bitcoin and other virtual currencies were to be deemed securities for purposes of the Investment Company Act, or if we were to own minority positions in or otherwise not operate one or more of our subsidiaries, we would have difficulty avoiding classification and regulation as an investment company. As such, we would be forced to comply with substantive requirements under the Act, including limitations on our ability to borrow, limitations on our capital structure; restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.  If we were forced to comply with the rules and regulations of the Investment Company Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy.  To avoid regulation under the Investment Company Act and related rules promulgated by the Commission, we would need to sell Bitcoin and other assets which we would otherwise want to retain and could be unable to sell assets which we would otherwise want to sell.  In addition, we could be forced to acquire additional, or retain existing, income-generating or loss-generating assets which we would not otherwise have acquired or retained and could need to forgo opportunities to acquire Bitcoin and other assets that would benefit our business.  If we were forced to sell, buy or retain assets in this manner, we could be prevented from successfully executing our business strategy.

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

As of December 31, 2022, we had federal and state net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $23.7 million and $104.2 million, respectively, after application of the limitations set forth in Section 382 of the Internal Revenue Code. In accordance with Section 382, future utilization of our NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. We also maintain NOLs in various foreign jurisdictions.

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

Risks Related to Circle 8

Circle 8 uses substantial leverage in its capital structure which could adversely affect its financial condition. Although Circle 8’s debt-to-EBITDA ratio is below the industry median, operational disruptions or economic shocks could hinder Circle 8’s ability to service its debt and impact its solvency. Additionally, the industry tends to heavily rely on debt to finance expansionary initiatives, whether through organic growth or acquisitions.

Circle 8 currently has a substantial amount of outstanding debt. As of December 31, 2022, it had total outstanding indebtedness of approximately $25.6 million, of which $15.1 million was borrowed from CIT Northbridge Credit, LLC (“CITN”) in a senior secured asset-based revolving line of credit and $10.6 million consists of outstanding equipment notes transferred from De Lage Landen Group, LLC (“DLL”). Circle 8 has the ability to increase the CITN loan by $10 million. Circle 8 may further increase its debt balance where permitted by incumbent lenders for growth and expansionary purposes. Circle 8’s substantial indebtedness could have important consequences. For example, it may:

•	increase Circle 8’s vulnerability to general adverse economic, industry and competitive conditions;
•	require management to dedicate a substantial portion of Circle 8’s cash flow from operations to interest payments and principal repayment, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, dividend payments to its owners and other general corporate purposes;
•	limit Circle 8’s flexibility in planning for, or reacting to, changes in Circle 8’s specific business and the industry in which it operates;
•	place Circle 8 at a competitive disadvantage compared to its competitors that have less debt; and
•	limit Circle 8’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

Circle 8 expects to use cash flow from operations and borrowings under the CITN commitment to meet current and future financial obligations, including funding operations, debt service and capital expenditures. Circle 8’s ability to make these payments depends on future operational performance, which will be affected by financial, business, economic and other factors, many of which Circle 8 cannot control. Circle 8’s business may not generate sufficient cash flow from operations in the future or be able to appropriately adjust operations to suit organic industry developments, which could result in Circle 8’s inability to service its debt obligations, or to fund other liquidity needs. If Circle 8 has insufficient capital to cover its debt obligations, it may be forced to reduce or delay ongoing or growth activities and capital expenditures, sell assets, obtain additional debt or dilutive equity capital or restructure or refinance all or a portion of its debt, including the incumbent CITN and DLL loans, and any other incremental loans, on or before maturity. There can be no assurance that Circle 8 will be able to accomplish any of these alternatives on terms acceptable to it or to us, if at all. In addition, the terms of existing or future indebtedness, including the agreements governing the incumbent loans, may limit Circle 8’s ability to pursue any of other alternatives.

While Circle 8 has had an industry-leading safety record throughout its history, it operates in a potentially hazardous industry, and any safety incident could significantly impact its operations. A blemish on Circle 8’s safety record could lead to direct consequences such as fines, levies, and increased insurance premiums, as well as indirect consequences such as customers preferring competitors with better safety records.

The lifting solutions business is inherently risky, and accidents can occur due to a variety of factors, including negligence and unforeseeable events. Despite this, Circle 8 has maintained an industry-leading safety record and has not experienced any incidents that have significantly impacted its operations. While Circle 8 has a safety program in place, it cannot guarantee protection against unforeseeable events or “acts of God.” Any safety transgressions can have a material impact on sales and operating results, leading to fines and levies, and potentially causing customers to prefer competitors with better safety records. Therefore, Circle 8 places a great emphasis on maintaining its safety program and continually improving its practices to minimize the risk of incidents occurring.

The lifting solutions business is dependent on the domestic oil markets’ activity, oil pricing, construction and industrial activities, and the overall economic conditions. Any downturn in these areas could adversely affect the demand for lifting solutions, leading to decreased sales and lower lifting solutions prices, which may result in a decline in Circle 8’s revenues, gross margins and operating results.

Circle 8 primarily provides lifting solutions for the U.S. domestic oil market. As such, any downturn in the U.S. domestic oil market or the economy as a whole could result in reduced demand for its services or lower sales prices. Additionally, its business may face temporary or long-term negative impacts due to:

•	a reduction in extraction levels by customers due to increased costs and break-even oil price and lower levels of reserves due to depletion of existing reserves and resources;
•	exploration and drilling are capital intensive and results are uncertain, which may limit Circle 8’s current clients’ demand for Circle 8’s services and adversely affect its ability to generate new clients;
•	until it executes on its expansion program, dependence on a limited number of clients in a niche oil services market could make Circle 8 vulnerable compared to larger industry incumbents with greater client diversity;
•	unfavorable credit and equity markets affecting end-user access to capital or cost of capital, also potentially increasing the all-in cash costs and break-even oil prices may make operations of its current and future clients no longer economically viable;
•	adverse changes in federal, state, tribal and local government infrastructure spending;
•	an increase in the cost of consumables and construction materials related to oil extraction and infrastructure construction;
•	adverse weather conditions or natural disasters which may affect a particular region;
•	a decrease in the level of exploration, development, production activity and capital spending by oil and natural gas companies;
•	an increase in inflationary pressure on materials and labor;
•	labor issues such as strikes or worker shortages;
•	a prolonged shutdown of the U.S. government;
•	an increase in interest rates;
•	supply chain disruptions;
•	changes in federal and state regulations related to climate change and greenhouse gas emissions may materially adversely impact Circle 8’s and/or its clients’ revenues, operating results and profitability;
•	public health crises and epidemics, such as COVID-19; or
•	terrorism or hostilities involving the United States and/or its allies.

Weakness or deterioration in the oil services industry, renewables infrastructure construction, plant turn-around and public and industrial infrastructure construction sectors caused by the above or other factors could have a material adverse effect on Circle 8’s financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of the existing and future rental fleet.

Circle 8’s business is highly reliant on the availability of specialized skilled labor, and this dependency is particularly pronounced given the current scarcity of domestic U.S. skilled labor. This scarcity is at an all-time high, which is further compounded as labor requirements to operate in Circle 8 ‘s business becomes even more specialized.

The lifting solutions business requires licensed operators to operate safely and within U.S. domestic regulatory requirements. It takes several months and material funding to be trained to become a licensed crane operator, making the availability of qualified labor scarce for the lifting solutions industry in general and specifically in remote locations in which Circle 8’s client set operates its oil services. Availability of labor may have a significant impact on Circle 8’s ability to service its current client set and to be able to execute on its expansion program.

Additionally, the training and licensing requirements for crane operators can vary by state and even by municipality, which can create further challenges for Circle 8 in sourcing and deploying qualified labor in different geographic locations. Moreover, the competitive labor market for skilled workers in the oil services industry could potentially drive up labor costs for Circle 8, which would impact its profitability and competitiveness.

Circle 8’s business is, directly and indirectly, dependent on a functioning global supply chain system. The oil and steel markets are global, and many suppliers, vendors, OEM’s and parts manufacturers for Circle 8 and its clients’ industries are offshore.

The lifting solutions business success is heavily dependent on the availability and efficient conversion to elevated utilization rates of the lifting assets. This metrics can be fundamentally impacted by the functionality of the global supply chain, which plays several roles in the lifting solutions business. For example, supply chain disruptions could delay the delivery of critical parts and components needed for maintenance and repair of lifting assets, leading to longer downtime periods and reduced utilization rates.

In addition, fluctuations in commodity prices could impact the cost of raw materials needed to manufacture lifting assets, potentially affecting the company’s profitability. These fluctuations, among others, could impact the efficiency and profitability of Circle 8’s lifting solutions business and can be impacted by a variety of factors, including the following:

•	possible geopolitical unrest and conflict may impact ability to receive new parts or new cranes in a timely manner, if at all, to optimize utilization and ultimately, profitability;
•	reliance on foreign suppliers for cranes and exposure to trade embargoes could impede its ability to procure necessary parts and equipment to execute its growth strategies and maintain its fleet;
•	inflationary pressures resulting from supply chain disruptions and labor shortages could make it difficult for Circle 8 to repair and replace its crane equipment at regular costs;
•	fuel price escalation could have a material impact on gross profit since it is typically approximately 7% of the operating cost structure in recent history;
•	oil market sanctions and political pressure on domestic production reduction may adversely impact Circle 8’s core clients and its revenues and profitability; or
•	steel market sanctions, trade embargoes and other supply chain shocks may adversely impact public and private infrastructure and renewables new construction and maintenance projects, ultimately slowing Circle 8’s strategic transition to diversify its end markets and client base.

Furthermore, as Circle 8 expands its operations, it may need to rely on suppliers and logistics partners in new geographic regions, which could expose the company to additional supply chain risks.

Circle 8’s reliance on a limited number of equipment manufacturers exposes the company to significant risks, as the termination or disruption of relationships with any of these manufacturers could adversely impact Circle 8’s ability to obtain equipment in a timely or adequate manner, potentially leading to operational disruptions and financial losses.

Circle 8 purchases most of its equipment from a leading, nationally recognized original equipment manufacturer (“OEM”). For the year ended December 31, 2022, the company did not purchase any new equipment as it was in a period of restructuring and right sizing its fleet. Prior to that, it purchased 100% of its equipment from Manitowoc. Circle 8 plans to diversify its supplier base going forward to alleviate this risk to some extent. The termination of its existing relationship with any major supplier could have a material adverse effect on the business, financial condition or results of operations if it were unable to obtain equipment in an adequate or timely manner.

Circle 8 faces risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Circle 8 financial results, operations and forecasts depend significantly on worldwide economic and geopolitical conditions, the demand for Circle 8’s products, and the financial condition of its customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for lifting solutions resulting in decreased sales, margins and earnings. In 2022, the U.S. experienced significantly heightened inflationary pressures which have continued into 2023. It is difficult to fully mitigate the impact of inflation through price increases passed through to customers that are operating in commodity sector with global end market pricing mechanisms, productivity initiatives and cost savings, which could have an adverse effect on Circle 8’s financial results and position. In addition, if the U.S. economy enters a recession, Circle 8’s sales may decline, which could have an adverse effect on its overall business, operating results and financial condition. Similarly, disruptions in financial and/or credit markets may impact Circle 8’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Further, in the event of a recession or threat of a recession, Circle 8’s customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm Circle 8’s ability to meet its customer demands or collect revenue or otherwise could harm the business and its ability to service incumbent loans, ultimately leading to possible insolvency. An economic or credit crisis could occur and impair credit availability and Circle 8’s ability to raise capital as required for ongoing working capital, maintenance capital and expansion capex. A disruption in the financial markets could impair Circle 8’s banking or other business partners, on whom it relies for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on Circle 8’s operating results. Economic weakness and geopolitical uncertainty may also lead to asset impairment, restructuring actions or adjust Circle 8’s operating strategy and reduce expenses in response to decreased sales or margins. Circle 8 may not be able to adequately adjust its cost structure in a timely fashion, which could have an adverse effect on its operating results and financial condition. Uncertainty about economic conditions may increase foreign currency volatility in markets in which it transacts business, which could have an adverse effect on Circle 8 operating results.

The inability to forecast trends accurately may have an adverse impact on Circle 8’s business and financial condition.

An economic downturn or economic uncertainty makes it difficult to forecast trends. For example, the economic uncertainty caused by COVID-19, and its impact on Circle 8’s future operational and financial performance was highly dependent on the depth and duration of the pandemic, as well as the government-mandated restrictions on economic activity and government economic stimulus packages passed in response to the economic downturn. More recently, rising interest rates, higher than expected inflation, and several bank failures also underscore the potential impact of ongoing economic risks to Circle 8’s operations and financial performance. These factors can lead to increased borrowing costs, reduced consumer spending, and reduced access to credit, among other potential challenges.

This uncertainty makes it difficult to forecast Circle 8’s future operating performance, cash flows and financial position, which could have an adverse impact on its business and financial condition. Additionally, uncertainty regarding future oil and natural gas prices have negatively impacted the exploration, production and construction activity of Circle 8’s customers in those markets. Uncertainty regarding future lifting solutions demand could cause Circle 8 to maintain excess equipment inventory and increase its equipment inventory carrying costs, decrease utilization and cause a technical default in certain covenants. Alternatively, difficulty forecasting, in addition to labor shortages and supply chain disruptions could cause a shortage incremental rental equipment that could result in an inability to satisfy demand for Circle 8 service and a loss of market share.

Circle 8’s revenue and operating results may fluctuate, which could result in a decline in profitability and make it more difficult to grow the business.

Circle 8’s revenue and operating results have historically varied from month to month and quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult to adequately service indebtedness and grow the business using incremental leverage. It can be expected that Circle 8’s quarterly results will continue to fluctuate in the future due to a number of factors, including the following:

•	general economic conditions in the markets in which the company operates;

•	the cyclical nature of Circle 8’s customers’ business, particularly Circle 8’s oil services customer and prospective customers in the construction industry;
•	sales patterns in general in the construction industry, with sales activity tending to be lower in the winter months, which causes significant volatility in utilization;
•	changes in the size of Circle 8’s fleet due to rapid growth followed by a slow-down and Circle 8’s ability to service and maintain its fleet in a timely manner;
•	an overcapacity of fleet in the crane services industry;
•	severe weather and seismic conditions temporarily affecting the regions in which Circle 8 operates;
•	supply chain or other disruptions that impact its ability to obtain equipment and other supplies from key suppliers on acceptable terms or at all;
•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;
•	changes in interest rates and related changes in Circle 8’s interest expense and debt service obligations; or
•	the possible need, from time to time, to record impairment charges or other write-offs or charges due to a variety of occurrences, such as the impairment of assets, existing location divestitures, dislocation in the equity and/or credit markets, consolidations or closings, restructurings, or the refinancing of existing indebtedness.

Circle 8 is subject to competition, which may have a material adverse effect on its business by reducing its ability to increase or maintain revenues or profitability.

The full-service crane services and lifting solutions industry is highly competitive and fragmented. Many of the markets in which Circle 8 operates are served by numerous competitors, ranging from global, national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. Circle 8 has historically competed on the bases of availability, quality, reliability, delivery and price. Some of Circle 8’s competitors have significantly greater financial, marketing and other resources than it does, and may be able to reduce rates. Circle 8 may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on its business, financial condition and results of operations.

The cost of new Circle 8 rental fleet units may increase and therefore may require a larger equity investment equipment. In some cases, it may not be possible to procure equipment on a timely basis due to supplier constraints, among other reasons.

The cost of new equipment from manufacturers of Circle 8 fleet may increase because of increased raw material costs, including increases in the cost of steel, which is a primary material used in almost all of the equipment Circle 8 uses, labor shortages, supply chain disruptions or due to increased regulatory requirements, such as those related to emissions. In addition, in an effort to combat climate change, Circle 8’s customers may require Circle 8’s fleet to meet certain standards which may not be able to be met without capital intensive and time-consuming fleet unit retrofits or ultimately cost prohibitive replacements. If such retrofits or replacements cannot be achieved in a timely manner, or at all, Circle 8’s sales, financial results and financial position would be materially adversely impacted. These increases could materially impact Circle 8 financial condition or results of operations in future periods if Circle 8 is not able to pass such cost increases through to its customers.

Circle 8’s fleet is subject to residual value risk upon disposition.

The market value of any given piece of equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;
•	wear and tear on the equipment relative to its age;
•	the time of year that it is sold (prices are generally higher during the busy season);
•	worldwide and domestic demands for used equipment;
•	the supply of used equipment on the market; and
•	general economic conditions.

Circle 8 typically includes in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2022, Circle 8 sold used equipment from Circle 8 rental fleet reducing its fleet from 65 to 54 cranes at an average selling price above of net orderly liquidation value, it cannot be assured that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on Circle 8’s business, financial condition, results of operations or cash flows.

As Circle 8’s rental fleet ages, its operating costs may increase, it may be unable to pass along such costs to customers, and earnings may decrease. The costs of new fleet units may increase, requiring Circle 8 to spend more for replacement equipment or preventing it from procuring equipment on a timely basis.

If Circle 8’s rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future and could lead to material adverse effects on Circle 8’s results of operations. The cost of new equipment for use in Circle 8’s rental fleet could also increase due to increased material costs for its suppliers (including tariffs on raw materials) or other factors beyond Circle 8’s control. Such increases could materially adversely impact Circle 8’s financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of Circle 8’s existing equipment to become obsolete and require Circle 8 to purchase new equipment at increased costs.

Labor disputes could disrupt Circle 8 ability to serve its customers and/or lead to higher labor costs.

As of December 31, 2022, Circle 8 had approximately 110 employees in Texas, Louisiana and Oklahoma, none of whom is unionized. While Circle 8 has no current plans to unionize any of its locations, it recognizes the possibility of a branch or group of branches in a state becoming unionized against Circle 8’s wishes in the future. However, Circle 8 is committed to maintaining positive and productive relationships with its employees without union influence, prioritizing open communication and collaboration to address any concerns and ensure a positive work environment.

Circle 8. employee’s union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of Circle 8 employees, which could adversely affect its ability to serve its customers.

Climate change, climate change regulations and greenhouse effects may materially adversely impact Circle 8 operations and markets.

Climate change and its association with greenhouse gas emissions is receiving increased attention from the scientific and political communities. The U.S. federal government, certain U.S. states and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories. Such new laws or regulations, or stricter enforcement of existing laws and regulations, could increase the costs of operating Circle 8’s businesses, reduce the demand for its products and services and impact the prices charged to customers, any or all of which could adversely affect Circle 8’s results of operations. Failure to comply with any legislation or regulations could potentially result in substantial fines, criminal sanctions or operational changes. Moreover, even without such legislation or regulation, the perspectives of Circle 8’s customers, employees and other stakeholders regarding climate change are continuing to evolve, and increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm Circle 8’s reputation or reduce customer demand for Circle 8’s products and services. Additionally, as severe weather events become increasingly common, Circle 8’s and its customers’ operations may be disrupted, which could result in increased operational costs or reduced demand for its products and services, which could have an adverse effect on Circle 8’s results of operations. In addition, climate change may also reduce the availability or increase the cost of insurance for weather-related events as well as may impact the global economy, including as a result of disruptions to supply chains. Circle 8 anticipates that climate change-related risks will increase over time.

Risks Related to Our Bitcoin Operations

Risks Related to Our Bitcoin Operations – General

To remain competitive in our industry, we seek to grow our hash rate to match the growing network hash rate and increasing network difficulty of the Bitcoin blockchain, and if we are unable to grow our hash rate at pace with the network hash rate, our chance of earning Bitcoin from our Mining operations would decline.

As the adoption of Bitcoin has increased, the price of Bitcoin has generally appreciated, causing the demand for new Bitcoin rewards for successfully solving blocks on the Bitcoin blockchain to likewise increase. This has encouraged more miners to attempt to mine Bitcoin, which increases the global network hash rate deployed in support of the Bitcoin blockchain.

Because a miner’s relative chance of successfully solving a block and earning a new Bitcoin reward is generally a function of the ratio the miner’s individual hash rate bears to the global network hash rate, as the global network hash rate increases, a miner must increase its individual hash rate to maintain its chances of earning new Bitcoin rewards. Therefore, as new miners enter the industry and as miners deploy greater and greater numbers of increasingly powerful machines, existing miners must seek to continually increase their hash rate to remain competitive. Thus, a feedback loop is created: as Bitcoin gains popularity and its relative market price increases, more miners attempt to mine Bitcoin and the Bitcoin network hash rate is increased; in response, existing miners and new miners devote more and more hash rate to the Bitcoin blockchain by deploying greater numbers of increasingly powerful machines in an attempt to ensure their ability to earn additional Bitcoin rewards does not decrease. Compounding this feedback loop, the network difficulty of the Bitcoin network (i.e., the amount of work (measured in hashes) necessary to solve a block) is periodically adjusted to maintain the pace of new block additions (with one new block added to the blockchain approximately every ten minutes), and thereby control the supply of Bitcoin. As miners deploy more hash rate and the Bitcoin network hash rate is increased, the Bitcoin network difficulty is adjusted upwards by requiring more hash rate to be deployed to solve a block. Thus, miners are further incentivized to grow their hash rate to maintain their chance of earning new Bitcoin rewards. In theory, these dual processes should continually replicate themselves until the supply of available Bitcoin is exhausted. In response, miners have attempted to achieve greater hash rate by deploying increasingly sophisticated miners and expensive miners in ever greater quantities. This has become the Bitcoin mining industry’s great “arms race.” Moreover, because there are very few manufacturers of miners capable of producing a sufficient number of miners of adequate quality to meet this need, scarcity results, leading to higher prices. Compounding this phenomenon, it has been observed that some manufacturers of Bitcoin miners may increase the prices for new miners as the market price of Bitcoin increases.

Accordingly, to maintain our chances of earning new Bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the Bitcoin network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for Bitcoin increases. Therefore, if the price of Bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate and we may fall behind our competitors. If this happens, our chances of earning new Bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

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

There has been a recent disruption in the crypto asset markets and a loss of confidence in the participants in the digital asset ecosystem, which may continue or could get worse.

Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace and customer demand in particular may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. During 2022 and more recently in 2023, a number of companies in the crypto industry have declared bankruptcy, including Celsius Network, Voyager Digital, BlockFi, FTX and Genesis Global. In June 2022, Celsius began pausing all withdrawals and transfers between accounts on its platform, and in July 2022, it filed for Chapter 11 bankruptcy protection. Further, in November 2022, FTX, one of the major cryptocurrency exchanges, also filed for Chapter 11 bankruptcy. Such bankruptcies have contributed, at least in part, to further price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity and reputational harm surrounding digital assets more broadly, and other participants and entities in the digital asset industry, like our company, have been, and may continue to be, negatively affected. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. These events have also contributed to the collapse of several banks and lenders that had conducted business in the crypto market including Silvergate Capital, Silicon Valley Bank and Signature Bank.

Shortly FTX’s bankruptcy, its CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice (“DOJ”) subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the DOJ, and the CFTC, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

We are dependent on the overall crypto assets industry, and such recent events have contributed, at least in part, to depreciation in and volatility to our and our peers stock price as well as the price of Bitcoin. If the liquidity of the digital assets markets continues to be negatively impacted, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in our company.

We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space, such as the recent bankruptcy filings by Celsius Network, Voyager Digital, BlockFi, FTX and Genesis Global, or by potential liquidity or insolvency issues of our service providers and other counterparties. We continue to monitor the digital assets industry as a whole, though these events are continuing to develop and it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, including custodians, our counterparties, and the broader industry as a whole. At this time, Gemini Trust Company, LLC is the only company we use to store our digital assets, and we do not utilize any other custodians. In the past we have used other custodians and may do so again in the future, subject to diligence on the security of any such custodian.

Any of these events may adversely affect our operations and results of operations and, consequently, an investment in our company.

We rely on a sole supplier for our Bitcoin mining machines, and may not be able to find replacements or immediately transition to alternative suppliers. If we were to lose Bitmain as a supplier, or if Bitmain were unable or unwilling to fulfill our orders, any delay or interruption in planned delivery could seriously interrupt our business.

We rely on Bitmain as the sole supplier for our Bitcoin miners. According to Bitmain, it supplies approximately 80% of the global market for ASIC miners, which are used to mine Bitcoin. Currently, we have contracts with Bitmain for the delivery of 20,600 miners, of which approximately 16,017 S19j Pro Antminers and 4,424 S19 XP Antminers have been delivered to date with another 204 S19 XP Antminers in the hands of our carrier and in route to our Facility, which brings us to a total of 20,645 S19j Pro and S19 XP Antminers in our possession. The remaining miners scheduled to be delivered monthly through December 2023. The market price and availability of new mining machines fluctuates with the price of Bitcoin and can be volatile. Higher Bitcoin prices increase the demand for mining equipment and increases the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. Any future purchase orders with Bitmain for additional miners are subject to availability and price considerations. If we were to lose Bitmain as a supplier, or if Bitmain were unable or unwilling to fulfill our orders or make miners available to use in the future on terms acceptable to us, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis or on acceptable terms, if at all. Any delay or interruption in the planned delivery of our contracted miners, whether due to supply shortages, foreign country hostilities, extended national holidays or otherwise, could significantly affect our business, financial condition and results of operations.

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

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of digital currency, while others have no limit established on total supply. Increased numbers of miners and deployed mining power globally will likely continue to increase the available supply of Bitcoin and other cryptocurrencies, which may depress their market price. Further, large “block sales” involving significant numbers of Bitcoin following appreciation in the market price of Bitcoin may also increase the supply of Bitcoin available on the market, which, without a corresponding increase in customer demand, may cause its price to fall. Currently, the loss of customer demand is also accentuated by disruptions in the crypto assets market. Additionally, to the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the customer demand for cryptocurrencies, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we may in the future mine.

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

Because there has been limited precedent set for the financial accounting for Bitcoin and other digital assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Bitcoin Operations – Operational and Financial

Our results of operations are expected to be impacted by fluctuations in the price of Bitcoin because a significant portion of our revenue is expected to come from Bitcoin mining production.

The price of Bitcoin has experienced significant fluctuations over its relatively short existence and may continue to fluctuate significantly in the future. Bitcoin prices ranged from approximately $29,002 per coin as of December 31, 2020 and $46,306 per coin as of December 31, 2021 to $16,548 per coin as of December 31, 2022, with a high of $68,790 per coin and a low of $28,804 per coin during 2021, according to Coin Market Cap. The fluctuation during 2022 ranged between a high of $48,087 to a low of $15,683, according to Coin Market Cap. As of April 14, 2023, the price of Bitcoin was approximately $30,400.

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

Risk Related to Technological Advancements and Obsolescence of Current Bitcoin Mining Equipment

Our operations are exposed to the risk of rapid technological advancements in the development and production of Bitcoin mining equipment, which could render our existing mining infrastructure obsolete and adversely impact our financial performance.

The Bitcoin mining industry is characterized by rapid technological change, with companies continually developing and deploying new mining equipment and techniques to enhance computational efficiency and reduce energy consumption. These advancements may outpace our ability to adapt, maintain, and upgrade our mining equipment, thereby negatively affecting our competitive position and operational efficiency. As a result, we may be required to make significant capital investments to acquire and implement new technology to maintain our competitiveness.

If we are unable to anticipate or adapt to such advancements, or if we fail to allocate our resources efficiently, we may be forced to rely on outdated equipment that becomes increasingly inefficient and expensive to maintain. Moreover, the emergence of more advanced mining technologies could lead to an increase in the overall mining difficulty, further reducing the effectiveness of our existing equipment and diminishing our mining rewards.

Additionally, there is a risk that our competitors, who may have greater financial resources and flexibility, will be better positioned to adopt emerging technologies and gain a competitive advantage. This could result in a decline in our market share, revenue, and profitability.

Inability to manage these risks could have a material adverse effect on our business, financial condition, and operating results.

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

The price of Bitcoin has experienced significant fluctuations over its relatively short existence and may continue to fluctuate significantly in the future. Bitcoin prices ranged from approximately $29,002 per coin as of December 31, 2020 and $46,306 per coin as of December 31, 2021 to $16,548 per coin as of December 31, 2022, with a high of $68,790 per coin and a low of $28,804 per coin during 2021, according to Coin Market Cap. The fluctuation during 2022 ranged between a high of $48,087 to a low of $15,683, according to Coin Market Cap. There can be no assurance that similar fluctuations in the trading price of Bitcoin will not occur in 2023 and in the future. Accordingly, since our revenue will depend in part on the price of Bitcoin, and the trading price of our securities may therefore at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in revenue and/or in the trading price for shares of our common stock. If this occurs, you may lose some or all of your investment.

Our future success will depend in large part upon the value of Bitcoin. The value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.

Our operating results from this sector will depend in large part upon the value of Bitcoin because it is the sole digital asset we currently mine. Specifically, our revenues from our Bitcoin mining operations are principally based upon two factors: the number of Bitcoin rewards we successfully mine and the value of Bitcoin. We also receive transaction fees paid in Bitcoin by participants who initiated transactions associated with new blocks that we mine. In addition, our operating results are directly impacted by changes in the value of Bitcoin. Digital currencies are recorded at cost less any impairment. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. Our operating results are subject to volatility based upon changes in the value of Bitcoin that could lead to increased losses or impairments in our investments or other assets. Our strategy currently focuses primarily on Bitcoin (as opposed to other digital assets). Further, our miners are principally utilized for mining Bitcoin and cannot mine other digital assets, such as ETH, that are not mined utilizing the “SHA-256 algorithm.” If other digital assets were to achieve acceptance at the expense of Bitcoin, causing the value of Bitcoin to decline, or if Bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm for which our miners are not specialized, or the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm investors.

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

We recently transferred all our mining activity from former AAI to BNI. While the former AAI has been dissolved, BNI remains a wholly owned subsidiary of our company. As of the date of this annual report, excluding the investment in our data center in Michigan, we have invested approximately $145 million towards the development of our new Bitcoin mining business. These investments include the price of the Bitcoin miners, fees payable in connection with obtaining the ability to enter into the Bitcoin miner purchase contracts, shipping of the Bitcoin miners and third-party commissions. BNI was formed to conduct our Bitcoin operations, and has assumed the agreements for the acquisition of miners from Bitmain and other agreements for the acquisition of equipment and services originally entered into by the Former AAI, but has only recently commenced Bitcoin mining operations. In order to proceed, we have installed miners and mining infrastructure at our mining facility in Michigan, as well as entered into a long-term contract to purchase electric power from the power grid in our data center in Michigan and use the power to mine cryptocurrencies. Among the risks and uncertainties are:

●	We are currently in discussions with a number of key players in this industry, but have not yet executed any agreements to purchase the power needed over the 28 megawatts (“MW”) we currently possess. While we are in negotiations with one entity in particular that we believe would increase our available power to approximately 300 MW’s at our Michigan facility, we cannot assure you that we will reach an agreement satisfactory to us with this provider on a timely basis, if at all. Even if we do obtain that level of energy at our Michigan facility, we will need to obtain more capacity at a different location to be able to install and power the total of 23,065 miners purchased from Bitmain. If we are able to enter into agreements for additional power, the terms may not be as attractive as we currently expect, which may inhibit the profitability of this venture;

●	There is a limited number of available miners and the demand from competitors is fierce;

●	Because of supply chain disruptions including those relating to computer chips, we could in the future encounter delivery delays or other difficulties with the purchase, installing and operating of our mining equipment at our facility, which would adversely affect our ability to generate material revenue from our operations;

●	There are a growing number of well capitalized cryptocurrency mining companies including some that have agreed to merge with special purpose acquisition companies, which competitors have significant capital resources, a large supply of miners and operators with experience in cryptocurrency mining. For example, in 2021 Cipher Mining Inc. and Core Scientific, Inc., large cryptocurrency mining companies, entered into business combinations with Nasdaq-listed special purpose acquisition vehicles;

●	Bans from governments such as China, together with pending legislation in Congress and other regulatory initiatives threaten the ability to use cryptocurrencies as a medium of exchange; and

●	We may not be able to liquidate our holdings of cryptocurrencies at our desired prices if a precipitous decline in market prices occurs and this could negatively impact our future operations.

For all of these reasons, our cryptocurrency mining business may not be successful.

We may be unable to raise additional capital needed to grow our Bitcoin business.

We have operated and expect to continue to operate at a loss as we continue to establish our business model and as Bitcoin prices continue to be low or decline further. In addition, we expect to need to raise additional capital to fund our working capital requirements, expand our operations, pursue our growth strategy and to respond to competitive pressures or working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Further, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. Further, the crypto assets industry has been negatively impacted by recent events such as the bankruptcies of Celsius Network, Voyager Digital, BlockFi, FTX and Genesis Global. In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in Bitcoin. Increased credit pressures on the cryptocurrency industry, such as banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry through lending, have had and may continue to have a material impact on our business. In light of conditions impacting our industry, it may be more difficult for us to obtain equity or debt financing in the future.

The emergence of competing blockchain platforms or technologies may harm our business as presently conducted by preventing us from realizing the anticipated profits from our investments and forcing us to expend additional capital in an effort to adapt.

If blockchain platforms or technologies which compete with Bitcoin and its blockchain, including competing cryptocurrencies which our miners may not be able to mine, such as cryptocurrencies being developed or that may be developed by popular social media platforms, online retailers, or government sponsored cryptocurrencies, consumers may use such alternative platforms or technologies. If that were to occur, we would face difficulty adapting to such emergent digital ledgers, blockchains, or alternative platforms, cryptocurrencies or other digital assets. This may adversely affect us by preventing us from realizing the anticipated profits from our investments and forcing us to expend additional capital in an effort to adapt. Further, to the extent we cannot adapt, be it due to our specialized miners or otherwise, we could be forced to cease our mining or other cryptocurrency-related operations. Such circumstances would have a material adverse effect on our business, and in turn your investment in our securities.

There is a risk that some or all of the Bitcoin we hold could be lost or stolen.

There is a risk that some or all of the Bitcoin we hold could be lost or stolen. In general, cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our Bitcoin could also be restricted by cybercrime (such as a denial of service attack). While we plan to take steps to attempt to secure the Bitcoin we hold, there can be no assurance our efforts to protect our cryptocurrencies will be successful.

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

We rely on one or more third parties for depositing, storing and withdrawing the Bitcoin we receive, which could result in a loss of assets, disputes and other liabilities or risks which could adversely impact our business.

We currently use a custodial wallet to store the Bitcoin we receive. In order to own, transfer and use Bitcoin on the blockchain network, we must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit Bitcoin into our digital wallet, we must direct the transaction to the public key of a wallet that our Gemini custodial account controls and provides to us, and broadcast the deposit transaction onto the underlying blockchain network. To withdraw Bitcoin from our custodial account, an assigned account representative must initiate the transaction from our custodial account, then an approver must approve the transaction. Once the custodian has verified that the request is valid and who the recipient is through Know Your Customer/Anti-Money Laundering protocols, the custodian then “signs” a transaction authorizing the transfer. In addition, some cryptocurrency networks require additional information to be provided in connection with any transfer of cryptocurrency such as Bitcoin.

A number of errors or other adverse events can occur in the process of depositing, storing or withdrawing Bitcoin into or from our custodial account, such as typos, mistakes or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing Bitcoin. Additionally, our reliance on third parties such as Gemini and the maintenance of keys to access and utilize our digital wallet will expose us to enhanced cybersecurity risks from unauthorized third parties employing illicit operations such as hacking, phishing and social engineering, notwithstanding the security systems and safeguards employed by us and others. Cyberattacks upon systems across a variety of industries, including the cryptocurrency industry, are increasing in frequency, persistence and sophistication and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals. For example, attacks may be designed to deceive employees and service providers into releasing control of the systems on which we depend to a hacker, while others may aim to introduce computer viruses or malware into such systems with a view to stealing confidential or proprietary data. These attacks may occur on our digital wallet or the systems of our third-party service providers or partners, which could result in asset losses and other adverse consequences. Insurance held by third parties may not cover related losses. Alternatively, we may inadvertently transfer Bitcoin to a wallet address that we do not own, control or hold the private keys to. In addition, a Bitcoin wallet address can only be used to send and receive Bitcoin, and if the Bitcoin is inadvertently sent to an Ethereum or other cryptocurrency wallet address, or if any of the foregoing errors occur, all of the Bitcoin will be permanently and irretrievably lost with no means of recovery. Such incidents could result in asset loss or disputes, any of which could materially and adversely affect our business.

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

Risks Related to Our Bitcoin Operations – Legal and Regulatory

We are subject to a highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, prospects or operations.

Our business is subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, crypto asset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, crypto assets and related technologies. As a result, they do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As Bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, SEC, the Financial Crimes Enforcement Network (“FinCEN”) and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, Bitcoin users and the Bitcoin exchange market. Regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

On November 23, 2022, the governor of New York signed into law a two year moratorium on new or renewed permits for certain electricity-generating facilities that use fossil fuel and provide energy for proof-of-work digital asset mining operations. While this action does not directly impact our current operations, as our power generation plans are currently located in Michigan and we have no plans to establish any facilities in New York, it may be the beginning of a new wave of climate change regulations aimed at preventing or reducing the growth of Bitcoin mining in jurisdictions in the United States, including potentially jurisdictions in which we now operate or may in the future operate. The above-described developments could also demonstrate the beginning of a regional or global regulatory trend in response to environmental and energy preservation or other concerns surrounding crypto assets, and similar action in a jurisdiction in which we operate or in general could have a devastating effect on our operations. If further regulation follows, it is possible that the Bitcoin mining industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment. We are not currently aware of any legislation in Michigan being a near-term possibility. If further regulatory action is taken by various governmental entities, our business may suffer and investors in our securities may lose part or all of their investment.

We cannot quantify the effects of this regulatory action on our industry as a whole. If further regulation follows, it is possible that our industry may not be able to cope with the sudden and extreme loss of mining power. Because we are unable to influence or predict future regulatory actions taken by governments in China, the United States, or elsewhere, we may have little opportunity or ability to respond to rapidly evolving regulatory positions which may have a materially adverse effect on our industry and, therefore, our business and results of operations.

Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations.

The crypto economy is novel and has little to no access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.

As crypto assets have grown in both popularity and market size, various U.S. federal, state and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, then-U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets. In recent months, members of Congress have made inquiries into the regulation of crypto assets, and Gary Gensler, Chair of the Commission, has made public statements regarding increased regulatory oversight of crypto assets. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, Hong Kong, have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of crypto assets, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading, and in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for currencies.

The crypto economy is novel and has little to no access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for crypto assets for illicit usage may affect statutory and regulatory changes with minimal or discounted inputs from the crypto economy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the crypto economy or crypto asset platforms, which could adversely impact our business.

Pending regulation related to electricity consumption by mining companies may impact our result of operation.

On September 16, 2022, the U.S. Department of the Treasury (“Treasury”), the Department of Justice (the “DOJ”), and other U.S. government agencies released eight reports (the “Reports”), including Action Plan to Address Illicit Financial Risks of Digital Assets issued by Treasury, Crypto-Assets: Implications for Consumers, Investors and Businesses issued by Treasury, The Future of Money and Payments issued by Treasury, Climate and Energy Implications of Crypto-Assets in the United States issued by the White House, Policy Objectives for a U.S. Central Bank Digital Currency System issued by the White House, Technical Evaluation for a U.S. Central Bank Digital Currency System issued by the White House, The Role of Law Enforcement in Directing, Investigating, and Prosecuting Criminal Activity Related to Digital Assets issued by the DOJ, and Responsible Advancement of US Competitiveness in Digital Assets issued by the U.S. Department of Commerce. The Reports were issued in response to White House Executive Order 14067 on Ensuring Responsible Development of Digital Assets, which calls for a whole-of-government alignment of the federal government’s approach to digital assets.

In December 2022, Senator Edward J. Markey, Chair of the Senate Environment and Public Works Subcommittee on Clean Air, Climate, and Nuclear Safety, and Representative Jared Huffman Senate introduced the Crypto-Asset Environmental Transparency Act. The legislation would require the Environmental Protection Agency to conduct a comprehensive impact study of U.S. crypto mining activity and require the reporting of greenhouse gas emissions from crypto mining operations that consume more than 5 megawatts of power. If the bill is passed by both the Senate and the House and signed into law, mining facilities may be required to report greenhouse gas emissions and to obtain permits and the price to rent mining facilities may increase. If the price increase significantly and if we are not able to find alternative facilities with reasonable price acceptable to us, our operation will be disrupted and our results of operation will be negatively impact.

A particular digital asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we did not or are unable to properly characterize our digital assets, we may become subject to regulatory scrutiny, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition. A determination that Bitcoin is a “security” may adversely affect the value of Bitcoin and our business.

The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis. Our determination that the digital assets we hold are not securities is a risk-based assessment and not a legal standard or one binding on regulators. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. It is possible that a change in the governing administration or the appointment of new SEC commissioners could impact the views of the SEC and its staff. Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin is a security (as currently offered and sold; in this context, it should be noted that we have no intention of conducting any initial coin offerings). However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. As of April __, 2023, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, Bitcoin and Ethereum’s ether are the only digital assets which senior officials at the SEC have publicly stated are unlikely to be considered securities. As a Bitcoin mining company, we do not believe we are an issuer of any “securities” as defined under U.S. federal securities laws. Our internal process for determining whether the digital assets we hold or plan to hold is based upon the public statements of the SEC and existing case law. Although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given digital asset is a security in April 2019, this framework is not a rule, regulation or statement of the SEC and is not binding on the SEC.

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading and clearing of such assets. For example, a digital asset that is a security may generally only be offered or sold pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (“ATS”), in compliance with rules for ATS’s. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency.

We analyze whether the digital assets that we mine, hold and sell for our own account could be deemed to be a “security” under applicable laws. Our procedures do not constitute a legal standard, but rather represent our management’s assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a digital asset currently held by us is a “security” under applicable laws. If the digital assets mined and held by us are deemed securities, it could limit distributions, transfers or other actions involving such digital assets, including mining.

There can be no assurances that we have properly characterized any given digital asset as a security or non-security for purposes of determining which digital assets to mine, hold and trade, or that the SEC, or a court, if the question was presented to it, would agree with our assessment. We could be subject to judicial or administrative sanctions for failing to offer or sell digital assets in compliance with the registration requirements, or for acting as a broker or dealer without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. For instance, all transactions in such supported digital asset would have to be registered with the SEC, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Further, it could draw negative publicity and a decline in the general acceptance of the digital asset. Also, it may make it difficult for such digital asset to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.” If Bitcoin or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes.

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

Our interactions with a blockchain may expose us to specially designated nationals or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

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

The characteristics of crypto assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams; if any of our customers do so or are alleged to have done so, it could adversely affect us.

Digital currencies and the digital currency industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital currency have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital currency transactions and encryption technology that anonymizes these transactions, that make digital currency particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams. Two prominent examples of marketplaces that accepted digital currency payments for illegal activities include Silk Road, an online marketplace on the dark web that, among other things, facilitated the sale of illegal drugs and forged legal documents using digital currencies and AlphaBay, another darknet market that utilized digital currencies to hide the locations of its servers and identities of its users. Both of these marketplaces were investigated and closed by U.S. law enforcement authorities. U.S. regulators, including the SEC, CFTC and Federal Trade Commission, as well as non-U.S. regulators, have taken legal action against persons alleged to be engaged in Ponzi schemes and other fraudulent schemes involving digital currencies. In addition, the FBI has noted the increasing use of digital currency in various ransomware scams.

While our board and management believe that our risk management processes and policies in light of current crypto asset market conditions, which include thorough reviews we conduct as part of our due diligence process, is reasonably designed to detect any such illicit activities conducted by our potential or existing counterparties, we cannot ensure that we will be able to detect any such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital currency transactions make them more difficult to track, fraudulent transactions may be more likely to occur. We or our potential banking counterparties may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. If one of our customers (or in the case of digital currency exchanges, their customers) were to engage in or be accused of engaging in illegal activities using digital currency, we could be subject to various fines and sanctions, including limitations on our activities, which could also cause reputational damage and adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Status as a Holding Company

Our inability to successfully integrate new acquisitions could adversely affect our combined business; our operations are widely disbursed.

Our growth strategy through acquisitions is fraught with risk. On June 2, 2017, we acquired a majority interest in Microphase, on May 23, 2018 we acquired Enertec, on November 30, 2020 we acquired Relec, on January 29, 2021 we acquired the Facility in Michigan, on December 16, 2021, we acquired a majority interest in IMHC, on December 22, 2021 we acquired the four Properties in and around Madison, on December 30, 2021, we acquired certain real property located in St. Petersburg, Florida and in June 2022, we acquired a majority interest in SMC. On December 19, 2022, we acquired substantially all the assets and certain specified liabilities of Circle 8 Crane Service. Our strategy and business plan are dependent on our ability to successfully integrate Microphase’s, Enertec’s and our other acquisitions’ operations, particularly those of Relec and Gresham Power. In addition, while we are based in Las Vegas, NV, our finance department is in Newport Beach, CA, Microphase’s operations are located in Shelton, Connecticut, Enertec’s operations are located in Karmiel, Israel, Gresham Power’s operations are located in Salisbury, England, Madison is located in or near Wisconsin and the St. Petersburg property is located in Florida. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

If we make any additional acquisitions, they may disrupt or have a negative impact on our business.

We have plans to eventually make additional acquisitions beyond Microphase, Enertec, Relec, the Facility, IMHC, the Madison Properties, the St. Petersburg property, SMC and Circle 8 Crane Services. Whenever we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

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

As of April 17, 2023, Ault & Company, of which Milton C. (Todd) Ault III is the chief executive officer, beneficially owned 52,666,882 shares of our common stock, consisting of (i) 1,658,916 shares of common stock owned, (ii) warrants to purchase 94 shares of common stock that are currently exercisable, (iii) 1,000,000 shares of common stock purchasable by Ault & Company pursuant to a securities purchase agreement entered into on June 11, 2021 between Ault & Company and BitNile, (iv) 50,000,000 shares owned by Ault Alpha, of which Ault & Company is the sole member of Ault Alpha GP LLC, the general partner of Ault Alpha, and (v) 7,872 shares owned by Philou Ventures, LLC (“Philou”), of which Ault & Company is the Manager, consisting of: (A) 125,000 shares of Series B Preferred Stock that are convertible into 2,232 shares of common stock, (B) warrants to purchase 2,232 shares of common stock that are currently exercisable and (C) 3,408 shares of common stock. As of April 17, 2023, Ault & Company beneficially owned 12.6% of our common stock.

Given the close relationship between Ault & Company, on the one hand, and our company, on the other, it is not inconceivable that we could enter into additional securities purchase agreements with Ault & Company.

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

In December 2020, we provided Alzamend $0.8 million in short-term advances and in March of 2021 we entered into an agreement with Alzamend under which we agreed to purchase $10 million worth of shares of Alzamend’s common stock. We paid for the last tranche of $4 million on April 26, 2022. Consequently, as of the date of this annual report, we have funded an aggregate of $10 million pursuant to the securities purchase agreement and have thus acquired all of the shares and warrants issuable by Alzamend to us under the agreement.

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

On June 27, 2022, AVLP exchanged the term note it had issued to Ault Alpha for a 10% senior secured convertible note in the principal face amount of $3.8 million due June 15, 2024 (the “Ault Alpha Note”). The Ault Alpha Note is convertible, subject to adjustment, at $0.50 per share. AVLP also issued Ault Alpha a warrant to purchase an aggregate of 1,617,647 shares of Avalanche common stock at an exercise price of $0.50. Pursuant to a security agreement entered into by Avalanche and Ault Alpha, as amended by an intercreditor agreement entered into by and among the foregoing parties, our company and certain other persons, Ault Alpha has a second priority interest in AVLP’s assets securing the repayment of the Ault Alpha Note.

On July 11, 2022, AVLP issued us a 10% senior secured convertible note in the principal face amount of $3.0 million due July 10, 2024 (the “AVLP Note”). The AVLP Note is convertible, subject to adjustment, at $0.50 per share. AVLP also issued us warrants to purchase an aggregate of 41.0 million shares of Avalanche common stock at an exercise price of $0.50. Pursuant to a security agreement entered into by Avalanche and Ault Alpha, as amended by an intercreditor agreement entered into by and among the foregoing parties, our company and certain other persons, we have a first priority interest in AVLP’s assets securing the repayment of the AVLP Note.

On June 1, 2022, we converted the entire principal and accrued interest on the Prior AVLP Note into an aggregate of 51.9 million shares of common stock of Avalanche, representing approximately 90.2% of Avalanche’s issued and outstanding shares of common stock. There is currently no liquid market for the Avalanche common stock. Consequently, even if we were inclined to sell such shares of common stock on the open market, our ability to do so would be severely limited. Avalanche is not current in its filings with the Commission and is not required to register the shares of its common stock underlying the Prior AVLP Note or any other loan arrangement we have made with Avalanche described above.

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

Milton C. Ault, III and William B. Horne, our Executive Chairman and Chief Executive Officer, respectively, and two of our directors are directors of Avalanche.

Milton C. Ault, III and William B. Horne, our Executive Chairman and Chief Executive Officer, respectively, and two of our directors, are also directors of Avalanche. Certain conflicts of interest between us, on the one hand, and Avalanche, on the other hand, may arise relating to commercial or strategic opportunities or initiatives, in addition to the conflicts related to the debt that Avalanche owes us. For example, Messrs. Ault and Horne may find it difficult to determine how to meet their fiduciary duties to us as well as Avalanche, which could result in a less favorable result for us than would be the case if they were solely directors of our company. Further, even if Messrs. Ault and Horne were able to successfully meet their fiduciary obligations to us and Avalanche, the fact that they are members of the board of directors of both companies could attenuate their ability to focus on our business and best interests, possibly to the detriment of both companies.

Risks Related to BNC

Risks Related to the transaction with BitNile Metaverse

BitNile Metaverse may not obtain approval of its shareholders to issue us the shares we are entitled to.

As stated above, on February 8, 2023, we entered into a Share Exchange Agreement (the “Agreement”) with BitNile Metaverse (formerly known as Ecoark Holdings, Inc.), or BMI, and the other signatories thereto. The Agreement provides that, subject to the terms and conditions set forth therein, BMI will acquire all of the outstanding shares of capital stock of our then subsidiary, BNC, of which we owned approximately 86%, and the remaining 14% was owned by minority shareholders (the “Minority Shareholders”), as well as Ault Iconic (formerly Ault Media Group) and the securities of Earnity beneficially owned by BNC (which represented approximately 19.9% of the outstanding equity securities of Earnity as of the date of the Agreement), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of BMI to be issued to our company (the “Series B Preferred”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of BMI to be issued to the to the Minority Shareholders (the “Series C Preferred,” and together with the Series B Preferred, the “Preferred Stock”). The Series B Preferred and the Series C Preferred each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of the Preferred Stock to be issued by BMI, of $100,000,000, and subject to adjustment, are convertible into an aggregate of 400,000,000 shares of common stock of BMI (the “BMI Common Stock”), which would represent approximately 92.4% of the outstanding BMI Common Stock on a fully-diluted basis as of the date of the Agreement. However, pending approval of the transaction by BMI’s shareholders, the Preferred Stock is subject to a 19.9% beneficial ownership limitation, including the Series A Convertible Preferred Stock that we acquired from BMI in June of 2022. The Agreement provides that BMI will seek shareholder approval (the “Shareholder Approval”) following the closing.

However, there can be no assurance that BMI will obtain Shareholder Approval on a timely basis, if at all, particularly since we will not be permitted to vote on that proposal under Nasdaq’s rules. Should we not be able to be issued the shares of Preferred Stock that we are entitled to under the Agreement, we will effectively have sold an asset we determined to be worth $100 million in consideration for shares of BMI worth far less than that figure.

If BNC does not successfully develop its business, the shares that we own as well as those we are entitled to may have very little value, if any.

We sold BNC to BMI under the assumption that BNC is worth $100 million, of which we would receive shares of Series B Preferred valued at $86 million, assuming BMI obtains Shareholder Approval, as discussed above. However, if BNC does not successfully develop its business within the foreseeable future, it could be required to seek additional capital, which could result in a decrease in the value of our shares of Series B Preferred, whether due to dilution or the terms of such financing. There can be no assurance that BMI would be able to raise the requisite financing to maintain or develop its business on reasonably favorable terms, whether to it or to us, if at all. Further, whether or not BNC seeks or receives additional financing, if its business never develops, then our shares of Series B Preferred will in all likelihood have no value at all.

Risks Related to BNC’s Product Offerings

If BNC fails to retain existing users or add new users, or if BNC’s users decrease their level of engagement with BNC’s products, BNC’s revenue, financial results, and business may be significantly harmed.

The size of BNC’s user base and BNC’s users’ level of engagement across BNC’s products are critical to BNC’s success. BNC’s financial performance will be significantly determined by BNC’s success in adding, retaining, and engaging active users of BNC’s products that deliver ad impressions. User growth and engagement are also impacted by a number of other factors, including competitive products and services, such as TikTok, that could reduce some users’ engagement with BNC’s products and services, as well as global and regional business, macroeconomic, and geopolitical conditions. Any future declines in the size of BNC’s active user base, which to date is minimal, may adversely impact BNC’s ability to deliver ad impressions and, in turn, BNC’s financial performance.

If people do not perceive BNC’s products to be useful, reliable, and trustworthy, BNC may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that BNC will not experience a similar inability to generate a significant used baser or, if achieved, subsequent erosion of BNC’s active user base or engagement levels. User engagement can be difficult to measure, particularly as BNC introduces new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other competitive products or services;
•	BNC fails to introduce new features, products, or services that users find engaging or if BNC introduces new products or services, or makes changes to existing products and services, that are not favorably received;
•	users feel that their experience is diminished as a result of the decisions BNC makes with respect to the frequency, prominence, format, size, and quality of ads that BNC displays;
•	users have difficulty installing, updating, or otherwise accessing BNC’s products on mobile devices as a result of actions by BNC or third parties that BNC relies on to distribute BNC’s products and deliver BNC’s services;
•	BNC is unable to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;
•	there are decreases in user sentiment due to questions about the quality or usefulness of BNC’s products or BNC’s user data practices, concerns about the nature of content made available on BNC’s products, or concerns related to privacy, safety, security, well-being, or other factors;
•	BNC is unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;
•	BNC is unable to obtain or attract engaging third-party content;
•	BNC is unable to successfully maintain or grow usage of and engagement with applications that integrate with BNC’s products;

•	users adopt new technologies where BNC’s products may be displaced in favor of other products or services, or may not be featured or otherwise available;
•	there are changes mandated by legislation, government and regulatory authorities, or litigation that adversely affect BNC’s products or users;
•	BNC is unable to offer a number of BNC’s products and services in Europe, or are otherwise limited in BNC’s business operations, as a result of European regulators, courts, or legislative bodies determining that BNC’s reliance on Standard Contractual Clauses or other legal bases BNC may rely upon to transfer user data from the European Union to the United States is invalid;
•	there is decreased engagement with BNC’s products, or failure to accept BNC’s terms of service, as part of privacy-focused changes that BNC has implemented or may implement in the future, whether voluntarily, in connection with the General Data Protection Regulation (“GDPR”), the European Union’s ePrivacy Directive, the California Privacy Rights Act (“CPRA”), or other laws, regulations, or regulatory actions, or otherwise;
•	technical or other problems prevent BNC from delivering its products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content, or users feel their experience is diminished as a result of BNC’s efforts to protect the security and integrity of the Platform;
•	BNC adopts terms, policies, or procedures related to areas such as sharing, content, user data, or advertising, or BNC takes, or fails to take, actions to enforce BNC’s policies, that are perceived negatively by BNC’s users or the general public;
•	BNC elects to focus its product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement;
•	BNC makes changes in its user account login or registration processes or changes in how BNC promotes different products and services across its family of products;
•	initiatives designed to attract and retain users and engagement, including the use of new technologies such as artificial intelligence, are unsuccessful, whether as a result of actions by BNC, its competitors, or other third parties, or otherwise;
•	there is decreased engagement with BNC’s products as a result of taxes imposed on the use of social media or other mobile applications in certain countries, internet shutdowns, or other actions by governments that affect the accessibility of BNC’s products in their countries;
•	BNC fails to provide adequate customer service to users, marketers, developers, or other partners; or
•	BNC, developers whose products are integrated with BNC’s products, or other partners and companies in BNC’s industry are the subject of adverse media reports or other negative publicity, including as a result of BNC’s or its user data practices.

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If BNC are unable to maintain or increase BNC’s user base and user engagement, particularly for BNC’s significant revenue-generating products like Facebook and Instagram, BNC’s revenue and financial results may be adversely affected. Any significant decrease in user retention, growth, or engagement could render BNC’s products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on BNC’s ability to deliver ad impressions and, accordingly, BNC’s revenue, business, financial condition, and results of operations. As the size of BNC’s active user base fluctuates in one or more markets from time to time, BNC will become increasingly dependent on BNC’s ability to maintain or increase levels of user engagement and monetization in order to grow revenue.

BNC’s user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that BNC does not control.

The substantial majority of BNC’s revenue is expected to be generated from advertising on mobile devices. There is no guarantee that popular mobile devices will feature BNC’s products, or that mobile device users will ever use BNC’s products rather than competing products. BNC is dependent on the interoperability of BNC’s products with popular mobile operating systems, networks, technologies, products, and standards that BNC does not control, such as the Android and iOS operating systems and mobile browsers. Changes, bugs, or technical issues in such systems, or changes in BNC’s relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies that degrade BNC’s products’ functionality, reduce or eliminate BNC’s ability to update or distribute BNC’s products, give preferential treatment to competitive products, limit BNC’s ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of BNC’s products or BNC’s delivery of ads have in the past adversely affected, and could in the future adversely affect, the usage of BNC’s products and monetization on mobile devices.

BNC’s products and changes to such products could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect BNC’s business.

BNC’s ability to retain, increase, and engage its user base and to increase BNC’s revenue depends heavily on BNC’s ability to continue to evolve BNC’s existing products and to create successful new products, both independently and in conjunction with developers or other third parties. BNC may introduce significant changes to BNC’s products or acquire or introduce new and unproven products, including using technologies with which BNC has little or no prior development or operating experience. For example, BNC does not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect BNC’s ability to successfully develop and market these products and technologies. BNC will incur substantial costs, and BNC may not be successful in generating profits, in connection with these efforts. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect BNC’s business, reputation, or financial results. If BNC’s new products or changes to existing products fail to engage users, marketers, or developers, or if BNC’s business plans are unsuccessful, BNC may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify BNC’s investments, and BNC’s business may be adversely affected.

BNC may not be successful in its metaverse strategy and investments, which could adversely affect BNC’s business, reputation, or financial results.

BNC believes that the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. BNC intends to focus on helping to bring the metaverse to life. BNC expects this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, require significant investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with BNC’s expectations, and market acceptance of features, products, or services BNC may build for the metaverse is uncertain. BNC intends to regularly evaluate BNC’s product roadmaps and make significant changes as BNC’s understanding of the technological challenges and market landscape and BNC’s product ideas and designs evolve. In addition, BNC has virtually no experience with consumer hardware products and virtual and augmented reality technology, which may enable other companies to compete more effectively than it can. BNC may be unsuccessful in BNC’s future research and product development efforts, including if BNC is unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. BNC hopes to make investments in virtual and augmented reality and other technologies to support these efforts, and BNC’s ability to support these efforts is dependent on generating sufficient profits from BNC’s business. In addition, as BNC’s metaverse efforts evolve, BNC may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, competition, content regulation, consumer protection, and e-commerce, which may delay or impede the development of BNC’s products and services, increase BNC’s operating costs, require significant management time and attention, or otherwise harm BNC’s business. As a result of these or other factors, BNC’s metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect BNC’s business, reputation, or financial results.

BNC may not be able to successfully grow usage of and engagement with applications that integrate with BNC’s products.

BNC hopes to make investments to enable developers to build, grow, and monetize applications that integrate with BNC’s products. Such existing and prospective developers may not be successful in building, growing, or monetizing applications that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including platforms controlled by third parties, rather than building products that integrate with BNC’s products. BNC is continuously seeking to balance the distribution objectives of BNC’s developers with BNC’s desire to provide an optimal user experience, and BNC may not be successful in achieving a balance that attracts or retains such developers. In addition, as part of BNC’s efforts related to privacy, safety, and security, BNC intends to conduct investigations and audits of platform applications from time to time. In some instances, these actions will adversely affect BNC’s relationships with developers. If BNC is not successful in BNC’s efforts to grow the number of developers that choose to build products that integrate with BNC’s products or if BNC is unable to continue to build and maintain good relations with such developers, BNC’s user growth and user engagement as well as its financial results may be adversely affected.

Risks Related to BNC’s Business Operations and Financial Results

Our business is highly competitive. Competition presents an ongoing threat to the success of BNC’s business.

BNC expects to compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. BNC faces significant competition in every aspect of BNC’s business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. BNC expects to compete to attract, engage, and retain people who use BNC’s products, to attract and retain businesses that use BNC’s free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with BNC’s products. BNC also expects to compete with companies that develop and deliver virtual and augmented reality products and services. As BNC introduces or acquires new products, or as other companies introduce new products and services, including as part of efforts to develop the metaverse or innovate through the application of new technologies such as artificial intelligence, BNC may become subject to additional competition.

Virtually all BNC’s current and potential competitors have greater resources, experience, or stronger competitive positions in the product segments, geographic regions, or user demographics in which BNC intends to operate than BNC does. For example, some of BNC’s competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than BNC could. These factors may allow BNC’s competitors to respond more effectively than BNC to new or emerging technologies and changes in market conditions. In the event that users engage with other products and services, BNC may never see any growth in use and engagement in key user demographics or more broadly, in which case BNC’s business would be harmed.

BNC’s competitors may develop products, features, or services that are similar to its own or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage against BNC, including: by making acquisitions; by limiting BNC’s ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to BNC’s delivery of ads; by making access to BNC’s products more difficult or impossible; by making it more difficult to communicate with BNC’s users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. BNC’s competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of BNC’s own efforts, which would negatively affect BNC’s business and financial results. In addition, from time to time, BNC may take actions in response to competitive threats, but BNC cannot assure you that these actions will be successful or that they will not negatively affect BNC’s business and financial results.

Real or perceived inaccuracies in BNC’s community and other metrics may harm BNC’s reputation and negatively affect BNC’s business.

The numbers for BNC’s key metrics are calculated using internal company data based on the activity of user accounts, at times augmented by other sources. While these numbers are based on what BNC believes to be reasonable estimates of BNC’s user base for the applicable period of measurement, there are inherent challenges in measuring usage of BNC’s products across online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, BNC is seeking to establish mechanisms to improve its estimates of its user base, and such estimates may change due to improvements or changes in BNC’s methodology. BNC intends to regularly review BNC’s processes for calculating these metrics, and from time to time BNC expects to discover inaccuracies in these metrics or make adjustments to improve their accuracy.

The lack of comprehensive encryption for communications on the Platform may increase the impact of a data security incident.

Communications on the Platform are not comprehensively encrypted at this time. As such, any data security incident that involves unauthorized access, acquisition, disclosure, or use may be highly impactful to BNC’s business. BNC may experience considerable incident response forensics, data recovery, legal fees, and costs of notification related to any such potential incident, and BNC may face an increased risk of reputational harm, regulatory enforcement, and consumer litigation, which could further harm BNC’s business, financial condition, results of operations, and future business opportunities.

Risks Related to Government Regulation and Enforcement

Actions by governments that restrict access to BNC’s products in their countries, censor or moderate content on BNC’s products in their countries, or otherwise impair BNC’s ability to sell advertising in their countries, could substantially harm BNC’s business and financial results.

BNC expects that governments will from time to time seek to censor or moderate content available on BNC’s products, should such products ever be developed, distributed and used by customers, in their country, restrict access to BNC’s products from their country partially or entirely, or impose other restrictions that may affect the accessibility of BNC’s products in their country for an extended period of time or indefinitely. In addition, government authorities may seek to restrict user access to BNC’s products if they consider us to be in violation of their laws or a threat to public safety or for other reasons. It is also possible that government authorities could take action that impairs BNC’s ability to sell advertising, including in countries where access to BNC’s consumer-facing products may be blocked or restricted. In the event that content shown on BNC’s products is subject to censorship, access to BNC’s products is restricted, in whole or in part, in one or more countries, BNC would be required to or could elect to make changes to BNC’s future operations, or other restrictions are imposed on BNC’s products, or BNC’s competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that BNC cannot access or where BNC face other restrictions, BNC’s ability to increase BNC’s user base, user engagement, or the level of advertising by marketers may be adversely affected, and BNC may not be able to grow BNC’s revenue as anticipated, and BNC’s financial results could be adversely affected.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to BNC’s products and business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm BNC’s business.

BNC is subject to a variety of laws and regulations in the United States and abroad that will involve matters central to BNC’s business, including privacy, data use, data protection and personal information, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of BNC’s activities in certain jurisdictions, or other actions that BNC may take may subject it to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which BNC operates, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with BNC’s current policies and practices. For example, regulatory or legislative actions or litigation affecting the manner in which BNC displays content to BNC’s users, moderate content, or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which BNC provides its services or adversely affect BNC’s financial results.

As its business develops, BNC expects to become subject to significant legislative and regulatory developments, and proposed or new legislation and regulations could significantly affect BNC’s business in the future. For example, BNC intends to implement certain product changes and controls as a result of requirements under the European General Data Protection Regulation (“GDPR”), and may implement additional changes in the future. The interpretation of the GDPR is still evolving and draft decisions in investigations are subject to review by several European privacy regulators as part of the GDPR’s consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. The California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), also establishes certain transparency rules and creates new data privacy rights for users, including limitations on BNC’s use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on BNC’s advertising services, or reductions of advertising by marketers, could adversely affect BNC’s advertising business.

These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, have in the past led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, loss of revenue, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm BNC’s business, including fines or demands or orders that BNC modify or cease existing business practices.

Changes in laws affecting gaming and gambling or the public perception of gaming and gambling may adversely impact our or BNC’s business.

BNC offers a number of products and services, which may include a selection of gaming options, including games, sweepstakes, gambling, and social gaming experiences. Social gaming experiences have recently been the subject of civil lawsuits, and some jurisdictions have taken an adverse position to interactive social gaming, including “social casinos” and sweepstakes-based gaming. This could lead to states adopting legislation or imposing a regulatory framework to govern interactive social gaming or social casino or sweepstakes-based gaming specifically. These could also result in a prohibition on interactive social gaming or social casino or sweepstakes-based gaming altogether, restrict BNC’s ability to advertise its games, or substantially increase BNC or our costs to comply with these regulations, all of which could have an adverse effect on our or BNC’s results of operations, cash flows and financial condition. It is not possible to predict the likelihood, timing, scope, or terms of any such legislation or regulation or the extent to which they may affect our or BNC’s business.

Regulators in the future may pass additional rules and regulations that could adversely affect our or BNC’s business. In May 2019, the World Health Organization adopted a new edition of its International Classification of Diseases, which lists gaming addiction as a disorder. The American Psychiatric Association (“APA”) and U.S. regulators have yet to decide whether gaming addiction should be considered a behavioral disorder, but the APA has noted that research and the debate on its classification are ongoing. Certain countries, including China and South Korea, have enacted regulations, such as imposing both gaming curfews and spending limits for minors, and established treatment programs aimed at addressing gaming addiction. It is not possible to predict the likelihood, timing, scope, or terms of any similar regulations in any of the markets in which BNC operates, or the extent to which implementation of such regulations may adversely affect our or BNC’s reputation and business.

Consumer protection and health concerns regarding games and gambling such as BNC’s have been raised in the past and may again be raised in the future. Such concerns could lead to increased scrutiny over the manner in which BNC’s games are designed, developed, distributed, and presented. We and BNC cannot predict the likelihood, timing or scope of any concern reaching a level that will impact its business, or whether it would suffer any adverse impacts to our or BNC’s results of operations, cash flows and financial condition.

Our reputation may be harmed due to unfamiliarity or negative press associated with activities BNC is undertaking, including the online metaverse landscape, virtual markets, real world goods marketplaces, gaming, social activities, sweepstakes, gambling, and digital assets.

BNC is focused on the development of the online metaverse landscape and is focused on immersive digital experiences, including virtual markets, real world goods marketplaces, gaming, social activities, sweepstakes, gambling, and more. The activities BNC is undertaking are based on technology that is relatively new. Many companies operating in similar industries are unlicensed, unregulated and/or operate without supervision by any governmental authorities. As a result, users and the general public may lose confidence in BNC’s products and services. Companies like BNC that deal in digital assets are appealing targets for hackers and malware and may also be more likely to be targets of regulatory enforcement actions. Negative perception, a lack of stability and standardized regulation in the industries in which BNC operates and the failure of similar companies due to fraud, business failure, hackers or malware, or government mandated regulation, may reduce confidence in our or BNC’s business. Any of these events could have a material and adverse impact on our or BNC’s reputation and business.

We may be subject to regulatory and other government investigations, enforcement actions, settlements, and other inquiries in the future, which could cause us to incur substantial costs or require us or BNC to change its business practices in a manner materially adverse to its business.

Should BNC’s business ever expand to a significant degree, we and BNC’s management expects to receive formal and informal inquiries from government authorities and regulators regarding BNC’s compliance with laws and regulations, many of which are evolving and subject to interpretation. In such a scenario, we and BNC expect to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, particularly in the areas of privacy and data protection, including with respect to minors, law enforcement, consumer protection, civil rights, content moderation, blockchain technologies, sweepstakes, promotions, gaming, gambling, and competition. In addition, we or BNC may in the future be subject to regulatory orders or consent decrees.

We or BNC may also become subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, which may relate to many aspects of BNC’s future business, including with respect to users and advertisers, as well as BNC’s industry. Such inquiries, investigations, and lawsuits concern, among other things, BNC’s business practices in the areas of social networking or social media services, digital advertising, gambling, and sweepstakes activities and/or mobile or online applications.

Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us or BNC to incur substantial costs, expose us to civil and criminal liability (including liability for personnel) or penalties (including substantial monetary remedies), interrupt or require us or BNC to change its business practices in a manner materially adverse to our or BNC’s business (including changes products or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from our or BNC’s business, or subject us or BNC to other structural or behavioral remedies that adversely affect our or BNC’s business.

BNC expects, should its business ever develop, to be subject to regulatory and other government investigations, enforcement actions, settlements and other inquiries in the future, which could cause us BNC incur substantial costs or require BNC to change its business practices in a manner materially adverse to its business.

Should BNC’s business ever expand and to a significant degree, its management expects it to receive formal and informal inquiries from government authorities and regulators regarding BNC’s compliance with laws and regulations, many of which are evolving and subject to interpretation. In such a scenario, BNC expects to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy and data protection, including with respect to minors, law enforcement, consumer protection, civil rights, content moderation, and competition. In addition, BNC may in the future be subject to regulatory orders or consent decrees.

BNC may also become subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which may relate to many aspects of BNC’s future business, including with respect to users and advertisers, as well as BNC’s industry. Such inquiries, investigations, and lawsuits concern, among other things, BNC’s business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications.

Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause BNC to incur substantial costs, expose us to civil and criminal liability (including liability for BNC’s personnel) or penalties (including substantial monetary remedies), interrupt or require BNC to change its business practices in a manner materially adverse to BNC’s business (including changes to BNC’s products or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from BNC’s business, or subject it to other structural or behavioral remedies that adversely affect BNC’s business.

Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm BNC’s business.

Several of BNC’s future products may offer payments functionality, including enabling BNC’s users to purchase tangible, virtual, and digital goods from merchants and developers that offer applications using BNC’s payment infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. BNC is or may become subject to a variety of laws and regulations in the United States, Europe and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, trade sanctions, and import and export restrictions. Depending on how BNC’s payment products evolve, BNC may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. BNC’s efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that BNC is found to be in violation of any such legal or regulatory requirements, BNC may be subject to monetary fines or other penalties such as a cease and desist order, or BNC may be required to make product changes, any of which could have an adverse effect on BNC’s business and financial results.

Risks Related to Data, Security, and Intellectual Property

Security breaches, improper access to or disclosure of BNC’s data or user data, other hacking and phishing attacks on BNC’s systems, or other cyber incidents could harm BNC’s reputation and adversely affect BNC’s business.

BNC’s industry is prone to cyber-attacks by third parties seeking unauthorized access to BNC’s data or users’ data or to disrupt BNC’s ability to provide service. BNC’s products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of BNC’s data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm BNC’s business and reputation and diminish BNC’s competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in BNC’s industry and are expected to occur on BNC’s systems in the future. BNC expects to regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on BNC’s platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Such attacks may cause interruptions to the services BNC intends to provide, degrade the user experience, cause users or marketers to lose confidence and trust in BNC’s products, impair BNC’s internal systems, or result in financial harm to BNC. BNC’s efforts to protect its data or the information BNC receives, and to disable undesirable activities on BNC’s platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in BNC’s vendors’ information technology systems or offerings; government surveillance; breaches of physical security of BNC’s facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to BNC’s data or BNC’s users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although BNC intends to try to develop systems and processes that are designed to protect BNC’s data and user data, to prevent data loss, to disable undesirable accounts and activities on BNC’s platform, and to prevent or detect security breaches, BNC cannot assure you that such measures, if implemented, will provide adequate security, that BNC will be able to react in a timely manner, or that BNC’s remediation efforts will be successful. The changes in BNC’s work environment as a result of certain personnel working remotely could also impact the security of BNC’s systems, as well as BNC’s ability to protect against attacks and detect and respond to them quickly.

In addition, some of BNC’s developers or other partners, such as those that help us measure the effectiveness of ads, may receive or store information provided by us or by BNC’s users through mobile or web applications integrated with BNC’s products. BNC provide limited information to such third parties based on the scope of services provided to us. However, if these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, BNC’s data or BNC’s users’ data may be improperly accessed, used, or disclosed.

BNC expects to experience such cyber-attacks and other security incidents of varying degrees from time to time, and BNC expects to incur significant costs in protecting against or remediating such incidents. In addition, BNC is subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection. As a result, affected users or government authorities could initiate legal or regulatory actions against BNC in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause BNC to incur significant expense and liability or result in orders or consent decrees forcing BNC to modify its business practices. Such incidents or BNC’s efforts to remediate such incidents may also result in a decline in BNC’s active user base or engagement levels. Any of these events could have a material and adverse effect on BNC’s business, reputation, or financial results.

We anticipate that BNC’s efforts related to privacy, safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on BNC’s platform.

In addition to BNC’s efforts to mitigate cybersecurity risks, BNC intends to make investments in privacy, safety, security, and content review efforts to combat misuse of BNC’s services and user data by third parties, including investigations and audits of platform applications, as well as other enforcement efforts. As a result of these efforts BNC anticipates that BNC will discover and announce additional incidents of misuse of user data or other undesirable activity by third parties. BNC may not discover all such incidents or activity, whether as a result of BNC’s data or technical limitations, including BNC’s lack of visibility over BNC’s encrypted services, the allocation of resources to other projects, or other factors, and BNC may be notified of such incidents or activity by the FTC, the media or other third parties. Such incidents and activities may in the future include the use of user data or BNC’s systems in a manner inconsistent with BNC’s terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. BNC may also be unsuccessful in its efforts to enforce BNC’s policies or otherwise remediate any such incidents. Consequences of any of the foregoing developments include negative effects on user trust and engagement, harm to BNC’s reputation, changes to BNC’s business practices in a manner adverse to BNC’s business, and adverse effects on BNC’s business and financial results. Any such developments may also subject BNC to additional litigation and regulatory inquiries, which could subject BNC to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.

BNC’s products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in BNC’s systems, could adversely affect BNC’s business.

BNC’s products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, BNC’s products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage considerable amounts of data. The software and hardware on which BNC relies is expected to contain, errors, bugs, or vulnerabilities, and BNC’s systems are subject to certain technical limitations that may compromise BNC’s ability to meet BNC’s objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which BNC relies, or human error in using such systems, may in the future lead to outcomes including a negative experience for users and marketers who use BNC’s products, compromised ability of BNC’s products to perform in a manner consistent with BNC’s terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of BNC’s users and/or BNC’s intellectual property or other data, or reductions in BNC’s ability to provide some or all of BNC’s services. In addition, any errors, bugs, vulnerabilities, or defects in BNC’s systems or the software and hardware on which BNC relies, failures to properly address or mitigate the technical limitations in BNC’s systems, or associated degradations or interruptions of service or failures to fulfill BNC’s commitments to BNC’s users, are expected to lead to outcomes including damage to BNC’s reputation, loss of users, loss of marketers, prevention of its ability to generate revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect BNC’s business and financial results.

If BNC is unable to protect BNC’s intellectual property, the value of its brands and other intangible assets may be diminished, and its business may be adversely affected.

BNC relies, and expects to continue to rely on a combination of confidentiality, assignment, and license agreements with BNC’s employees, consultants, and third parties with whom BNC has relationships, as well as intellectual property laws, to protect BNC’s proprietary rights. In the United States and internationally, BNC expects to file various applications for protection of certain aspects of BNC’s intellectual property. Third parties may knowingly or unknowingly infringe BNC’s proprietary rights, third parties may challenge proprietary rights held by BNC in the future, and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which BNC operates or intends to operate. In any or all of these cases, BNC may be required to expend significant time and expense in order to prevent infringement or to enforce BNC’s rights. Although BNC expects to take measures to protect BNC’s proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to BNC’s and compete with BNC’s business. If the protection of BNC’s proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of BNC’s brands and other intangible assets may be diminished and competitors may be able to more effectively mimic BNC’s products, services and methods of operations. Any of these events could have an adverse effect on BNC’s business and financial results.

BNC expects to be party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming and, if resolved adversely, could have a significant impact on BNC’s business, financial condition, or results of operations.

Companies, in particular established ones, in the internet, technology, and media industries typically own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In the event that BNC ever develops a significant intellectual property portfolio, it would face similar challenges that established companies do. In addition, various "non-practicing entities" that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time BNC may introduce or acquire new products, which could increase BNC’s exposure to patent and other intellectual property claims from competitors and non-practicing entities.

From time to time, BNC may receive notices from patent holders and other parties alleging that certain of BNC’s products and services, or user content, infringe their intellectual property rights. BNC expects, should its business ever develop, to be involved in a number of intellectual property lawsuits. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all or even most cases. In addition, plaintiffs may seek, and BNC may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of BNC’s anticipated operations. BNC may seek, if possible, to settle such lawsuits and disputes on terms that are unfavorable to it. Similarly, if any litigation to which BNC is a party is resolved adversely, BNC may be subject to an unfavorable judgment that may not be reversed upon appeal, if appealed. The terms of such a settlement or judgment may require us to cease some or all of BNC’s operations or require us pay substantial amounts to the other party, which we may not be able to afford. In addition, BNC may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all, and may significantly increase BNC’s operating costs and expenses. As a result, BNC may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense, could result in less effective technology or practices or otherwise negatively affect the user experience, or may not be feasible. BNC’s business, financial condition, and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above

Risks Related to Our Business and Industry – Hotel Properties

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

During 2020 and into 2023, the COVID-19 pandemic caused a significant decrease in business-related travel as companies turned to virtual meetings in order to protect the health and safety of their employees. While business transient demand improved in 2022 as compared to 2020, it remains below pre-pandemic levels. The increased use of teleconferencing and video-conference technology by businesses may continue in the future, which could result in further decreases in business travel as companies become accustomed to the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies, or new technologies, play an increased role in day-to-day business interactions and the necessity for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be adversely affected.

Rising operating expenses or low occupancy rates could reduce cash flow.

Our hotels, and any hotels we may buy in the future, are and will be subject to operating risks common to the lodging industry in general. If any hotel is not occupied at a level sufficient to cover our operating expenses, then we could be required to spend additional funds for that hotel’s operating expenses. For example, during 2020 and into 2022, operations at many hotels were either temporarily suspended or reduced due to the COVID-19 pandemic, and hotel owners were required to fund hotel payroll expenses, maintenance expenses, fixed hotel costs such as ground rent, insurance expenses, property taxes and scheduled debt payments. Hotels may be subject to increases in real estate and other tax rates, utility costs, operating expenses including labor and employee-related benefits, insurance costs, repairs and maintenance and administrative expenses, which could reduce cash flow.

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

Because of the global economy, many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic or mineral components, which may extend our production lead-time and our production costs. Some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently available materials. Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays. While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

Sales to customers outside of North America accounted for 19% and 37% of net revenues for the years ended December 31, 2022 and 2021, respectively, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition, GIGA supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation. International sales are also subject to the export laws and regulations of the U.S. and other countries.

Because a significant portion of our revenues and expenses is denominated in foreign currencies, fluctuations in exchange rates could have a material adverse effect on our operating results.

We face foreign exchange risks because a significant portion of our revenue and expenses is denominated in foreign currencies. Further, some suppliers to Enertec and Relec require payment in U.S. dollars, which exposes us to risk. Generally, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. For the years ended December 31, 2022 and 2021, approximately 16.9% and 35.9% of our revenue, respectively, was denominated in currencies other than U.S. dollars. Our results of operations could also be negatively impacted by a strengthening of the U.S. dollar as a large portion of our costs are U.S. dollar denominated. We also have foreign exchange risk exposure with respect to certain of our assets, that are denominated in currencies other than the functional currency of our subsidiaries, and our financial results are affected by the re-measurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. For the years ended December 31, 2022 and 2021, the effects of exchange rates on our cash, cash equivalents, and restricted cash totaled $0.9 million and $0.3 million, respectively, due to fluctuations in exchange rates and the strengthening of the U.S. dollar. While we may choose to enter into transactions to hedge portions of our foreign currency translation and balance sheet exposure in the future, it is impossible to predict or eliminate the effects of foreign exchange rate exposure. Strengthening of the U.S. dollar could materially adversely affect our results of operations and financial condition.

Our insurance coverage and indemnity may be insufficient to cover potential liabilities we may face due to the risks inherent in the products and services we provide.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing, components, integrated assemblies and subsystems for advanced defense, medical, transportation, industrial, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the government end users of our defense offerings in the U.S., the U.K. and Israel. In addition, failures of products and systems that we manufacture or distribute for medical devices, transportation controls or industrial systems also have the potential to result in loss of life, personal injury and/or extensive property damage.

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

Microphase has incurred losses from operations during 2019. These losses are attributable to lower volumes of its products sold to major defense contractors partially as a result of the overall reduction in defense spending and sequestration by the U.S. Congress. While Microphase has been profitable, to a certain extent, during 2021 and 2022, there is always the possibility that its results of operations could worsen in the future, whether as a result of new outbreaks of COVID-19, supply chain issues or any of a number of other factors. Since the financial crisis of 2008, Microphase has been significantly short of capital needed to acquire parts for production of its products to complete orders for such products. At times, Microphase has not had the cash available to make advance payments for the purchase of parts, and then, as a consequence, Microphase would not receive the parts from its vendors required to finish a customer order. This would then delay the delivery of products to customers, and would also delay recognition of the resulting revenues and the receipt of cash from the customer. Sometimes after experiencing a delay in delivery of an order from Microphase, the customer would not place its next order with Microphase, resulting in a loss of business.

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

Microphase is highly dependent on sales to major defense contractors of the U.S. military and its allies, including Lockheed Martin, Raytheon, BAE Systems and SAAB. The percentages of its revenue that were derived from sales to these named major defense contractors and directly to the U.S. Government were 69.4% in fiscal 2022 and 78.1% in fiscal 2021. Therefore, any significant disruption or deterioration of Microphase’s relationship with any such major defense contractors or the U.S. Government could materially reduce its revenue. During the year ended December 31, 2022, there was one customers that accounted for more than 10% of Microphase’s sales: BAE Systems. During the year ended December 31, 2021, there were two customers that accounted for more than 10% of Microphase’s sales: BAE Systems and Lockheed Martin. Microphase’s competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. Microphase expects that a majority of the business that it seeks will be awarded through competitive bidding. Microphase operates in highly competitive markets and its competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than Microphase does in many areas, and Microphase may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to Microphase, as well as the risk that Microphase may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, Microphase may experience significant expense or delay, contract modification or contract rescission as a result of its competitors protesting or challenging contracts awarded to it in competitive bidding. Major defense contractors to whom Microphase supplies components for systems must compete with other major defense contractors (to which Microphase may not supply components) for military orders from the U.S. Government.

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

The federal government can terminate or modify any of its contracts with Microphase or its prime contractors either for the federal government’s convenience, or if Microphase or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of Microphase’s default could expose it to liability and have a material adverse effect on its ability to compete for future federal government contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of Microphase’s contracts or if any applicable options are not exercised, Microphase’s failure to replace sales generated from such contracts would result in lower sales and would adversely affect its earnings, which could have a material adverse effect on Microphase’s business, results of operations and financial condition. Microphase’s backlog as of December 31, 2022 was approximately $10.1 million. Microphase’s backlog could be adversely affected if contracts are modified or terminated.

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

As a U.S. Government defense contractor, Microphase faces certain security threats, including threats to its information technology infrastructure, attempts to gain access to its proprietary or classified information, threats to physical security, and domestic terrorism events. Microphase’s information technology networks and related systems are critical to the operation of its business and essential to its ability to successfully perform day-to-day operations. Microphase is also involved with information technology systems for certain customers and other third parties, which generally face similar security threats. Cybersecurity threats, in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. Microphase believes that it has implemented appropriate measures and controls and has invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

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

A significant portion of our business is conducted through Enertec, our Israeli subsidiary. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our Israeli operations. In recent years, Israel has been involved in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of Southern Lebanon, and with Iranian-backed military forces in Syria. Some of these hostilities were accompanied by missile strikes from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our facilities are located, and negatively affected business conditions in Israel. The change in the U.S. Presidency may continue to change the dynamics in the Middle East as forces hostile to the existence of Israel seek to reverse the recent stability and commercial opportunities created by the Abraham Accords. For example, there have been increasing concerns related to a potential attack by Iran. The tension between Israel and Iran and/or these groups may escalate in the future and turn even more violent, which could affect the Israeli economy in general and us in particular. A deterioration in the political and security situation in Israel (for example, the significant instability with regards to changes promoted by the Israeli government in the judiciary branch) may have a negative effect on Israel’s economic situation and on Enertec’s ability to execute new projects, to raise funding for its operations and plans.

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

 Risks Related to Ownership of Our Common Stock and Future Offerings

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

Our common stock price is volatile.

Our common stock is listed on the NYSE American. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the past 52-week period (through March __, 2023), our stock closed at prices between $1.34 per share and $0.09 per share, as reported on Nasdaq.com. On April 14, 2023, the price of our common stock closed at $0.105 per share.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

•	the status of our growth strategy including the development of new products with any proceeds we may be able to raise in the future;
•	announcements of technological or competitive developments;
•	announcements or expectations of additional financing efforts;
•	our ability to market new and enhanced products on a timely basis;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving us;
•	regulatory developments affecting us, our customers or our competitors;
•	announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the US or internationally;
•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;
•	our operating results failing to meet the expectations of securities analysts or investors in a particular period;
•	changes in the economic performance or market valuations of our competitors;
•	additions or departures of our executive officers;
•	sales or perceived sales of our common stock by us, our insiders or our other stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•	general economic, industry, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of ongoing COVID-19 pandemic.

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

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could have a depressing effect on the market price of our common stock.

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

Due to a number of financings, we have a substantial number of shares that are subject to issuance pursuant to outstanding convertible debt, warrants and options. As of the date of this annual report, the number of shares of common stock subject to convertible notes, warrants, options and Series B Convertible Preferred Stock were 165,000, 15,525,581, 5,810,844 and 2,232 respectively. We had outstanding options to purchase an aggregate of 5,810,844 shares of Common Stock, with a weighted average exercise price of $2.40 per share, exercisable at prices ranging from $1.79 to $1,352 per share and warrants to purchase up to 15,525,581 shares of common stock, with a weighted average exercise price of 1.99 per share, at exercise prices ranging from $0.40 to $1,040 per share. The issuance of common stock pursuant to convertible notes, warrants, options and preferred stock at conversion or exercise prices less than market prices may have the effect of limiting an increase in market price of our common stock until all of these underling shares have been issued.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.

Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common shares to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

The issuance of shares of our Class B common stock to our management or others could provide such persons with voting control leaving our other stockholders unable to elect our directors and the holders of our shares of common stock will have little influence over our management.

Although there are currently no shares of our Class B common stock issued and outstanding, our certificate of incorporation authorizes the issuance of 25 million shares of Class B common stock. Each share of Class B common stock provides the holder thereof with ten votes on all matters submitted to a stockholder vote. Our certificate of incorporation does not provide for cumulative voting for the election of directors. Any person or group who controls or can obtain more than 50% of the votes cast for the election of each director will control the election of directors and the other stockholders will not be able to elect any directors or exert any influence over management decisions. As a result of the super-voting rights of our shares of Class B common stock, the issuance of such shares to our management or others could provide such persons with voting control and our other stockholders will not be able to elect our directors and will have little influence over our management. While we are listed on the NYSE American or any other national securities exchange it is highly unlikely that we would issue any shares of Class B common stock as doing so would jeopardize our continued listing on any such exchange. However, if were to be delisted for some other reason and our shares of Class A common stock trade on an over-the-counter market, then we would face no restriction on issuing shares of Class B common stock.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of December 31, 2022, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level.

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

Our corporate headquarters office utilizes 9,560 square feet of leased office space in Las Vegas, Nevada. One of our Las Vegas leases commenced in January 2021, expired in December 2022, and is currently leased on a month-to-month basis. Our other Las Vegas lease commenced in August 2021 and expires in August 2024. The annual base rent under the leases, payable on a monthly basis, was approximately $0.3 million during 2022.

We also lease additional corporate offices in Costa Mesa, California and New York, New York. Our leases expire between April 2023 and December 2024. The annual base rent under the leases, payable on a monthly basis, was approximately $0.3 million during 2022.

We own a 617,000 square foot data center in Dowagiac, Michigan, in which we operate our cryptocurrency mining operations for our BNI segment, in addition to renting commercial office and warehouse space.

Our GIGA segment leases 47,771 square feet of office, engineering, laboratory and warehouse space in Scottsdale, Arizona, Shelton, Connecticut and Dublin, California. Our leases expire between August 2023 and May 2026. The annual base rent under the leases, payable on a monthly basis, was approximately $0.5 million during 2022. Our GIGA segment also leases 65,390 square feet of office and manufacturing space internationally in Salisbury, United Kingdom, Dorset, United Kingdom, and Karmeil, Israel. The annual base rent, payable on a monthly basis, was approximately $0.5 million in 2022. The leases expire between September 2024 and May 2031.

Our TurnOnGreen segment leases 39,965 square feet of office, engineering, laboratory and warehouse space in two locations in Milpitas, California. Our leases expire between November 2024 and January 2026. The annual base rent under the leases, payable on a monthly basis, was approximately $0.5 million during 2022.

Our SMC segment leases 92,500 square feet of office and warehouse space in Ft. Lauderdale, Florida and Ontario, California. Our leases expire between August 2023 and March 2024. The annual base rent under the leases, payable on a monthly basis, was approximately $93,000 during 2022.

Our AGREE segment owns and operates three hotels in Middleton, Wisconsin, a hotel and undeveloped land in Rockford, Illinois, all of which are subject to a mortgage, and a parcel of land in St. Peterburg, Florida.

Our Energy segment crane rental business leases 27,909 of commercial buildings and 10 acres of land in Carthage, Texas,Clinton, Oklahoma, Houston, Texas, and Robstown, Texas. Our leases expire between March 2024 and April 20227. The annual base rent under the leases, payable on a monthly basis, was approximately $23,000 in 2022.

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

Based on our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, we have established a $1.3 million reserve, the amount of the unpaid portion of the purchase agreement, which is included in accounts payable and accrued expenses. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

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

On or about November 28, 2022, we and Plaintiffs entered into a stipulation of settlement (the “Stipulation of Settlement”), which Stipulation of Settlement was further amended by us and Plaintiffs, by amendments dated, January 12, 2023, February 2, 2023, and February 23, 2023.

On or about December 12, 2022, Plaintiffs and Mr. Ault entered into a stipulation of discontinuance, pursuant to which, among other things, Plaintiffs dismissed all claims asserted against Mr. Ault in the action, with prejudice.

SEC Subpoena

The Company and certain affiliates and related parties have received several subpoenas from the SEC for the production of documents and testimony. The Company is fully cooperating with this non-public, fact-finding inquiry and management believes that the Company has operated its business in compliance with all applicable laws. The subpoenas expressly provide that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred, nor should they be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter. The Company recorded a $1.0 million loss contingency related to this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol AULT.

Record Holders

As of April 17, 2023, 415,746,694 shares of our common stock were issued and outstanding and were owned by 39 holders of record. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From October 1, 2022 through December 31, 2022, Ault Alpha LP purchased 4,950,129 shares of common stock and 151 shares of Series D Preferred Stock. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open-market transactions.

Common Stock Purchased

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2022 – October 31, 2022	1,034,776	$0.18
November 1, 2022 – November 30, 2022	415,353	$0.16
December 1, 2022 – December 31, 2022	3,500,000	$0.11
Total	4,950,129	$0.13	-	-

Series D Preferred Stock Purchased

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2022 – October 31, 2022	151	$13.5
November 1, 2022 – November 30, 2022	-	$-
December 1, 2022 – December 31, 2022	-	$-
Total	151	$13.5	-	-

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this Annual Report, the “Company,” “AAI,” “we,” “us” and “our” refer to Ault Alliance, Inc., a Delaware corporation formerly known as BitNile Holdings, which was incorporated in September 2017. AAI is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through our wholly- and majority-owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin, and provide mission-critical products that support a diverse range of industries, including crane services, oil exploration, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. In addition, we extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

Our direct and indirect wholly owned subsidiaries include (i) Ault Lending, LLC (“Ault Lending,” formerly known as Digital Power Lending, LLC), (ii) Ault Global Real Estate Equities, Inc. (“AGREE”), which wholly owns AGREE Madison, LLC (“AGREE Madison”) and Third Avenue Apartments LLC (“Third Avenue Apartments”), (iii) Ault Disruptive Technologies Company, LLC (“ADTC”), (iv) BitNile, Inc. (“BNI”), which wholly owns Alliance Cloud Services, LLC (“ACS”) and BNI Montana, LLC (“BNI Montana”), (v) Circle 8 Holdco LLC, a Delaware limited liability company (“Circle 8 Holdco”), (vi) Ault Energy, LLC (“Ault Energy”), and (vii) Ault Aviation, LLC (“Ault Aviation”). We also have a direct controlling interest in (i) Imperalis Holding Corp. (“IMHC” or “TurnOnGreen”), which wholly owns TOG Technologies, Inc. (“TOG Technologies”) and Digital Power Corporation (“Digital Power”), (ii) Giga-tronics Incorporated (“GIGA”), which wholly owns Gresham Worldwide, Inc. (“GWW”), which in turn wholly owns Gresham Power Electronics Ltd. (“Gresham Power”), Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”) and has a controlling interest in Microphase Corporation (“Microphase”) and (iii) Avalanche International Corp. (“Avalanche” or “AVLP”). Ault Lending has a controlling interest in The Singing Machine Company, Inc. (“SMC”), Circle 8 Holdco has a controlling interest in Circle 8 Newco LLC (“Circle 8”), and ADTC is the sponsor of Ault Disruptive Technologies Corporation (“Ault Disruptive”).

Recent Events and Developments

On February 4, 2022, we and our former subsidiary Ault Alliance, Inc. (the “Former AAI”) entered into a securities purchase agreement providing for our purchase of BNI from the Former AAI. As a result of this transaction, both BNI and the Former AAI became stand-alone wholly owned subsidiaries of ours. The Former AAI was merged out of existence on January 3, 2023 in connection with the change in our corporate name from BitNile Holdings, Inc. to Ault Alliance, Inc.

On February 10, 2022, consistent with our objective to have BNI operate the entirety of our business that relates to cryptocurrencies, the Former AAI assigned the entirety of its interest in ACS to BNI.

On February 25, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with Ascendiant to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 ATM Offering”). The offer and sale of shares of common stock from the 2022 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. Through March 13, 2023, we received gross proceeds of approximately $177 million through the sale of approximately 317.9 million shares of common stock from the 2022 ATM Offering. The 2022 Sales Agreement has been terminated.

On March 20, 2022, we and IMHC entered into a securities purchase agreement (the “Acquisition Agreement”) with TOGI, which closed on September 6, 2022 (the “Closing Date”). According to the Acquisition Agreement, we (i) delivered to IMHC all of the outstanding shares of common stock of TOGI that we owned, and (ii) forgave and eliminated the intracompany accounts between us and TOGI evidencing historical equity investments made by us in TOGI, in the approximate amount of $36 million, in consideration for the issuance by IMHC to us (the “Transaction”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “IMHC Preferred Stock”), with each such share having a stated value of $1,000. Immediately following the Closing Date, TOGI became a wholly owned subsidiary of IMHC. The parties to the Agreement have agreed that, upon completion of the Transaction but subject to IMHC’s compliance with the federal securities laws, IMHC will change its name to TurnOnGreen, Inc. Further, through an upstream merger whereby the current TOGI ceased to exist, which was consummated on September 8, 2022, IMHC owns the former TOGI’s two operating subsidiaries, TOG Technologies and Digital Power. IMHC intends to dissolve its dormant subsidiary.

On September 5, 2022, we, IMHC and TOGI entered into an amendment to the Acquisition Agreement (the “Amendment”), pursuant to which IMHC agreed to (i) use commercially reasonable efforts to effectuate a distribution by us of approximately 140 million shares of Common Stock that we beneficially own (the “Distribution”), including the filing of a registration statement (the “Distribution Registration Statement”) with the SEC, (ii) to issue to us warrants to purchase an equivalent number of shares of Common Stock to be issued in the Distribution (the “Warrants”), and (iii) to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants on the Distribution Registration Statement.

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

On June 8, 2022, Ault Lending entered into a securities purchase agreement with BMI whereby Ault Lending agreed to purchase $12 million of a new series of convertible preferred stock of BMI, which transaction closed on June 29, 2022. As part of the transaction we were issued 102,881 shares of BMI’s common stock and a warrant to purchase forty-nine percent (49%) of BMI’s common stock calculated on a fully-diluted basis, subject to certain terms and conditions. Pursuant to a mutually agreed upon use of proceeds, BMI intends to deploy significant proceeds via its subsidiary White River Holdings Corp. (“White River”) towards an oil drilling program across its cumulative 30,000 acres of active mineral leases at both shallow, intermediate, and deep levels. BMI also intends to deploy additional proceeds via its subsidiary Agora Digital Holdings, Inc. (“Agora Digital”) to provide us with up to 78 megawatts (“MW”) of power within the State of Texas for digital asset mining capacity, subject to our election to proceed with this facility after having conducted the requisite due diligence.

On December 6, 2022, BNI entered into a hosting agreement with Agora Digital securing up to 78 MW of power. Agora Digital will initially provide up to 12 MW of electricity for our use, which we believe will enable us to initially power 3,750 S19j Pro miners in the first half of 2023. The Agora Digital power capacity would, if the project proceeds as presently anticipated, expedite our recently announced plans to significantly expand our Bitcoin mining production capacity, including growing our number of deployed Bitcoin miners to approximately 23,065, representing an expected mining production capacity of approximately 2.67 exahashes per second.

On June 10, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Preferred Sales Agreement”) with Ascendiant to sell shares of our 13.00% Series D Cumulative Redeemable Preferred Stock (the “Preferred Shares”) having an aggregate offering price of up to $46.4 million from time to time, through an “at the market offering” program (the “2022 ATM Preferred Offering”). The offer and sale of Preferred Shares from the 2022 ATM Preferred Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. Through March 31, 2023, we had received gross proceeds of approximately $1.7 million through the sale of 118,586 Preferred Shares in the 2022 ATM Preferred Offering.

In June 2022, Ault Lending purchased a majority of the issued and outstanding shares of SMC in open market transactions. SMC is a Nasdaq-listed company that is a worldwide leader in consumer karaoke products. The first to provide karaoke systems for home entertainment in the United States, SMC sells its products worldwide through major mass merchandisers and online retailers.  SMC products incorporate the latest technology for singing practice, music listening, entertainment and social sharing and provides access to over 100,000 songs for streaming and download.

On July 11, 2022, we announced the formation of Ault Energy, LLC (“Ault Energy”), a wholly owned subsidiary of ours. Ault Energy will partner with White River, a majority owned subsidiary of BMI on drilling projects across 30,000 acres in Texas, Louisiana and Mississippi. Ault Energy, as Ault Lending’s designee, has the right to purchase up to 25%, or such higher percentages at the discretion of White River, in various drilling projects of White River. In August 2022, Ault Energy committed to purchasing 40% of the first drilling project offered, at a cost to Ault Energy of approximately $1 million.

On August 10, 2022, we, through our BNI and Ault Lending subsidiaries, entered into a note purchase agreement providing for the issuance of secured promissory notes with an aggregate principal face amount of $11.0 million and an interest rate of 10%. The purchase price for the secured promissory notes was $10.0 million. The holders of the secured promissory notes have a security interest in marketable securities, investments and certain Bitcoin mining equipment. The secured promissory notes are further secured by a guaranty provided by us, as well as by Milton C. Ault, our Executive Chairman. The maturity date of the secured promissory notes is August 10, 2023. BNI is required to make monthly payments (principal and interest) of $1.0 million on the tenth calendar day of each month, starting in September 2022. After six months, BNI may elect to pay a forbearance fee of $0.3 million in lieu of a monthly payment, which would extend the maturity date of the related secured promissory notes.

On August 15, 2022, BNI entered into a hosting agreement with Compute North LLC (“Compute North”). On September 22, 2022, Compute North filed for bankruptcy protection, effectively rendering this hosting agreement null and void. We have retained counsel to assist in this matter. We have removed the Bitcoin miners that were installed at the hosting facility in Texas.

During 2022 and more recently in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including Celsius Network LLC, Voyager Digital Ltd., BlockFi Lending LLC, FTX Trading Ltd. and Genesis Global Holdco LLC. Such bankruptcies have contributed, at least in part, to further price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from BNI’s claim against Compute North under the hosting agreement, the general decrease in the price of Bitcoin and in our and our peers’ stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. BNI has not failed to recover any material assets due to the bankruptcies or otherwise lost or misappropriated any such assets. On December 6, 2022, as noted above, BNI entered into a new hosting agreement with Agora Digital to replace the Compute North hosting agreement. We continue to conduct diligence, including into liquidity or insolvency issues, on third parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.

On November 7, 2022, we and certain of our subsidiaries borrowed $18.9 million of principal amount of term loans (the “Loans”) from a group of institutional investors (the “Financing”). The Loans mature in 18 months, which may be extended to 24 months, accrue interest at the rate of 8.5% per annum and are secured by certain of our and certain of our subsidiaries’ assets. Starting in January 2023, the lenders have the right to require us to make monthly payments of $0.6 million, which will increase to $1.1 million in November 2023. The Loans were issued with an original issue discount of $1.89 million.

The lenders received warrants to purchase approximately 4.5 million shares of our common stock, exercisable for four years at $0.45 per share and warrants to purchase another approximately 4.5 million shares of our common stock, exercisable for four years at $0.75 per share, subject to adjustment.

On November 7, 2022, Ault Aviation, LLC, a wholly owned subsidiary of the Company (“Ault Aviation”), used proceeds from the Loans to purchase a private aircraft for a total purchase price of $15.8 million. In addition, the Company and certain of its subsidiaries entered into various agreements as collateral for the repayment of the Loans, including (i) a security interest in certain Bitcoin mining equipment, (ii) a pledge of the membership interests of Third Avenue Apartments, (iii) a pledge of the membership interests of ACS, (iv) a pledge of the membership interests of Ault Aviation, (v) a pledge in a segregated deposit account of $1.5 million of cash, (vi) a mortgage and security agreement by Third Avenue Apartments on the real estate property owned by Third Avenue Apartments in St. Petersburg, Florida, (vii) a future advance mortgage by ACS on the real estate property owned by ACS in Dowagiac, Michigan, and (viii) an aircraft mortgage and security agreement by Ault Aviation on the private aircraft purchased by Ault Aviation on November 7, 2022. The Loans are guaranteed by Ault Lending, LLC, Ault & Company, Inc., an affiliate of the Company, as well as Milton C. Ault, III, our Executive Chairman and the Chief Executive Officer of Ault & Company, Inc.

On November 18, 2022, Circle 8 entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Circle 8 Crane Services LLC, a Delaware limited liability company (“Circle 8 Crane Services”) pursuant to which Circle 8 agreed to purchase substantially all of the assets (the “Acquired Assets”) and assume certain specified liabilities of Circle 8 Crane Services (the “Circle 8 Transaction”). Circle 8 is a wholly owned subsidiary of Circle 8 Holdco LLC, a Delaware limited liability company.

On December 19, 2022, the Asset Purchase Agreement referred to above closed and Circle 8 purchased the Acquired Assets. As consideration for the acquisition of the Acquired Assets, Circle 8 Crane Services received Class D equity interests in Circle 8 Holdco and is eligible to receive cash earnout payments in an aggregate maximum amount of up to $2.1 million based on the achievement by Circle 8 of certain EBITDA targets over the three year period following the completion of the acquisition of the Acquired Assets by Circle 8. We contributed $12 million to Circle 8, and an independent third party contributed $4 million, of which approximately $11.7 million was used to pay down a portion of the Circle 8 Crane Services’ senior debt facility at the closing, $3.0 million of which was used to pay off Circle 8 Crane Services’ subordinated debt facility in full at the closing and $1.4 million was used to pay the expenses of Circle 8 and Circle 8 Crane Services. In addition, Circle 8 assumed a new line of credit issued by Circle 8 Crane Services’ current senior lender. Circle 8 Holdco is a subsidiary of the former AAI, a Delaware corporation but is presently directly owned by us. We own a controlling interest in Circle 8 Holdco.

On December 16, 2022 we entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) providing for the issuance of a secured promissory note (the “Note”) with an aggregate principal face amount of $14.7 million (the “Financing”). On December 29, 2022, the Company and the accredited investor entered into an amended and restated amendment to the SPA, pursuant to which the total amount of the financing was increased to $17.5 million and the Company sold an additional note to a second accredited investor.

Under the SPA, we are obligated to repay, while the Note remains outstanding, (i) eighty percent (80%) of the proceeds we may receive from any financing conducted, other than at-the-market offerings and (ii) one hundred percent (100%) of the proceeds we may receive from the sale of marketable securities by Ault Lending. In addition, if Third Avenue Apartments, LLC (“Third Avenue”), our wholly owned subsidiary, sells the property it owns in St. Peterburg, Florida, then we will use the net proceeds from the sale of such property in excess of $10 million, to repay the Note. In addition, we agreed to issue 11.6 million shares of our common stock to the Investor in exchange for the cancellation of all outstanding warrants previously issued to the Investor, which warrants were exercisable for 11.6 million shares of our common stock.

On January 23, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to our Series C convertible redeemable preferred stock (“Series C Preferred Stock”) which, effective upon filing, eliminated the Series C Preferred Stock.

On February 8, 2023, we entered into a Share Exchange Agreement (the “Agreement”) with BMI and the other signatories thereto. The Agreement provides that, subject to the terms and conditions set forth therein, BMI will acquire all of the outstanding shares of capital stock of our then subsidiary, BitNile.com, Inc. (“BitNile.com”), of which we owned approximately 86%, and the remaining 14% was owned by minority shareholders (the “Minority Shareholders”), as well as Ault Iconic, (formerly Ault Media Group) and the securities of Earnity beneficially owned by BitNile.com (which represented approximately 19.9% of the outstanding equity securities of Earnity as of the date of the Agreement), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of BMI to be issued to our company (the “Series B Preferred”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of BMI to be issued to the to the Minority Shareholders (the “Series C Preferred,” and together with the Series B Preferred, the “Preferred Stock”). The Series B Preferred and the Series C Preferred each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of the Preferred Stock to be issued by BMI of $100 million, and subject to adjustment, are convertible into an aggregate of 400 million shares of common stock of BMI (the “BMI Common Stock”), which represent and pursuant to the Agreement will represent approximately 92.4% of BMI’s outstanding BMI Common Stock on a fully-diluted basis as of the date of the Agreement. However, pending approval of the transaction by BMI’s shareholders, the Preferred Stock is subject to a 19.9% beneficial ownership limitation, including the Series A Convertible Preferred Stock that we acquired from BMI in June of 2022. The Agreement provides that BMI will seek shareholder approval (the “Shareholder Approval”) following the closing.

Pursuant to the Certificates of Designations of the Rights, Preferences and Limitations of the Series B Preferred and the Series C Preferred (collectively, the “Preferred Stock Certificates”), each share of Preferred Stock will be convertible into a number of shares of BMI Common Stock determined by dividing the Stated Value by $0.25 (the “Conversion Price”), or 40,000 shares of BMI Common Stock. The Conversion Price will be subject to certain adjustments, including potential downward adjustment if BMI closes a qualified financing resulting in at least $25 million in gross proceeds at a price per share that is lower than the Conversion Price then in effect. The holders of Preferred Stock will be entitled to receive dividends at a rate of 5% of the Stated Value per annum from issuance until February 7, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable in additional shares of Preferred Stock rather than cash, and thereafter dividends will be payable in either additional shares of Preferred Stock or cash as each holder may elect. If BMI fails to make a dividend payment as required by the Preferred Stock Certificates, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Preferred Stock will also have an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of BMI, and will rank senior to all other capital stock of BMI with respect thereto, except that the Series B Preferred and Series C Preferred shall rank pari passu. Each share of Series B Preferred was originally entitled to vote with the BMI Common Stock at a rate of 10 votes per share of Common Stock into which the Series B Preferred is convertible, but that provision was subsequently eliminated. Other than certain rights granted to the Company relating to amendments or waiver of various negative covenants, the terms, rights, preferences and limitations of the Preferred Stock Certificates are essentially identical. The Agreement closed on March 6, 2023.

On March 28, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to issue and sell, in a private placement, an aggregate of 100,000 shares of our preferred stock, with each such share having a stated value of $100.00 and consisting of (i) 83,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”), (ii) 1,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and (iii) 16,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock” and collectively, the “Preferred Shares”). The Preferred Shares will be convertible into shares of our common stock at the option of the holders and, in certain circumstances, by us.

Each share of Series E Preferred Stock and Series F Preferred Stock had a purchase price of $100.00, equal to each such share’s stated value. The purchase price of the Series E Preferred Stock and the Series F Preferred Stock was paid for by the Investors’ canceling outstanding secured promissory notes in the principal amount of $8.4 million, whereas the purchase price of the shares of Series G Preferred Stock consisted of accrued but unpaid interest on these notes, as well as for other good and valuable consideration. Each Preferred Share is convertible into shares of our common stock at a conversion price equal to 85% of the closing sale price of our common stock on the trading day prior to the date of conversion, subject to a floor price of $0.10. The Preferred Shares are convertible at the option of the holder at any time following our receipt of stockholder approval of the Reverse Split (as defined below). The private placement closed on March 30, 2023.

We have called a special meeting of stockholders to consider an amendment (the “Amendment”) to our certificate of incorporation to authorize a reverse split of our common stock (the “Reverse Split”). The Investors agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the Preferred Shares until after the Reverse Split. Pursuant to the certificate of designation of the Series E Preferred Stock, the shares of Series E Preferred Stock have the right to vote on such Amendment on an as converted to common stock basis. In addition, pursuant to the certificate of designation of the Series F Preferred Stock, the shares of Series F Preferred Stock have the right to vote on such Amendment. Each Investor has separately agreed to vote the shares of the Series E Preferred Stock in favor of the Amendment and that the shares of the Series F Preferred Stock shall automatically be voted in a manner that “mirrors” the proportions on which the shares of our common stock and Series E Preferred Stock are voted on the Amendment. The Amendment requires the approval of the majority of the votes associated with our outstanding capital stock entitled to vote on the proposal. Because the Series F Preferred Stock will automatically and without further action of the purchaser be voted in a manner that “mirrors” the proportions on which the shares of common stock and Series E Preferred Stock are voted on the Reverse Split, abstentions by common stockholders will not have any effect on the votes cast by the holders of the Series F Preferred Stock. The Series G Preferred Stock does not carry any voting rights, except as required by law or expressly provided by its certificate of designation.

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

Our corporate structure is currently as follows:

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

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.ault.com.

Results of Operations

Results of Operations for the Years ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022	2021

Revenue	$61,561,000	$32,096,000
Revenue, cryptocurrency mining	16,693,000	3,450,000
Revenue, hotel operations	16,697,000	-
Revenue, crane operations	2,739,000	-
Revenue, lending and trading activities	36,644,000	16,854,000
Total revenue	134,334,000	52,400,000
Cost of revenue, products	44,508,000	22,733,000
Cost of revenue, cryptocurrency mining	21,508,000	1,125,000
Cost of revenue, hotel operations	11,406,000	-
Cost of revenue, crane operations	940,000	-
Total cost of revenue	78,362,000	23,858,000
Gross profit	55,972,000	28,542,000
Total operating expenses	196,140,000	46,903,000
Loss from operations	(140,168,000)	(18,361,000)
Other income (expense):
Interest and other income	2,594,000	808,000
Interest expense	(42,546,000)	(1,871,000)
Change in fair value of equity securities, related party	-	(7,773,000)
Accretion of discount on note receivable, related party	-	4,210,000
Impairment of debt securities, net	-	(594,000)
Change in fair value of marketable equity securities	(2,144,000)	(1,327,000)
Gain on extinguishment of debt	-	929,000
Realized (loss) gain on marketable securities	(419,000)	1,924,000
Loss from investment in unconsolidated entity	(924,000)	(311,000)
Impairment of equity securities	(11,500,000)	-
Gain from bargain purchase of business	806,000	-
Change in fair value of warrant liability	(17,000)	(542,000)
Loss before income taxes	(194,318,000)	(22,908,000)
Income tax (benefit) provision	(4,485,000)	130,000
Net loss	(189,833,000)	(23,038,000)
Net loss (income) attributable to non-controlling interest	8,017,000	(213,000)
Net loss attributable to Ault Alliance, Inc.	(181,816,000)	(23,251,000)
Preferred dividends	(393,000)	(18,000)
Net loss available to common stockholders	$(182,209,000)	$(23,269,000)
Comprehensive (loss) income
Net loss income available to common stockholders	$(182,209,000)	$(23,269,000)
Other comprehensive (loss) income
Foreign currency translation adjustment	(995,000)	85,000
Impairment of debt securities	-	594,000
Other comprehensive (loss) income	(995,000)	679,000
Total comprehensive loss	$(183,204,000)	$(22,590,000)

Revenues

Revenues by segment for the years ended December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31,		Increase
	2022	2021	(Decrease)%
GIGA	$30,255,000	$25,581,000	$4,674,000	18%
TurnOnGreen	5,522,000	5,346,000	176,000	3%
SMC	24,224,000	-	24,224,000	—
BNI
Revenue, cryptocurrency mining	16,693,000	3,450,000	13,243,000	384%
Revenue, commercial real estate leases	1,105,000	788,000	317,000	40%
AGREE	16,697,000	189,000	16,508,000	8734%
Fintech:
Revenue, lending and trading activities	36,644,000	16,854,000	19,790,000	117%
Other	239,000	192,000	47,000	24%
Energy	2,955,000	-	2,955,000	—
Total revenue	$134,334,000	$52,400,000	$81,934,000	156%

Our revenues increased by $81.9 million, or 156%, to $134.3 million for the year ended December 31, 2022, from $52.4 million for the year ended December 31, 2021.

GIGA

The $4.7 million increase in our GIGA segment revenue in 2022 included $1.4 million attributable to our recent acquisition of Giga-tronics Incorporated on September 8, 2022. The improved economic environment following COVID-19 disruptions, along with increased military spending, drove growth in our GIGA segment, which provides customized solutions for military markets. Additionally, revenue from Enertec, which is primarily recognized over time, increased by 14.5% to $12.5 million in 2022, up $1.6 million from $10.9 million in the prior-year period.

TurnOnGreen

TurnOnGreen revenues were up slightly for the year ended December 31, 2022 compared to the year ended December 31, 2021.

SMC

SMC revenues increased by $24.2 million due to the acquisition of SMC in June 2022.

BNI

Revenues from BNI’s cryptocurrency mining operations increased $13.2 million as we began to purchase Bitcoin mining equipment in 2021, which was primarily delivered in 2022, and increased our cryptocurrency mining activities.

AGREE

AGREE revenues increased $16.5 million as AGREE acquired four hotel properties on December 22, 2021 for $71.3 million, consisting of a 136-room Courtyard by Marriott, a 133-room Hilton Garden Inn and a 122-room Residence Inn by Marriott in Middleton, WI, as well as a 135-room Hilton Garden Inn in Rockford, IL.

Fintech

Revenues from our lending and trading activities increased to $36.6 million due to significant realized and unrealized gains in the current year period and unrealized losses in the prior year period from our investment portfolio. During the year ended December 31, 2022, Ault Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to Ault Lending in certain financing transactions. Revenue from lending and trading activities during the year ended December 31, 2022 included an approximate $2.5 million unrealized gain from our investment in Alzamend. Under its business model, Ault Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities during the year ended December 31, 2021 included significant unrealized losses from market price changes related to Alzamend. We recorded an unrealized losses of $12.7 million and $5.6 million related to our investment in Alzamend common stock during the years ended December 31, 2022 and 2021, respectively. Our investment in Alzamend will be revalued on each balance sheet date.

Revenues from our trading activities during the year ended December 31, 2022 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Energy

Energy revenues increased by $3.0 million primarily due to the acquisition of Circle 8 in December 2022 and our participation in drilling oil wells in 2022.

Gross Margins

Gross margins decreased to 41.7% for the year ended December 31, 2022, compared to 54.5% for the year ended December 31, 2021. Our gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 42% recognized during the year ended December 31, 2022 were impacted by the favorable margins from our lending and trading activities and negative margins from our BNI cryptocurrency mining segment due to the decline in the price of Bitcoin coupled with an increase in Bitcoin mining difficulty level. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the year ended December 31, 2022 and 2021 would have been 29% and 33%, respectively, with gross margins for the year ended December 31, 2022, slightly lower than our historical averages due to gross margins from SMC, which were 22%.

Research and Development

Research and development expenses increased by $0.7 million to $2.8 million for the year ended December 31, 2022, from $2.0 million for the year ended December 31, 2021. The increase in research and development expenses was due to product development efforts at TurnOnGreen and GIGA. GIGA research and development expense in 2022 includes $0.3 million from GIGA, which was acquired on September 8, 2022.

Selling and Marketing

Selling and marketing expenses were $29.4 million for the year ended December 31, 2022, compared to $7.8 million for the year ended December 31, 2021, an increase of $21.6 million, or 278%. The increase was the result of $18.9 million higher advertising and promotion costs at Ault Alliance, including $13.1 million related to an advertising sponsorship agreement as well as a $2.0 million increase in sales and marketing personnel and a $0.9 million increase in travel expense. The increase is also attributable to a $0.6 million increase in costs incurred at TurnOnGreen to grow our selling and marketing infrastructure related to our electric vehicle charger products as well as a $2.0 million increases in sales and marketing costs from SMC, which was acquired in June 2022.

General and Administrative

General and administrative expenses were $67.3 million for the year ended December 31, 2022, compared to $36.7 million for the year ended December 31, 2021, an increase of $30.6 million, or 84%. General and administrative expenses increased from the comparative prior period, mainly due to:

•	general and administrative costs of $5.8 million from our hotel operations, which were acquired in December 2021;
•	general and administrative costs of $5.1 million from SMC, which was acquired in June 2022;

•	general and administrative costs of $1.2 million from AVLP, which was acquired in June 2022;
•	general and administrative costs of $1.0 million from Circle 8, which was acquired in December 2022;
•	increased general and administrative costs of $1.4 million from Ault Disruptive, a SPAC which completed its IPO in December 2021;
•	increased general and administrative costs of $1.7 million from TurnOnGreen from higher rent expense and legal fees;
•	$2.9 million increase in the accrual of a performance bonus related to realized gains on trading activities during the period;
•	higher salaries of $1.8 million;
•	higher audit fees of $2.0 million;
•	increased costs of $2.8 million related to the Michigan data center and Bitcoin mining operations; and
•	increased corporate and Ault Lending legal fees of $2.5 million, including $0.7 million related to the efforts to acquire EYP, Inc.

Goodwill impairment

Impairment of SMC Goodwill

During the fourth quarter of 2022, SMC experienced adverse changes in business climate, a significant decline in sales and a drop in the trading price of its common stock.

Due to these factors, we determined that a triggering event had occurred, and therefore, performed a goodwill impairment assessment as of December 31, 2022. The valuation of the SMC reporting units was determined using a market approach with observable inputs, primarily based on the trading price of SMC’s common stock plus an estimated control premium of approximately 20%.

The results of the quantitative test indicated the fair value of the SMC reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $3.2 million carrying amount of SMC’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2022.

Impairment of GIGA Goodwill

During the fourth quarter of 2022, GIGA experienced a significant decline in sales and a drop in the trading price of its common stock.

Due to these factors, we determined that a triggering event had occurred, and therefore, performed a goodwill impairment assessment as of December 31, 2022. The valuation of the GIGA reporting units was determined using an income approach methodology of valuation.

The income approach is based on the projected cash flows discounted to their present value using discount rates that in our judgment consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach was also considered; however, the income approach was chosen as the Company determined it is a better representation of GIGA’s projected long-term performance.

The results of the quantitative test indicated the fair value of the GIGA reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $9.9 million carrying amount of GIGA’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2022.

Impairment of Deposit due to Vendor Bankruptcy Filing

On September 22, 2022, Compute North filed for bankruptcy protection. We had a deposit of approximately $2.0 million with Compute North for services yet to be performed by Compute North. The ultimate outcome of the bankruptcy process, and its impact on our deposit remains to be determined. We assessed this financial exposure and recorded an impairment of the deposit totaling $2.0 million during the year ended December 31, 2022. We have retained counsel to assist in this matter. We have removed the Bitcoin miners that were installed at the hosting facility in Texas.

Impairment of Bitcoin Mining Equipment

During the year ended December 31, 2022, adverse changes in business climate, including decreases in the price of Bitcoin and resulting decrease in the market price of miners, indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of our miners to be less than their net carrying value as of December 31, 2022, and an impairment charge of $79.6 million was recognized, decreasing the net carrying value of our Bitcoin mining equipment to their estimated fair value.

Realized Gain on Sale of Cryptocurrency

Realized gain on sale of cryptocurrency was $1.0 million for the year ended December 31, 2022, compared to $0 for the year ended December 31, 2021. Realized gain for the year ended December 31, 2022 related primarily to gains on the sale of Bitcoin by BNI.

Impairment of Mined Cryptocurrency

Impairment of mined cryptocurrency for the years ended December 31, 2022 and 2021 was $3.1 million and $0.4 million, respectively, attributable to the decline in Bitcoin values and increase in Bitcoin mined in 2022 as compared to 2021.

Loss From Operations

We recorded a loss from operations of $140.2 million for the year ended December 31, 2022, compared to a loss from continuing operations of $18.4 million for the year ended December 31, 2021. The change in operating results is attributable to the increase in operating expenses, primarily impairment of Bitcoin mining equipment, goodwill impairment, and increased operating expenses from companies recently acquired partially offset by the increase in revenue and gross margins.

Interest and Other Income

Interest and other income was $2.6 million for the year ended December 31, 2022, compared to $0.8 million for the year ended December 31, 2021. The increase in interest and other income is primarily due to income from Ault Disruptive from cash and marketable securities held in the trust account. Other income for the year ended December 31, 2022 included a $2.8 million gain related to remeasurement of our previously held ownership interest of SMC prior to the June 15, 2022 acquisition, based on the trading price of SMC common stock. In addition, other income for the year ended December 31, 2022 included a $2.7 million loss related to remeasurement of our previously held ownership interest of AVLP prior to the June 1, 2022 acquisition. Other income for the year ended December 31, 2021 included a $0.4 million gain related to the release of certain escrow funds related to the 2017 acquisition of Enertec.

Change in Fair Value of Equity Securities, Related Party

Change in fair value of equity securities, related party resulting from the warrant securities that we received as a result of our investment in AVLP was a loss of $7.8 million for the year ended December 31, 2021. In June 2022 we began consolidating the financial results of AVLP as we converted the principal amount under our convertible promissory notes issued to us by AVLP and accrued unpaid interest into common stock of AVLP increasing our common stock ownership of AVLP from less than 20% to approximately 92%.

Accretion of Discount on Note Receivable, Related Party

Accretion of discount on note receivable, related party was $4.2 million for the year ended December 31, 2021 due to the significant decline in the value of warrants in AVLP, accretion of the warrant discount was accelerated, resulting in a discount of $0 related to warrants issued in conjunction with the convertible promissory note of AVLP as of December 31, 2021.

Impairment of Debt Securities

During the year ended December 31, 2021 we impaired our debt securities as we noted a loss in value that was deemed other than temporary.

Interest Expense

Interest expense was $42.5 million for the year ended December 31, 2022, compared to $1.9 million for the year ended December 31, 2021. The increase in interest expense for the year ended December 31, 2022 was primarily related to the increase in our average level of borrowings during the year. The increase in interest expense in part relates primarily to the $66.0 million of Senior Notes issued in December 2021, which were fully paid in March 2022. Interest expense from these Senior Notes included the amortization of debt discount of $26.3 million from the issuance of warrants, a non-cash charge, and original issue discount, in connection with these Senior Notes.

Change in Fair Value of Marketable Equity Securities

Change in fair value of marketable equity securities was a loss of $2.1 million for the year ended December 31, 2022, compared to a loss of $1.3 million for the year ended December 31, 2021. The loss generated in the prior year period relates to an investment in marketable securities held by Microphase that was fully sold in the fourth quarter of 2021 as well as the loss on an investment in AVLP common stock.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $0 for the year ended December 31, 2022, compared to a gain of $0.9 million for the year ended December 31, 2021. The prior year gain on extinguishment of debt represents forgiveness of Paycheck Protection Program loans.

Realized (Loss) Gain on Marketable Securities

Realized loss on marketable securities was $0.4 million for the year ended December 31, 2022, compared to a gain of $1.9 million for the year ended December 31, 2021. Realized gains in the prior year period related to realized gains from an investment in marketable securities held by Microphase, a portion of which was sold during the year ended December 31, 2021.

Loss From Investment in Unconsolidated Entity

Loss from investment in unconsolidated entity was $0.9 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021, representing our share of losses from our equity method investment in AVLP prior to the June 1, 2022 acquisition.

Impairment of Equity Securities

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at December 31, 2022 were $11.5 million.

Gain on Bargain Purchase of Business

In connection with the acquisition of Circle 8, we recorded the $0.8 million excess of fair value of net assets acquired over consideration paid as a gain on bargain purchase.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was a loss of $17,000 for the year ended December 31, 2022, compared to a loss of $0.5 million for the year ended December 31, 2021. The fair value of warrant liabilities is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the consolidated statements of operations and comprehensive loss.

Net Loss

For the foregoing reasons, our net loss for the year ended December 31, 2022 was $189.8 million, compared to a net loss of $23.0 million for the year ended December 31, 2021.

Other Comprehensive (Loss) Income

Other comprehensive loss was $1.0 million compared to other comprehensive gain of $0.7 million for the years ended December 31, 2022 and 2021, respectively. The balance of other comprehensive income for both years was caused by foreign currency translation adjustments between our functional currency, the U.S. Dollar, and the British Pound and Israeli Shekel.

Liquidity and Capital Resources

On December 31, 2022, we had cash and cash equivalents of $10.5 million (excluding restricted cash of $3.6 million), compared to cash and cash equivalents of $15.9 million (excluding restricted cash of $5.3 million) at December 31, 2021. The decrease in cash and cash equivalents was primarily due the payment of debt and purchases of property and equipment partially offset by cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from notes payable and cash provided by operating activities.

Net cash provided by operating activities totaled $26.5 million for the year ended December 31, 2022, compared to net cash used in operating activities of $61.7 million for the year ended December 31, 2021. Cash provided by operating activities for the year ended December 31, 2022 included $79.0 million net cash provided by marketable securities from trading activities related to the operations of Ault Lending, partially offset by operating losses and changes in working capital.

Net cash used in investing activities was $158.6 million for the year ended December 31, 2022, compared to $333.5 million for the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2022 included $108.4 million of capital expenditures primarily related to Bitcoin mining equipment, $26.6 million for investments in equity securities, $11.1 million for the purchase of Circle 8, $8.2 million for the purchase of SMC and $3.7 million for the purchase of GIGA, net of cash received, partially offset by $11.7 million proceeds from the sale of marketable equity securities and $11.1 million principal payments received on loans receivable.

Net cash provided by financing activities was $124.1 million for the year ended December 31, 2022, compared to $397.9 million for the year ended December 31, 2021, and reflects the following transactions:

•	2022 Common ATM Offering – On February 25, 2022, we entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through the 2022 Common ATM Offering. During the year ended December 31, 2022, we sold an aggregate of 285.4 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $172 million. Net proceeds to us, after payment of commissions, were $168 million.

•	Public Offering of Series D Preferred Stock – On June 3, 2022, we announced the closing of our public offering of 144,000 shares of our Series D Preferred Stock at a price to the public of $25.00 per share. Gross proceeds from the offering were approximately $3.6 million, before deducting offering expenses. Net proceeds to us, after payment of commissions, non-accountable fees and offering expenses were $3.1 million.

•	2022 Preferred ATM Offering – On June 14, 2022, we entered into an At-The-Market equity offering program with Ascendiant Capital under which we may sell, from time to time, shares of our Series D Preferred Stock for aggregate gross proceeds of up to $46.4 million. As of December 31, 2022, we had sold an aggregate of 28,838 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $0.5 million.

•	December 2021 Secured Promissory Notes – On December 30, 2021, we entered into a securities purchase agreement with certain accredited investors providing for the issuance of Senior Notes that bore interest at 8% per annum with an aggregate principal face amount of $66.0 million. The Senior Notes were repaid in March 2022.

•	Margin Accounts Payable – During the year ended December 31, 2021, we entered into leverage agreements on certain brokerage accounts, whereby we borrowed $18.5 million. During the year ended December 31, 2022, net payments on the margin accounts payable were $17.7 million.

•	10% Secured Promissory Notes – On August 10, 2022, we, through our BNI subsidiary, entered into a note purchase agreement providing for the issuance of secured promissory notes with an aggregate principal face amount of $11.0 million and an interest rate of 10%. The purchase price (proceeds to us) for the secured promissory notes was $10.0 million. The secured promissory notes have a security interest in marketable securities, investments and certain Bitcoin mining equipment. The secured promissory notes are further secured by a guaranty provided by us, Ault Lending and Milton C. Ault, our Executive Chairman. The maturity date of the secured promissory notes is August 10, 2023. During the year ended December 31, 2022, we made $2.2 million in principal payments on the 10% secured promissory notes.

•	SMC Credit and Security Agreement with Fifth Third Bank – On October 14, 2022 SMC entered into a Credit and Security Agreement (the “Credit Agreement”) with Fifth Third Bank, National Association, as Lender (“Fifth Third”). The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15.0 million decreased to $7.5 million during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025. As of December 31, 2022, SMC was in default under the Credit Agreement due to non-compliance with the fixed charge coverage ratio covenant primarily due to the decrease in revenue for the three months ended December 31, 2022 and increased general and administrative expenses. To date, Fifth Third has not taken action to accelerate SMC’s obligations under the Credit Agreement and SMC is currently in negotiations with Fifth Third to obtain a waiver and renegotiate the fixed charge coverage ratio covenant. There can be no assurance that the negotiations will be successful and that Fifth Third will grant SMC a waiver or renegotiate the covenant.

•	Secured Debt Financing – On November 7, 2022, we and certain of our subsidiaries borrowed $18.9 million of principal amount of term loans (the “Loans”) from a group of institutional investors (the “Financing”). The Loans mature in 18 months, which may be extended to 24 months, accrue interest at the rate of 8.5% per annum and are secured by certain of our assets and the assets of our various subsidiaries. Starting in January 2023, the lenders have the right to require us to make monthly payments of $0.6 million, which will increase to $1.1 million in November 2023. The Loans were issued with an original issue discount of $1.89 million. The lenders received warrants to purchase approximately 4.5 million shares of our common stock, exercisable for four years at $0.45 per share and warrants to purchase another approximately 4.5 million shares of our common stock, exercisable for four years at $0.75 per share, subject to adjustment. On November 7, 2022, Ault Aviation used proceeds from the Loans to purchase a private aircraft for a total purchase price of $15.8 million. In addition, we and certain of our subsidiaries entered into various agreements as collateral for the repayment of the Loans, including (i) a security interest in certain Bitcoin mining equipment, (ii) a pledge of the membership interests of Third Avenue Apartments, LLC, our wholly owned subsidiary (“Third Apartments”), (iii) a pledge of the membership interests of Alliance Cloud Services, LLC, our wholly owned subsidiary (“Alliance Cloud”), (iv) a pledge of the membership interests of Ault Aviation, LLC, our wholly owned subsidiary (“Ault Aviation”), (v) a pledge in a segregated deposit account of $1.5 million of cash, (vi) a mortgage and security agreement by Third Avenue on the real estate property owned by Third Avenue in St. Petersburg, Florida, (vii) a future advance mortgage by Alliance Cloud on the real estate property owned by Alliance Cloud in Dowagiac, Michigan, and (viii) an aircraft mortgage and security agreement by Ault Aviation on the private aircraft purchased by Ault Aviation on November 7, 2022. The Loans are further secured by a guaranty provided by Ault Lending and Milton C. Ault, our Executive Chairman.

•	3% Secured Promissory Notes – On November 18, 2022, BNI entered into a note purchase agreement with two investors providing for the issuance of the 3% Secured Promissory Notes (“November Notes”). The November Notes have a principal face amount of $8,181,819 and bear interest at 3% per annum pursuant to the terms of the November Notes. The maturity date of the November Notes is May 18, 2023. When BNI sells the collateral related to the November Notes, BNI is required to make a payment towards the November Notes equal to 45% of the realized gains. After the November Notes have been repaid in full and until all of the collateral is sold, when BNI sells any remaining collateral, BNI is required to give the investors a profits participation interest equal to 45% of the realized gains. Pursuant to the note purchase agreement, BNI, Ault Lending and the Agent entered into security agreement pursuant to which BNI and Ault Lending granted to the investors a security interest in the related collateral.

•	Purchase of Treasury Stock – During the year ended December 31, 2022, Alpha Fund purchased 48.1 million shares of our common stock for $27.1 million and 91,184 shares of our Series D Preferred Stock for $2.2 million, accounted for as treasury stock as of December 31, 2022.

Financing Transactions Subsequent to December 31, 2022

Financing transactions subsequent to December 31, 2022 include the following:

2022 Common ATM Offering

During the period between January 1, 2023 through April 15, 2023, we sold an aggregate of 32.0 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $4.2 million.

2022 Preferred ATM Offering

During the period between January 1, 2023 through April 15, 2023, we sold an aggregate of 89,748 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $1.2 million.

We believe our current cash on hand is not sufficient to fund our planned operations through one year after the date the consolidated financial statements are issued. These factors create substantial doubt about our ability to continue as a going concern for at least one year after the date that our audited Consolidated Financial Statements are issued.

March 28, 2023 Security Purchase Agreement

On March 28, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), an aggregate of 100,000 shares of our preferred stock, with each such share having a stated value of $100.00 and consisting of (i) 83,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”), (ii) 1,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and (iii) 16,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock” and collectively, the “Preferred Shares”). The Preferred Shares will be convertible into shares of our common stock at the option of the holders and, in certain circumstances, by us.

Each share of Series E Preferred Stock and Series F Preferred Stock had a purchase price of $100.00, equal to each such share’s stated value. The purchase price of the Series E Preferred Stock and the Series F Preferred Stock was paid for by the Investors’ canceling outstanding secured promissory notes in the principal amount of $8.4 million, whereas the purchase price of the shares of Series G Preferred Stock consisted of accrued but unpaid interest on these notes, as well as for other good and valuable consideration. Each Preferred Share is convertible into shares of our common stock at a conversion price equal to 85% of the closing sale price of the common stock on the trading day prior to the date of conversion, subject to a floor price of $0.10.

Critical Accounting Policies

Business Combination

We allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired customer relations, technology, trade names and know how are recognized at fair value. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. We include the results of operations of the business that we have acquired in our consolidated results prospectively from the date of acquisition.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective.

A material weakness is a control deficiency (within the meaning of the PCAOB Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting, fair value estimates and analysis of financial instruments for proper classification in the consolidated financial statements, in a timely manner.

2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

3.	Our primary user access controls (i.e., provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes.

4.	The Company did not design and/or implement user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses, specifically relating to user access and change management surrounding our IT systems and applications. Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing design and documentation related to both user access and change management processes and control activities; and (ii) developing and communicating additional policies and procedures to govern the area of IT change management. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

No applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III (1)	53	Executive Chairman of the Board	2017
William B. Horne (1)	54	Chief Executive Officer, Vice Chairman and Director	2016
Henry Nisser (1)	54	President, General Counsel and Director	2019
Kenneth S. Cragun (1)	62	Chief Financial Officer	2020
Robert O. Smith	78	Lead Independent Director	2016
Moti Rosenberg	75	Director	2015
Jeffrey A. Bentz	63	Director	2018
Howard Ash	63	Director	2020

(1)	Executive Officer.

Each of the directors named above will serve until the next annual meeting of our stockholders or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Milton C. Ault, III

On January 19, 2021, Mr. Ault resigned as Chief Executive Officer and was appointed as the Executive Chairman of the Board. On December 28, 2017, Mr. Ault was appointed Chief Executive Officer. On March 16, 2017, Mr. Ault was appointed Executive Chairman of the Board. Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Mr. Ault has served as Executive Chairman of SMC, a Nasdaq listed company that is the worldwide leader in consumer karaoke products, since April 2023. Mr. Ault has served as the Chairman of the Board of ADTC, an NYSE listed Special Purpose Acquisition Company, or SPAC, since its incorporation in February 2021. On February 25, 2016, Mr. Ault founded Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease and has served as its Chairman until its IPO, when he became Alzamend’s Chairman Emeritus and a consultant. Mr. Ault has served as Chairman and Chief Executive Officer of Ault & Company, Inc., a Delaware holding company, since December 2015, and as Chairman of Avalanche International Corp., a publicly traded Nevada company and a “voluntary filer,” which as such is not required to file periodic reports, since September 2014. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Throughout his career, Mr. Ault has consulted for publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses. We believe that Mr. Ault’s business background demonstrates he has the qualifications to serve as one of our directors and as Executive Chairman.

William B. Horne

Mr. Horne has served as a member of our Board since October 2016. On January 19, 2021, Mr. Horne resigned as President and was appointed as the Chief Executive Officer. On August 19, 2020, Mr. Horne resigned as our Chief Financial Officer and was appointed as our President. He was appointed as our Chief Financial Officer on January 25, 2018. Prior to his appointment as our Chief Financial Officer, Mr. Horne served as one of our independent directors. Mr. Horne has served on the board of directors of GIGA, an OTCQB listed company that provides purpose-built electronic technology solutions for defense and other mission critical applications, since September 2022. He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. (OTCBB: TRGM) from August 2013 to May 2019. Mr. Horne has served as the Chief Executive Officer and on the board of directors of ADTC, an NYSE listed SPAC, since its incorporation in February 2021. Mr. Horne is a director and Chief Financial Officer of Avalanche International, Corp., a “voluntary filer” under the Exchange Act. Mr. Horne has served on the board of directors of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease, since June 1, 2016 and became its Chairman of the board upon consummation of its IPO. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Henry Nisser

Mr. Nisser has served as a member of our Board since September 17, 2020 and was appointed as our Executive Vice President and General counsel on May 1, 2019. On January 19, 2021, Mr. Nisser resigned as Executive Vice President and was appointed as our President. Mr. Nisser has served on the board of directors of SMC, a Nasdaq listed company that is the worldwide leader in consumer karaoke products, since April 2023. Mr. Nisser has served as the President, General Counsel and on the board of directors of BMI, a Nasdaq listed company that operates the BitNile.com metaverse platform, since March 2023. Mr. Nisser is the Executive Vice President and General Counsel of Avalanche International, Corp., a “voluntary filer” under the Exchange Act. Mr. Nisser has served as the President, General Counsel and on the board of directors of ADTC, an NYSE listed SPAC, since its incorporation in February 2021. Mr. Nisser has served on the board of directors of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease, since September 1, 2020 and has served as its Executive Vice President and General Counsel since May 1, 2019. From October 31, 2011 through April 26, 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP (“SRF”), a law firm based in New York City. While with SRF, his practice was concentrated in national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser drafted and negotiated a variety of agreements related to reorganizations, share and asset purchases, indentures, public and private offerings, tender offers and going private transactions. Mr. Nisser also represented clients’ special committees established to evaluate M&A transactions and advised such committees’ members with respect to their fiduciary duties. Mr. Nisser is fluent in French and Swedish as well as conversant in Italian. Mr. Nisser received his B.A. from Connecticut College in 1992, where he majored in International Relations and Economics. He received his LLB from the University of Buckingham School of Law in 1999. We believe that Mr. Nisser’s extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies give him the qualifications and skills to serve as one of our directors.

Kenneth S. Cragun

Mr. Cragun was appointed as our Chief Financial Officer on August 19, 2020. Prior to his appointment as Chief Financial Officer, Mr. Cragun served as our Chief Accounting Officer since October 1, 2018. Mr. Cragun has served as the Chief Financial Officer of ADTC, an NYSE listed SPAC, since its incorporation in February 2021. Mr. Cragun has been the Chief Financial Officer of Alzamend Neuro, Inc., a development stage entity seeking to prevent, treat and cure Alzheimer’s Disease, since October of 2018. He served as a CFO Partner at Hardesty, LLC, a national executive services firm since October 2016. His assignments at Hardesty included serving as CFO of CorVel Corporation, a $1.1 billion market cap publicly traded company (NASDAQ: CRVL) and a nationwide leader in technology driven, healthcare-related, risk management programs and of RISA Tech, Inc. a private structural design and optimization software company. Mr. Cragun was also CFO of two NASDAQ-listed companies, Local Corporation, from April 2009 to September 2016, which operated Local.com, a U.S. top 100 website, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun has served on the board of directors and is the chairman of the audit committee of Verb Technology Company, Inc., a Nasdaq listed software-as-a-service applications platform developer, since September 2018, and also sits on the board of directors of SMC, a Nasdaq listed company that is the worldwide leader in consumer karaoke products, since July 2022. Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo. Mr. Cragun’s industry experience is vast, with extensive experience in fast-growth environments and building teams in more than 20 countries. Mr. Cragun has led multiple financing transactions, including IPOs, PIPEs, convertible debt, term loans and lines of credit.

Robert O. Smith

Mr. Smith serves as our lead independent director. Previously, he served as a member of our Board from November 2010 until May 2015, and served as a member of our Advisory Board from 2002 until 2015. He is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. Mr. Smith has served on the board of directors of GIGA, an OTCQB listed company that provides purpose-built electronic technology solutions for defense and other mission critical applications, since September 2022. Mr. Smith has served on the board of directors of ADTC, an NYSE listed SPAC, since its IPO in December 2021. From 2004 to 2007, he served on the board of directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of our Board. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of their Compower/Boschert Division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University. We believe that Mr. Smith’s executive-level experience, including his previous service as our President, Chief Executive Officer and Chairman of our Board, his extensive experience in the accounting industry, and his service on our Board from November 2010 until May 2015, give him the qualifications and skills to serve as one of our directors.

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

Jeffrey Bentz

Mr. Bentz serves as one of our independent directors. Mr. Bentz is an experienced businessman who served between 1994 and 2022 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services, and heavy equipment operations. Mr. Bentz has served on the board of directors of GIGA, an OTCQB listed company that provides purpose-built electronic technology solutions for defense and other mission critical applications, since September 2022. Mr. Bentz has served on the board of directors of ADTC, an NYSE listed SPAC, since its IPO in December 2021. He also has served as a director and advisor to several private companies and agencies. Mr. Bentz obtained a B.A. in Business and Finance from Western Washington University in 1981. We believe that Mr. Bentz’s executive-level experience, including his operational and financial oversight of companies with multiple profit centers and his extensive experience in the real estate and commercial services industries give him the qualifications and skills to serve as one of our directors.

Howard Ash

Mr. Ash serves as one of our independent directors. Mr. Ash is an accomplished executive with extensive experience in business and finance, who served as CEO, COO and CFO to a variety of high profile, international companies. Mr. Ash continues to serve as Chairman of Claridge Management since 2000. Mr. Ash was a director of Net Element, Inc. (NASDAQ-NETE) from June 13, 2016 through July 13, 2020, serving as Chairman of both the Audit and Compensation committees, as well as the Nominating and Governance Committees during his tenure. He served as Chief Operating Officer of BioCard Corporation from 1997 to 2007. He served as Chief Operating Officer of CITA Americas, Inc. from 1996 to 1997. Mr. Ash served as Chief Executive Officer of IEDC Marketing, Inc. from 1992 to 1996. He held a CFO/Chief Strategist position at Abrams, Ash & Associates from 1990 to 1992. Mr. Ash currently serves on the Advisory Board of the U.K. based E2Exchange, the Institute of Entrepreneurs, since 2011, and is the only non-UK citizen holding that position. Mr. Ash served from 2009 to 2014 in a senior development and strategic capacity for One Laptop Per Child, a global NGO created to provide educational opportunities providing laptops to the world’s poorest children. Prior Chairmanships include the 2009 through 2012 term for the Sturge Weber Foundation, a non-profit organization dedicated to curing this rare but fatal syndrome affecting children. Previously, Mr. Ash was an Advisory Board Member to Edge Global Investment Limited which forged a strategic partnership with the Africa Forum, consisting of 37 former Heads of State and Government. Mr. Ash started an interest-free micro-loan society in 1987 that has provided more than $15 million in micro-loans throughout the U.S. and Israel. In 1999, Mr. Ash founded the Circle of Life Resource Center, Inc., a food bank in Miami, Florida that feeds several hundred families per week. Mr. Ash earned a Bachelor of Commerce degree, with Honors in Accounting and Law from the University of Witwatersrand (South Africa) in 1980. We believe that Mr. Ash’s extensive experience as a business and finance executive and member of multiple oversight bodies, give him the qualification and skills to serve as one of our directors.

Corporate Governance

Our Board is currently composed of seven members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may, from time to time, establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at https://www.ault.com.

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

Nominating and Governance Committee

Messrs. Smith, Ash and Rosenberg currently comprise the Nominating and Governance Committee of our Board. Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the NYSE American. Mr. Smith serves as Chairman of the Nominating and Governance Committee.

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

Our Executive Committee acts as the underwriting committee for Ault Lending and approves all lending transactions. Under its business model, Ault Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. Ault Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to Ault Lending in any particular financing. Ault Lending’s activities are more fully described elsewhere in this Annual Report; see page 10.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Executive officers, directors and ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the current fiscal year and the year ended December 31, 2022, all such filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled with the following exception: During the fiscal year of 2022, Messrs. Rosenberg, Bentz, Smith and Bentz inadvertently filed 3, 2, 1 and 1, respectively, late Form 4s, each by one day.

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions. The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at https://www.ault.com. We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K. Upon request to our President, Henry Nisser, we will provide without charge, a copy of our Code of Ethical Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2022 and 2021, by our principal executive officer. Because we are a Smaller Reporting Company, we only have to report information of our principal executive officer and our two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)
Milton C. Ault, III	2022	400,000	1,716,667	-	-	47,310	2,163,976
Executive Chairman of the Board (3)	2021	400,000	821,667	1,632,000	1,301,440	39,918	4,195,025
William B. Horne	2022	300,000	1,812,500	-	-	49,664	2,162,164
Chief Executive Officer (4)	2021	300,000	617,500	1,632,000	1,301,440	41,798	3,892,738
Henry C. Nisser	2022	300,000	912,000	-	-	25,832	1,238,332
President and General Counsel (5)	2021	225,000	217,500	1,632,000	1,301,440	18,800	3,469,740

(1)	The values reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options and stock awards to our named executive officer in the years shown.
(2)	The amounts in “All Other Compensation” consist of health insurance benefits, vehicle allowance, long-term and short-term disability insurance benefits, and 401K matching amounts.
(3)	Mr. Ault was appointed as our Executive Chairman of the Board on January 19, 2021. Prior to that time, he was our Chief Executive Officer.
(4)	Mr. Horne was appointed as our Chief Executive Officer on January 19, 2021. Prior to that time, he was our President.
(5)	Mr. Nisser was appointed as our President on January 19, 2021.

Employment Agreements

Milton C. Ault, III

On June 17, 2018, the Company entered into a ten year executive employment agreement with Milton C. Ault, III, to serve as Chief Executive Officer of the Company.  On January 19, 2021, Mr. Ault was appointed as Executive Chairman of the Company. For his services, Mr. Ault will be paid a base salary of $400,000 per annum (the “Base Salary”).

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

William B. Horne

On January 25, 2018, we entered into an employment agreement with William Horne to serve as Chief Financial Officer and Executive Vice President of the Company and its subsidiaries for an initial term through September 30, 2022, which automatically renews thereafter for successive one-year terms unless either party provides written notification at least four months prior to the end of a term of their desire to terminate.  For 2022, Mr. Horne’s base salary was $300,000 per annum. Mr. Horne is eligible to receive an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Company’s compensation committee.

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

Henry Nisser

On April 12, 2019, the Company entered into an employment agreement (the “Agreement”) with Henry Nisser to serve as General Counsel and Executive Vice President of the Company and its subsidiaries for an initial term through May 1, 20223 which automatically renews thereafter for successive one-year terms unless either party provides written notification at least four months prior to the end of a term of their desire to terminate. The effective date of the Agreement was May 1, 2019. For 2022, Mr. Nisser’s base salary was $300,000 per annum (the “Base Salary”).

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

Advisory Vote on Executive Compensation

At the annual meeting of stockholders on November 23, 2022, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. An advisory vote on executive compensation is held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2022 to the named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Milton C. Ault, III	200,000 199,726	- 200,274	- 200,274	1.79 2.55	9/17/2030 4/26/2031
William B. Horne	200,000 199,726	- 200,274	- 200,274	1.79 2.55	9/17/2030 4/26/2031
Henry C. Nisser	200,000 199,726	- 200,274	- 200,274	1.79 2.55	9/17/2030 4/26/2031

Director Compensation

The Company pays each independent director an annual base amount of $45,000 annually, other than Messrs. Smith and Ash, who each receive a base amount of $55,000 annually due to the additional services provided by Mr. Smith as a lead independent director and Mr. Ash as Audit Committee Chairman. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided are significantly above what was anticipated. In addition, independent directors are eligible, at the Board’s discretion, to receive a bonus.

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2022:

	Fees earned or	Stock	Option	All other
Name	paid in cash ($)	awards ($)	awards ($)	compensation ($)(1)	Total ($)
Robert O. Smith	55,000	—	—	215,000	270,000
Jeffrey A. Bentz	45,000	—	—	215,000	260,000
Mordechai Rosenberg	45,000	—	—	190,000	235,000
Howard Ash	55,000	—	—	190,000	245,000

(1)	Consists of cash bonus payments made to each independent director.

Stock Incentive Plans

On December 28, 2018, the stockholders approved the 2018 Stock Incentive Plan (as amended on May 5, 2019), which amendment was approved by the stockholders on July 19, 2019, the “2018 Stock Incentive Plan”), under which options to acquire up to 175,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants. The 2018 Stock Incentive Plan is in addition to the Company’s (i) 2017 Stock Incentive Plan, under which options to acquire up to 2,500 shares of common stock may be granted to the Company's directors, officers, employees and consultants, (ii) 2016 Stock Incentive Plan, under which options to acquire up to 5,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants, (iii) 2012 Stock Option Plan, as amended, which provides for the issuance of a maximum of 1,716 shares of common stock to be offered to the Company’s directors, officers, employees, and consultants, (iv) 2021 Stock Incentive Plan, under which 7.5 million stock options, restricted stock, stock appreciation rights, restricted stock units, and other stock-based compensation. be granted to the Company's directors, officers, employees and consultants, (v) 2021 Employee Stock Purchase Plan, intended to assist our employees in acquiring share ownership up to an aggregate of 980,000 shares of common stock, and (vi) 2022 Stock Incentive Plan, under which 75 million stock options, restricted stock, stock appreciation rights, restricted stock units, and other stock-based compensation. be granted to the Company's directors, officers, employees and consultants (collectively the “Plans”).

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

As of December 31, 2022, options to purchase 3,160,844 shares of common stock were issued and outstanding, and 78,076,774 shares are available for future issuance under the Plans.

401(k) Plans

Ault Alliance, TurnOnGreen and Microphase have adopted tax-qualified employee savings and retirement plan, or 401(k) plans, which generally covers all of their full-time employees. Pursuant to the 401(k) plans, eligible employees may make voluntary contributions to the plan up to a maximum of pursuant to the current Internal Revenue Code limits. The Microphase 401(k) plan permits, but does not require, matching contributions by them on behalf of plan participants. The Ault Alliance and TurnOnGreen 401(k) plans, includes matching contributions at the rate of (1) $1.00 for each $1.00 contributed, up to 3% of the base salary and (2) $0.50 for each $1.00 contributed thereafter, up to 5% of the base salary and permits discretionary contributions. The 401(k) plans are intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by the Company when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

Effective January 1, 2001, SMC adopted a voluntary 401(k) plan. All SMC employees with at least one year of service are eligible to participate in the 401(k) plan. SMC makes a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of April 17, 2023 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of April 17, 2023, there were 415,746,694 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 17, 2023 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws.

Name and address of beneficial owner	Number of shares beneficially owned		Approximate percent of class
Greater than 5% Beneficial Owners:
Ault Alpha LP	50,000,000	(2)	12.03%
Ault & Company, Inc.	52,666,882	(3)	12.64%
Directors and Officers: (1)
Milton Ault, III	53,960,007	(4)	12.93%
William Horne	1,086,639	(5)	*
Henry Nisser	1,089,583	(6)	*
Ken Cragun	426,042	(7)	*
Robert Smith	330,000	(8)	*
Mordechai Rosenberg	350,000	(9)	*
Jeffrey A. Bentz	350,000	(9)	*
Howard Ash	300,000	(10)	*
All directors and executive officers as a group (eight persons)	57,892,271		13.81%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Ault Alliance, Inc., 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Percent of class refers to percentage of class beneficially owned as the term “beneficial ownership” is defined in Rule 13d-3 under the Exchange Act and is based upon the 415,746,694 shares of Common Stock outstanding as of the Record Date.

(2)	Includes 50,000,000 shares of Common Stock.

(3)	Includes (i) 1,658,916 shares of Common Stock, (ii) 94 shares of Common Stock underlying currently exercisable warrants, (iii) 1,000,000 shares of Common Stock purchasable pursuant to a Securities Purchase Agreement entered into on June 11, 2021 with Ault Alliance, (iv) 50,000,000 shares of Common Stock held by Ault Alpha LP (“AA”), (v) 3,408 shares of Common Stock held by Philou Ventures, LLC (“Philou Ventures”), (vi) 2,232 shares of Common Stock underlying currently exercisable warrants held by Philou Ventures, and (vii) 2,232 shares of Common Stock issuable upon the conversion of 125,000 shares of Series B Preferred Stock held by Philou Ventures. Ault Alpha GP LLC (“Ault GP”) and Ault Capital Management LLC (“AC Management”) are the general partner and investment manager of AA, respectively. Ault & Company, Inc. (“A&C”) is the Manager of Philou Ventures. Mr. Ault is the Chief Executive Officer of A&C. Mr. Ault is the Manager of Ault GP and AC Management

(4)	Includes (i) 809,792 shares of Common Stock, (ii) 483,333 shares of Common Stock underlying stock options that are exercisable within 60 days of the Record Date, (iii) 50,000,000 shares of Common Stock held by AA, (iv) 1,658,916 shares of Common Stock held by A&C, (v) 94 shares of Common Stock underlying warrants that are exercisable within 60 days of the Record Date held by A&C, (vi) 1,000,000 shares of Common Stock purchasable pursuant to a Securities Purchase Agreement entered into on June 11, 2021 between A&C and Ault Alliance, (vii) 3,408 shares of Common Stock held by Philou Ventures, (viii) 2,232 shares of Common Stock underlying warrants that are exercisable within 60 days of the Record Date held by Philou Ventures, and (ix) 2,232 shares of Common Stock issuable upon the conversion of 125,000 shares of Series B Preferred Stock held by Philou Ventures. Ault GP and AC Management are the general partner and investment manager to AA, respectively. A&C is the Manager of Philou Ventures. Mr. Ault is the Chief Executive Officer of A&C. Mr. Ault is the Manager of Ault GP and AC Management.

(5)	Includes (i) 603,306 shares of Common Stock and (ii) 483,333 shares of Common Stock underlying stock options that are exercisable within 60 days of the Record Date.

(6)	Includes (i) 606,250 shares of Common Stock and (ii) 483,333 shares of Common Stock underlying stock options that are exercisable within 60 days of the Record Date.

(7)	Includes (i) 200,000 shares of Common Stock and (ii) 226,042 shares of Common Stock underlying stock options that are exercisable within 60 days of the Record Date.

(8)	Includes (i) 130,000 shares of Common Stock and (ii) 200,000 shares of Common Stock underlying stock options that are exercisable within 60 days of the Record Date.

(9)	Includes (i) 150,000 shares of Common Stock and (ii) 200,000 shares of Common Stock underlying stock options that are exercisable within 60 days of the Record Date.

(10)	Includes (i) 100,000 shares of Common Stock and (ii) 200,000 shares of Common Stock underlying stock options that are exercisable within 60 days of the Record Date.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2022.

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,160,844	2.49	78,076,774
Equity compensation plans not approved by stockholders	2,650,000	2.31	-
Total	5,810,844	2.40	78,076,774

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On June 27, 2022, AVLP exchanged the term note it had issued to Ault Alpha for a 10% senior secured convertible note in the principal face amount of $3.8 million due June 15, 2024 (the “Ault Alpha Note”). The Ault Alpha Note is convertible, subject to adjustment, at $0.50 per share. AVLP also issued Ault Alpha a warrant to purchase an aggregate of 1,617,647 shares of Avalanche common stock at an exercise price of $0.50. Pursuant to a security agreement entered into by Avalanche and Ault Alpha, as amended by an intercreditor agreement entered into by and among the foregoing parties, our company and certain other persons, Ault Alpha has a second priority interest in AVLP’s assets securing the repayment of the Ault Alpha Note.

On July 11, 2022, AVLP issued us a 10% senior secured convertible note in the principal face amount of $3.0 million due July 10, 2024 (the “AVLP Note”). The AVLP Note is convertible, subject to adjustment, at $0.50 per share. AVLP also issued us warrants to purchase an aggregate of 41.0 million shares of Avalanche common stock at an exercise price of $0.50. Pursuant to a security agreement entered into by Avalanche and Ault Alpha, as amended by an intercreditor agreement entered into by and among the foregoing parties, our company and certain other persons, we have a first priority interest in AVLP’s assets securing the repayment of the AVLP Note.

On June 1, 2022, we converted the entire principal and accrued interest on the Prior AVLP Note into an aggregate of 51.9 million shares of common stock of Avalanche, representing approximately 90.2% of Avalanche’s issued and outstanding shares of common stock. There is currently no liquid market for the Avalanche common stock. Consequently, even if we were inclined to sell such shares of common stock on the open market, our ability to do so would be severely limited. Avalanche is not current in its filings with the Commission and is not required to register the shares of its common stock underlying the Prior AVLP Note or any other loan arrangement we have made with Avalanche described above.

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

Ault Alpha

Ault Alpha is an affiliate of our company. See immediately above for its involvement with respect to the Third Party Note. As of December 31, 2022, Ault Alpha had purchased 50 million shares of our common stock at an average price of $0.55.

Director Independence

	Independent	Audit Committee	Nominating and Governance Committee	Compensation Committee
Director
Milton C. Ault III	No
William B. Horne	No
Henry Nisser	No
Robert O. Smith	Yes	X	C	X
Howard Ash	Yes	C	X
Jeffrey A. Bentz	Yes	X		C
Mordechai Rosenberg	Yes		X	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP served as our independent registered public accounting firm for the years ended December 31, 2022 and 2021. Ziv Haft, a BDO Member Firm, served as the independent registered public accounting firm of Enertec for the years ended December 31, 2022 and 2021.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Marcum LLP and Ziv Haft for the years ended December 31, 2022 and 2021:

	2022	2021
Audit Services	$3,280,000	$1,293,000
Audit Related Services	—	—
Tax Services	—	—
All Other Services	—	—
Total	$3,280,000	$1,293,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2022 and 2021, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2022 and 2021, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.6	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.7	Form of Amended & Restated Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 3.1 thereto.
3.8	Bylaws effective as of August 13, 2020. Incorporated by reference to the Current Report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.9	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
3.10	Amended and Restated Bylaws of BitNile Holdings, Inc., effective as of November 2, 2021. Incorporated by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.1 thereto.
3.11	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.12	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.13	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.14	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.15	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 3.1 thereto.
3.16	Certificate of Elimination of the Series C convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated by reference to the Current Report on Form 8-K filed on January 27, 2023 as Exhibit 3.1 thereto.
3.17	Certificate of Designation of Series E Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 3.1 thereto.
3.18	Certificate of Designation of Series F Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 3.2 thereto.
3.19	Certificate of Designation of Series G Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 3.3 thereto.
4.1	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 4.1 thereto.
4.2	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 4.1 thereto.

Exhibit Number	Description

4.3	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 4.1 thereto.
4.4	Form of Common Stock Purchase Warrant, dated July 27, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 4.1 thereto.
4.5	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.1 thereto.
4.6	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.2 thereto.
4.7	Form of Common Stock Purchase Warrant, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.3 thereto.
4.8	Form of Common Stock Purchase Warrant, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 4.1 thereto.
4.9	Common Stock Purchase Warrant issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 4.1 thereto.
4.10	Convertible Promissory Note issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.2 thereto.
4.11	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 4.1 thereto.
4.12	Form of Common Stock Purchase Warrant, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 4.1 thereto.
4.13	Form of Common Stock Purchase Warrant, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 4.1 thereto.
4.14	Form of Series A Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.1 thereto.
4.15	Form of Series B Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.16	Form of Series A Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.17	Form of Series B Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.3 thereto.
4.18	Form of Underwriter’s Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2019 as Exhibit 4.3 thereto.
4.19	Form of Common Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K/A filed on April 4, 2019 as Exhibit 4.1 thereto.
4.20	Form of Convertible Promissory Note, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 4.1 thereto.
4.21	Form of Warrant, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 4.2 thereto.
4.22	Form of Warrant, dated as of May 28, 2020. Incorporated by reference to the Current Report on Form 8-K filed on May 29, 2020 as Exhibit 4.3 thereto.
4.23	Form of Warrant, dated June 26, 2020. Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2020 as Exhibit 4.2 thereto.
4.24	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on July 17, 2020 as Exhibit 4.2 thereto.
4.25	Form of Warrant, dated October 22, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2020 as Exhibit 4.2 thereto.
4.26	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.3 thereto.
4.27	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.4 thereto.
4.28	Form of Warrant issued to Esousa Holdings, LLC, dated November 19, 2020. Incorporated by reference to the Current Report on Form 8-K filed on November 20, 2020 as Exhibit 4.3 thereto.
4.29	Form of Senior Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.1 thereto.
4.30	Form of Subordinated Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.2 thereto.
4.31	Form of Note, dated December 15, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 16, 2021 as Exhibit 4.1 thereto.

Exhibit Number	Description

4.32	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on December 22, 2021 as Exhibit 4.1 thereto.
4.33	Form of Note, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.1 thereto.
4.34	Form of Class A Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.2 thereto.
4.35	Form of Class B Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.3 thereto.
4.36	Form of Amendment to Class B Warrant. Incorporated by reference to the Current Report on Form 8-K filed on January 21, 2022 as Exhibit 10.2 thereto.
4.37	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 4.1 thereto.
4.38	Form of Class A Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.1 thereto.
4.39	Form of Class B Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.2 thereto.
4.40	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 4.1 thereto.
4.41**	Description of Capital Stock.
10.1	Loan and Security Agreement between the Company and Avalanche International Corp., dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.1 thereto.
10.2	Amendment to MTIX Limited Purchase Order Number 2121. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 10.2 thereto.
10.3	At-The-Market Issuance Sales Agreement, dated January 22, 2021, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2021 as Exhibit 10.1 thereto.
10.4	Amendment No. 1 dated February 17, 2021 to At-The-Market Issuance Sales Agreement, dated January 22, 2021, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 17, 2021 as Exhibit 10.1 thereto.
10.5	Amendment No. 2 dated March 5, 2021 to At-The-Market Issuance Sales Agreement, dated January 22, 2021, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on March 5, 2021 as Exhibit 10.1 thereto.
10.6	Termination Agreement, dated December 31, 2020. Incorporated by reference to the Current Report on Form 8-K filed on January 4, 2021 as Exhibit 10.1 thereto.
10.7	Form of Securities Purchase Agreement, dated June 10, 2021. Incorporated by reference to the Current Report on Form 8-K filed on June 15, 2021 as Exhibit 10.1 thereto.
10.8*	Executive Employment Agreement with Christopher K. Wu dated June 22, 2021. Incorporated by reference to the Current Report on Form 8-K filed on June 23, 2021 as Exhibit 10.1 thereto.
10.9*	2021 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix B thereto.
10.10*	2021 Employee Stock Purchase Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix C thereto.
10.11*	Form of Stock Option Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.3 thereto.
10.12*	Form of Restricted Stock Unit Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.4 thereto.
10.13	Form of Non-Fixed Price Sales and Purchase Agreement, by and between Ault Alliance, Inc. and Bitmain Technologies Limited, dated September 12, 2021. Incorporated by reference to the Current Report on Form 8-K filed on September 15, 2021 as Exhibit 10.1 thereto.
10.14	Form of Non-Fixed Price Sales and Purchase Agreement, by and between Ault Alliance, Inc. and Bitmain Technologies Limited. Incorporated by reference to the Current Report on Form 8-K filed on November 17, 2021 as Exhibit 10.1 thereto.
10.15	Form of Non-Fixed Price Sales and Purchase Agreement, by and between Ault Alliance, Inc. and Bitmain Technologies Limited. Incorporated by reference to the Current Report on Form 8-K filed on November 18, 2021 as Exhibit 10.1 thereto.
10.16	Form of Note Purchase Agreement, dated December 15, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 16, 2021 as Exhibit 10.1 thereto.
10.17	Form of Note Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 22, 2021 as Exhibit 10.1 thereto.
10.18	Form of Construction Loan Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.1 thereto.

Exhibit Number	Description

10.19	Form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.2 thereto.
10.20	Form of Assignment of Leases, Rents and Profits. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.3 thereto.
10.21	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.4 thereto.
10.22	Share Exchange Agreement dated as of December 27, 2021 by and among Giga-tronics Incorporated, BitNile Holdings, Inc. and Gresham Worldwide, Inc. Incorporated by reference to the Current Report on Form 8-K filed on December 28, 2021 as Exhibit 10.1 thereto.
10.23	Form of Securities Purchase Agreement, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.1 thereto.
10.24	Form of Security Agreement, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.2 thereto.
10.25	Form of A&C Guaranty, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.3 thereto.
10.26	Form of Subsidiary Guaranty, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.4 thereto.
10.27	Form of Contract of Sale. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.1 thereto.
10.28	At-The-Market Issuance Sales Agreement, dated February 25, 2022, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2022 as Exhibit 10.1 thereto.
10.29	Form of Asset Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on April 25, 2022 as Exhibit 10.1 thereto.
10.30	Form of Senior Secured Superpriority Debtor-in-Possession Financing Term Sheet. Incorporated by reference to the Current Report on Form 8-K filed on April 25, 2022 as Exhibit 10.2 thereto.
10.31	At-The-Market Issuance Sales Agreement, dated June 14, 2022, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 10.1 thereto.
10.32	Form of Note Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.1 thereto.
10.33	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.2 thereto.
10.34	Form of Subsidiary Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.3 thereto.
10.35	Form of Parent Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.4 thereto.
10.36	Form of Master Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2022 as Exhibit 10.1 thereto.
10.37+	Form of Order Form. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2022 as Exhibit 10.2 thereto.
10.38*	2022 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 23, 2022 as Annex B thereto.
10.39	Form of Loan and Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 10.1 thereto.
10.40	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 10.2 thereto.
10.41	Form of the Third Avenue Pledge. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 10.3 thereto.
10.42	Form of the Alliance Cloud Pledge. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 10.4 thereto.
10.43	Form of the Ault Aviation Pledge. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 10.5 thereto.
10.44	Form of the Account Pledge. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 10.6 thereto.
10.45	Form of the Florida Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 10.7 thereto.
10.46	Form of the Michigan Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 10.8 thereto.
10.47	Form of the Aircraft Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 10.9 thereto.

Exhibit Number	Description

10.48	Asset Purchase Agreement, dated as of November 17, 2022, by and among Circle 8 Crane Services LLC, and Circle 8 Newco LLC. Schedules and exhibits to this document are omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. Incorporated by reference to the Current Report on Form 8-K filed on November 18, 2022 as Exhibit 2.1 thereto.
10.49+	Form of Master Service Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 7, 2022 as Exhibit 10.1 thereto.
10.50	Form of Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 10.1 thereto.
10.51	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 10.2 thereto.
10.52	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 10.3 thereto.
10.53	Form of Amended and Restated Amendment to Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2023 as Exhibit 10.4 thereto.
10.54	Form of Share Exchange Agreement, entered into February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.1 thereto.
10.55	Form of Series B Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.2 thereto.
10.56	Form of Series C Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.3 thereto.
10.57	Form of Securities Purchase Agreement among the registrant and the Investors, dated March 28, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 10.1 thereto.
10.58	Form of Side Letter among the registrant and the Investors, dated March 28, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 10.2 thereto.
21**	List of subsidiaries.
23.1**	Consent of Marcum LLP.
23.2**	Consent of Ziv Haft, BDO member firm.
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
+	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and is the type that the registrant treats as private or confidential. A copy of omitted information will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 17, 2023

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

April 17, 2023	/s/ Milton C. Ault, III
Milton C. Ault, III, Executive Chairman of the Board

April 17, 2023	/s/ William B. Horne
William B. Horne, Chief Executive Officer and Director

April 17, 2023	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

April 17, 2023	/s/ Howard Ash
Howard Ash, Director

April 17, 2023	/s/ Robert O. Smith
Robert O. Smith, Director

April 17, 2023	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 17, 2023	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

ITEM 8.	FINANCIAL STATEMENTS

AULT ALLIANCE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Ault Alliance, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ault Alliance, Inc. (f/k/a BitNile Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the December 31, 2022 and 2021 financial statements of Enertec Systems 2001 Ltd., a wholly-owned subsidiary, which statements reflect 3% and 3% of the total consolidated assets as of December 31, 2022 and 2021, respectively, 9% and 21% of the total consolidated revenues for the year ended December 31, 2022 and 2021, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enertec Systems 2001 Ltd., is based solely on the report of the other auditors.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency, has incurred net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of the Accounting for and Disclosure of Cryptocurrency Mining Revenue Recognized

We identified the accounting for and disclosure of revenue recognized from Bitcoin Mining as a critical audit matter due to the complexities involved in auditing the completeness and occurrence of this revenue recognized by the Company. During the year ended December 31, 2022, the Company recognized revenue from Bitcoin Mining of approximately $16.7 million. The Company’s management has exercised significant judgment in their determination of how existing accounting principles generally accepted in the United States should be applied to the accounting for and disclosure of revenue recognized from Bitcoin Mining. In addition, the accounting for and disclosure of Bitcoin mining revenue recognized involved certain applications subject to the general controls over the information technology environment of the Company.

The primary procedures we performed to address this critical audit matter included the following:

•	Evaluated the design and effectiveness of IT general controls over the Company’s IT environment and key financially relevant systems;
•	Evaluated the design of certain financial controls pertaining to the Company’s processes for recognizing revenue from Bitcoin Mining;
•	Performed site visitations of the facilities where the Company’s mining hardware is located, which included an observation of the physical and environmental controls and mining equipment inventory observation procedures;
•	On a sample basis, tested the hashing power contributed by the Company’s mining hardware;
•	Performed certain substantive analytical procedures using hashing power data and electricity consumption data to determine the completeness and occurrence of digital assets rewarded to the Company as consideration for services rendered
•	Evaluated management’s rationale for the application of ASC 606 to account for its Bitcoin earned, which included evaluating the provisions of the contract between the Company and the Mining Pool Operators;
•	Evaluated management’s disclosures of its Bitcoin activity in the financial statement footnotes;
•	Evaluated and tested management’s rationale and supporting documentation associated with the valuation of Bitcoin earned;
•	Independently confirmed certain financial and performance data directly with the blockchain network and the Mining Pool Operators; and
•	Compared the Company’s digital wallet and custody records to publicly available blockchain records.

Evaluation of the Accounting for and Fair Value of a Related Party Business Combination

On June 1, 2022, the Company converted the principal amount under the convertible promissory notes issued to it by Avalanche International Corp. (“AVLP”) and accrued unpaid interest into common stock of AVLP. The Company converted $20.0 million in principal and $5.9 million of accrued interest receivable at a conversion price of $0.50 per share and received 51,889,168 shares of common stock (the “Conversion”), increasing its common stock ownership of AVLP from less than 20% to approximately 92%.

We have identified the Conversion as a critical audit matter as a result of the existing related party relationship and the significant judgement used by the Company to determine the accounting and reporting implications of this transaction, including determination of the fair value of consideration transferred, assets acquired, and liabilities assumed. Auditing management’s models to determine the fair value was complex and required judgment, particularly when evaluating inputs such as discount rates, royalty rates, comparable guideline public companies, and income projections. These assumptions are affected by potential future outcomes, market and industry factors, as well as estimates of the AVLP’s future growth.

The primary procedures we performed to address this critical audit matter included the following:

•	We obtained an understanding of the design and evaluated the implementation of controls associated with the Company’s process to establish a valuation methodology and determine assumptions used in valuation models to conclude on fair value. We gained an understanding of management’s review controls over the significant assumptions described above as well as over the data used in the valuation models;
•	We evaluated the Company’s accounting position regarding the Conversion to ensure appropriate accounting in consideration of the applicable accounting guidance;
•	We gained an understanding of the Company’s process used to develop projections and tested significant inputs including projected sales volume, gross margins, operating expenses, and capital expenditures for reasonableness based on historical experience of AVLP or its comparable guideline public companies, or other market data; and

F-3

•	With assistance from our valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions; and tested inputs for reasonableness, including discount rates, royalty rates, and comparable guideline public companies; and corroborated with audit evidence from external sources or comparisons to other companies in the industry.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, New York

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of Enertec systems 2001 Ltd.

Karmiel, Israel.

Opinion on the Financial Statements

We have audited the statements of financial position of Enertec systems 2001 Ltd. ("the Company") as of December 31, 2022 and 2021, the related statements of comprehensive profit /(loss), changes in shareholders' equity, and cash flows for each of the years then ended, and the related notes (collectively, the financial statements (not presented herein)). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of total contract costs to be incurred for fixed-price long-term contract revenue

As described in Note 2 to the financial statements, the Company recognizes a significant portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition.

We identified estimated costs to complete on certain revenue contracts as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material, and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these estimates involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

•	Examining a sample of revenue contracts to evaluate the appropriateness of the Company’s identification of performance obligations and the determination of method for measuring contract progress.

•	Assessing the reasonableness of the estimated costs to complete by selecting a sample of open projects and (i) testing consistency of the estimated total contract costs projected in the current year versus the original or prior period, (ii) assessing the status of completion by testing of a sample of project costs incurred to date and interviewing the Company’s management to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete.

•	Assessing the reasonableness of changes in estimated costs to complete by comparing project profitability estimates in the current period to historical estimates and actual performance and investigating reasons for changes in expected costs and project margins.

•	Evaluating the reasonableness of management’s budgeting process by selecting a sample of contract budgets for projects that were completed during the period and performing a retrospective review of budget to actual variances.

/S/ Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

We have served as the Company’s auditor since 2012.

Tel-Aviv, Israel

April 17, 2023

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,492,000	$15,912,000
Restricted cash	3,563,000	5,321,000
Marketable equity securities, at fair value	6,590,000	40,380,000
Digital currencies	554,000	2,165,000
Accounts receivable	19,586,000	6,455,000
Accrued revenue	2,479,000	2,283,000
Inventories	22,080,000	5,482,000
Investment in promissory notes and other, related party	2,868,000	2,842,000
Loans receivable, current	7,385,000	13,337,000
Prepaid expenses and other current assets	11,711,000	15,436,000
TOTAL CURRENT ASSETS	87,308,000	109,613,000

Cash and marketable securities held in trust account	118,193,000	116,725,000
Intangible assets, net	34,786,000	4,035,000
Goodwill	27,902,000	10,090,000
Property and equipment, net	229,914,000	174,025,000
Right-of-use assets	8,419,000	5,243,000
Investments in common stock, related parties	6,449,000	13,230,000
Investments in other equity securities	42,494,000	30,482,000
Investment in unconsolidated entity	-	22,130,000
Loans receivable, non-current	208,000	1,000,000
Other assets	5,841,000	3,713,000
TOTAL ASSETS	$561,514,000	$490,286,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,644,000	$22,755,000
Investment margin accounts payable	767,000	18,488,000
Operating lease liability, current	2,975,000	1,123,000
Notes payable, net	39,621,000	39,554,000
Convertible notes payable, current	1,325,000	-
TOTAL CURRENT LIABILITIES	107,332,000	81,920,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
	2022	2021
LONG TERM LIABILITIES
Operating lease liability, non-current	5,836,000	4,213,000
Notes payable	91,464,000	55,055,000
Convertible notes payable	11,451,000	468,000
Deferred underwriting commissions of Ault Disruptive subsidiary	3,450,000	3,450,000

TOTAL LIABILITIES	219,533,000	145,106,000

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests in equity of subsidiaries, 11,500,000 shares of Ault Disruptive common stock at redemption value	117,993,000	116,725,000

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at December 31, 2022 and 2021 (liquidation preference of $176,000 as of December 31, 2022 and 2021)	-	-
Series B Convertible Preferred Stock, $10 stated value per share, share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at December 31, 2022 and 2021 (liquidation preference of $1,190,000 at December 31, 2022 and 2021)	-	-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; shares authorized, 172,838 shares and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively (liquidation preference of $4,321,000 and $0 as of December 31, 2022 and 2021, respectively)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 382,247,203 and 84,344,607 shares issued and outstanding at December 31, 2022 and 2021, respectively	382,000	84,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	-	-
Additional paid-in capital	565,523,000	385,644,000
Accumulated deficit	(329,078,000)	(145,600,000)
Accumulated other comprehensive loss	(1,100,000)	(106,000)
Treasury stock, at cost	(29,235,000)	(13,180,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	206,492,000	226,842,000

Non-controlling interest	17,496,000	1,613,000

TOTAL STOCKHOLDERS’ EQUITY	223,988,000	228,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,514,000	$490,286,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2022	2021
Revenue, products	$61,561,000	$32,096,000
Revenue, cryptocurrency mining	16,693,000	3,450,000
Revenue, hotel operations	16,697,000	-
Revenue, crane operations	2,739,000	-
Revenue, lending and trading activities	36,644,000	16,854,000
Total revenue	134,334,000	52,400,000
Cost of revenue, products	44,508,000	22,733,000
Cost of revenue, cryptocurrency mining	21,508,000	1,125,000
Cost of revenue, hotel operations	11,406,000	-
Cost of revenue, crane operations	940,000	-
Total cost of revenue	78,362,000	23,858,000
Gross profit	55,972,000	28,542,000

Operating expenses
Research and development	2,773,000	2,041,000
Selling and marketing	29,364,000	7,773,000
General and administrative	67,329,000	36,686,000
Impairment of goodwill	13,064,000	-
Impairment of deposit due to vendor bankruptcy filing	2,000,000	-
Impairment of Bitcoin mining equipment	79,556,000	-
Realized gain on sale of cryptocurrency	(1,045,000)	-
Impairment of mined cryptocurrency	3,099,000	403,000
Total operating expenses	196,140,000	46,903,000
Loss from operations	(140,168,000)	(18,361,000)
Other income (expense):
Interest and other income	2,594,000	808,000
Interest expense	(42,546,000)	(1,871,000)
Change in fair value of equity securities, related party	-	(7,773,000)
Accretion of discount on note receivable, related party	-	4,210,000
Impairment of debt securities	-	(594,000)
Change in fair value of marketable equity securities	(2,144,000)	(1,327,000)
Gain on extinguishment of debt	-	929,000
Realized (loss) gain on marketable securities	(419,000)	1,924,000
Loss from investment in unconsolidated entity	(924,000)	(311,000)
Impairment of equity securities	(11,500,000)	-
Gain from bargain purchase of business	806,000	-
Change in fair value of warrant liability	(17,000)	(542,000)
Total other expenses, net	(54,150,000)	(4,547,000)
Loss before income taxes	(194,318,000)	(22,908,000)
Income tax (benefit) provision	(4,485,000)	130,000
Net loss	(189,833,000)	(23,038,000)
Net loss (income) attributable to non-controlling interest	8,017,000	(213,000)
Net loss attributable to Ault Alliance, Inc.	(181,816,000)	(23,251,000)
Preferred dividends	(393,000)	(18,000)
Net loss available to common stockholders	$(182,209,000)	$(23,269,000)

Basic net loss per common share	$(0.74)	$(0.42)
Diluted net loss per common share	$(0.74)	$(0.42)

Weighted average basic and diluted common shares outstanding	247,604,000	55,444,000

Comprehensive (loss) income
Net loss available to common stockholders	$(182,209,000)	$(23,269,000)
Other comprehensive (loss) income
Foreign currency translation adjustment	(995,000)	85,000
Impairment of debt securities	-	594,000
Other comprehensive (loss) income	(995,000)	679,000
Total comprehensive loss	$(183,204,000)	$(22,590,000)

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Series A, B & D				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2022	132,040	$-	84,344,607	$84,000	$385,644,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000
Issuance of common stock for restricted stock awards	-	-	936,879	1,000	(1,000)	-	-	-	-	-
Preferred stock issued	172,838	-	-	-	4,321,000	-	-	-	-	4,321,000
Preferred stock offering costs	-	-	-	-	(811,000)	-	-	-	-	(811,000)
Stock-based compensation					6,363,000	-	-	839,000	-	7,202,000
Issuance of Gresham Worldwide common stock for GIGA acquisition	-	-	-	-	1,669,000	-	-	-	-	1,669,000
Issuance of common stock for cash	-	-	285,359,804	285,000	171,968,000	-	-	-	-	172,253,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,210,000)	-	-	-	-	(4,210,000)
Issuance of common stock upon exercise of warrants	-	-	11,605,913	12,000	1,184,000	-	-	-	-	1,196,000
Fair value of warrants issued in connection with notes payable	-	-	-	-	1,296,000	-	-	-	-	1,296,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	(1,268,000)	-	-	-	(1,268,000)
Increase in ownership interest of subsidiary	-	-	-	-	(1,900,000)	-	-	(2,365,000)	-	(4,265,000)
Non-controlling interest from AVLP acquisition	-	-	-	-	-	-	-	7,790,000	-	7,790,000
Non-controlling interest from SMC acquisition	-	-	-	-	-	-	-	10,336,000	-	10,336,000
Non-controlling interest from GIGA acquisition	-	-	-	-	-	-	-	2,735,000	-	2,735,000
Non-controlling interest from Circle 8 acquisition	-	-	-	-	-	-	-	4,565,000	-	4,565,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(16,054,000)	(16,054,000)
Net loss	-	-	-	-	-	(181,816,000)	-	-	-	(181,816,000)
Preferred dividends		-	-	-	-	(393,000)	-	-	-	(393,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(995,000)	-	-	(995,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(8,017,000)	-	(8,017,000)
Other	-	-	-	-	-	(1,000)	1,000	-	(1,000)	(1,000)
BALANCES, December 31, 2022	304,878	$-	382,247,203	$382,000	$565,523,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity

BALANCES, January 1, 2021	132,040	$-	27,753,562	$28,000	$171,396,000	$(122,329,000)	$(785,000)	$822,000	$-	$49,132,000
Issuance of common stock for restricted stock awards	-	-	1,193,749	1,000	(1,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	7,121,000	-	-	629,000	-	7,750,000
Issuance of common stock for cash	-	-	52,552,353	53,000	200,000,000	-	-	-	-	200,053,000
Financing cost in connection with sales of common stock	-	-	-	-	(5,941,000)	-	-	-	-	(5,941,000)
Non-controlling position at Imperalis subsidiary acquired	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Adjustment to treasury stock for holdings in investment partnerships	-	-	-	-	-	-	-	-	(13,180,000)	(13,180,000)
Issuance of common stock for conversion of convertible notes payable	-	-	183,214	-	449,000	-	-	-	-	449,000
Issuance of common stock for conversion of convertible notes payable, related party	-	-	275,862	-	400,000	-	-	-	-	400,000
Issuance of common stock upon exercise of warrants	-	-	2,385,867	2,000	4,722,000	-	-	-	-	4,724,000
Fair value of warrants issued in connection with notes	-	-	-	-	16,310,000	-	-	-	-	16,310,000
Proceeds allocated to public warrants of Ault Disruptive subsidiary, net of offering costs	-	-	-	-	4,092,000	-	-	-	-	4,092,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	(12,904,000)	-	-	-	-	(12,904,000)
Net loss	-	-	-	-	-	(23,251,000)	-	-	-	(23,251,000)
Preferred dividends		-	-	-	-	(18,000)	-	-	-	(18,000)
Impairment of debt securities	-	-	-	-	-	-	594,000	-	-	594,000
Foreign currency translation adjustments	-	-	-	-	-	-	85,000	-	-	85,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	213,000	-	213,000
Other	-	-	-	-		(2,000)	-	(1,000)	-	(3,000)
BALANCES, December 31, 2021	132,040	$-	84,344,607	$84,000	$385,644,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(189,833,000)	$(23,038,000)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,743,000	3,458,000
Interest expense – debt discount	29,972,000	1,076,000
Deferred tax benefit	(5,000,000)	-
Accretion of original issue discount on notes receivable – related party	-	(4,210,000)
Gain on extinguishment of debt	-	(929,000)
Change in fair value of warrant liability	1,672,000	542,000
Impairment of debt securities, net	-	594,000
Accretion of original issue discount on notes receivable	(5,549,000)	21,000
Increase in accrued interest on notes receivable – related party	(198,000)	(235,000)
Stock-based compensation	7,202,000	7,750,000
Impairment of goodwill	13,064,000	-
Impairment of deposit due to vendor bankruptcy filing	2,000,000	-
Impairment of cryptocurrencies	3,099,000	403,000
Impairment of Bitcoin mining equipment	79,556,000	-
Impairment of equity securities	11,500,000	-
Realized gain on the sale of cryptocurrencies	(1,045,000)	-
Revenue, cryptocurrency mining	(16,693,000)	(3,450,000)
Realized gains on sale of marketable securities	(12,111,000)	(21,187,000)
Unrealized losses on marketable securities	13,889,000	14,127,000
Unrealized losses on investments in common stock, related parties	11,682,000	13,527,000
Unrealized gains on equity securities	(41,994,000)	(10,734,000)
Gain from bargain purchase of business	(806,000)
Loss from investment in unconsolidated entity	924,000	311,000
Loss on remeasurement of investment in unconsolidated entity	2,700,000	-
Changes in operating assets and liabilities:
Proceeds from the sale of cryptocurrencies	15,832,000	-
Marketable equity securities	78,951,000	(29,398,000)
Accounts receivable	(58,000)	(1,407,000)
Accrued revenue	(106,000)	(498,000)
Inventories	(1,068,000)	(2,031,000)
Prepaid expenses and other current assets	3,559,000	(5,548,000)
Other assets	(3,969,000)	(1,526,000)
Accounts payable and accrued expenses	11,493,000	1,630,000
Other current liabilities	-	-
Lease liabilities	(1,919,000)	(919,000)
Net cash provided by (used in) operating activities	26,489,000	(61,671,000)
Cash flows from investing activities:
Purchase of property and equipment	(108,416,000)	(151,993,000)
Investment in promissory notes and other, related parties	(2,200,000)	(9,844,000)
Investments in common stock and warrants, related parties	(4,901,000)	(20,163,000)
Investment in real property, related party	-	(2,670,000)
Proceeds from sale of investment in real property, related party	-	2,670,000
Acquisition of Imperalis, net of cash acquired	-	(165,000)
Purchase of SMC, net of cash received	(8,239,000)	-
Purchase of GIGA, net of cash received	(3,687,000)	-
Cash received upon acquisition of AVLP	1,245,000	-
Purchase of Circle 8, net of cash received	(11,101,000)	-
Acquisition of non-controlling interests	(4,265,000)	-
Purchase of marketable equity securities	(2,017,000)	(2,765,000)
Sales of marketable equity securities	11,748,000	4,062,000
Investments in loans receivable	(11,309,000)	(18,235,000)
Principal payments on loans receivable	11,050,000	-
Investment of Ault Disruptive initial public offering proceeds into trust account	-	(116,725,000)
Investments in equity securities	(26,551,000)	(17,623,000)
Net cash used in investing activities	(158,643,000)	(333,451,000)

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2022	2021
Cash flows from financing activities:
Gross proceeds from sales of common stock	$172,253,000	$200,053,000
Financing cost in connection with sales of common stock	(4,210,000)	(5,941,000)
Proceeds from warrant exercises	-	4,724,000
Proceeds from sales of preferred stock	4,321,000	-
Financing cost in connection with sales of preferred stock	(811,000)	-
Proceeds from notes payable	60,654,000	84,909,000
Repayment of margin accounts	(17,721,000)	18,488,000
Payments on notes payable	(73,927,000)	(2,461,000)
Payments of preferred dividends	(393,000)	(18,000)
Purchase of treasury stock	(16,054,000)	(13,180,000)
Proceeds from initial public offering of Ault Disruptive	-	112,125,000
Payment of deferred offering costs of Ault Disruptive initial public offering	-	(633,000)
Payments on revolving credit facilities, net	-	(125,000)
Net cash provided by financing activities	124,112,000	397,941,000

Effect of exchange rate changes on cash and cash equivalents	864,000	(266,000)

Net (decrease) increase in cash and cash equivalents and restricted cash	(7,178,000)	2,553,000

Cash and cash equivalents and restricted cash at beginning of period	21,233,000	18,680,000

Cash and cash equivalents and restricted cash at end of period	$14,055,000	$21,233,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$13,107,000	$257,000

Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$-	$449,000
Settlement of accounts payable with digital currency	$418,000	$890,000
Conversion of investment in unconsolidated entity for acquisition of AVLP	$20,706,000	$-
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$400,000
Conversion of debt and equity securities to marketable securities	$44,782,000	$2,656,000
Conversion of loans receivable to marketable securities	$11,502,000	$-
Conversion of interest receivable to marketable securities	$386,000	$-
Conversion of loans receivable to debt and equity securities	$-	$4,520,000
Recognition of new operating lease right-of-use assets and lease liabilities	$2,198,000	$1,875,000
Remeasurement of Ault Disruptive temporary equity	$1,268,000	$1,712,000
Deferred offering costs of Ault Disruptive	$-	$3,579,000
Fair value of warrants and common stock issued in connection with notes	$2,491,000	$16,310,000
Amounts receivable from issuance of promissory notes payable	$-	$6,900,000
Issuance of notes payable for purchase of property and equipment	$-	$22,000,000
Deferred underwriter commissions payable of Ault Disruptive subsidiary	$-	$3,450,000
Debt discount from accrued lender profit participation rights	$6,000,000	$-
Prepaid expenditures capitalized to property and equipment	$2,150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022

1. DESCRIPTION OF BUSINESS

Ault Alliance, Inc., a Delaware corporation (“Ault Alliance” or the “Company”) was incorporated in September 2017. Ault Alliance is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary. Ault Alliance was founded by Milton “Todd” Ault, III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the other members of the Executive Committee. The Company has the following eight reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations, advanced textiles processing and oil exploration;

•	Technology and Finance (“Fintech”) –commercial lending, activist investing, media, and digital learning;

•	The Singing Machine Company, Inc. (“SMC”) – consumer electronics;

•	BitNile, Inc. (“BNI”) – cryptocurrency mining operations;

•	Giga-tronics Incorporated (“GIGA”) – defense solutions;

•	Imperalis Holding Corp., also referred to as TurnOnGreen (“TurnOnGreen”) – commercial electronics solutions;

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings; and

•	Ault Disruptive Technologies Corporation (“Ault Disruptive”) – a special purpose acquisition company (“SPAC”).

On January 3, 2023, the Company (then known as BitNile Holdings, Inc.) merged its wholly owned subsidiary, Ault Alliance, Inc. with and into BitNile Holdings, Inc. In connection with this upstream merger, Ault Alliance, Inc. was merged out of existence and the business of the Company continued as it was being conducted. Further, on January 3, 2023, the effective date of the merger, the Company changed its name to Ault Alliance, Inc. and its ticker was changed to “AULT.” The name change did not affect the rights of security holders of the Company.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2022, the Company had cash and cash equivalents of $10.5 million, which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s audited consolidated financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment management performed a comprehensive analysis of the Company’s current circumstances including: its financial position, cash flow and cash usage forecasts, and obligations and debts. Although management has a long history of successful capital raises, the analysis used to determine the Company’s ability as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months.

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of December 31, 2022, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back its operations or cease operations altogether.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Ault Alliance and its wholly owned and majority-owned subsidiaries. The consolidated financial statements also include the accounts of Ault Disruptive and Ault Alpha LP (the “Alpha Fund”) of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Lending and Trading Activities

Lending Activities

The Fintech segment, through Ault Lending, LLC (“Ault Lending”), generates revenue from lending activities primarily through interest, origination fees and late/other fees. Interest income on these products is calculated based on the contractual interest rate and recorded as interest income as earned. The origination fees or original issue discounts are recognized over the life of the loan using the effective interest method.

Trading Activities

The Fintech segment, through Ault Lending, generates revenue from trading activities primarily through sales of securities and unrealized gains and losses from held securities. Financial instruments utilized in trading activities are carried at fair value. For more information on fair value, see Note 5. Fair Value of Financial Instruments. Trading-related revenue can be volatile and is largely driven by general market conditions. Also, trading-related revenue is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Realized and unrealized gains and losses are recognized in revenue from trading activities.

Bitcoin Mining

The Company has entered into a digital asset mining pool by executing a contract with a mining pool operator to provide computing power to the mining pool. The Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides computing power to the mining pool operator and is created as power is provided over time. The only consideration due to the Company relates to the provision of computing power. The contracts are terminable at any time by and at no cost to the Company, and by the pool operator under certain conditions specified in the contract. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. Providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators.

The transaction consideration the Company receives, if any, is non-cash consideration in the form of Bitcoin. Changes in the fair value of the non-cash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and therefore, are not included in revenue. The mining pool operator charges fees to cover the costs of maintaining the pool and are deducted from amounts the Company may otherwise earn and are treated as a reduction to the consideration received. Fees fluctuate and historically have been approximately 0.3% per reward earned, on average.

In exchange for providing computing power, the Company is entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, and other inputs. The Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The contract is in effect until terminated by either party.

All consideration pursuant to this arrangement is variable. It is not probable that a significant reversal of cumulative revenue will occur and the Company is able to calculate the payout based on the contractual formula, non-cash revenue is estimated and recognized based on the spot price of Bitcoin determined on Yahoo Finance for Bitcoin at the inception of each contract, which is determined to be daily. Non-cash consideration is measured at fair value at contract inception. Fair value of the crypto asset consideration is determined using the quoted price on Yahoo Finance for Bitcoin at the beginning of the contract period. This amount is estimated and recognized in revenue upon inception, which is when hash rate is provided.

There is no significant financing component in these transactions.

Expenses associated with running the cryptocurrency mining business, such as equipment depreciation and electricity costs, are recorded as a component of cost of revenues.

Hotel Operations

The primary sources of revenue include room and food and beverage revenue from the Company’s hotels.

Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue from guest no-shows, daily use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay at the daily transaction price agreed to under the contract.

Food and beverage revenue consists of revenue from the restaurants and lounges, in room dining and mini bars, and banquet/catering revenue from group and social functions. Payment of the transaction price is due immediately when the customer purchases the goods and services. Therefore, revenue is recognized at a point in time when the physical possession has transferred to the customer.

Crane Operations - Heavy Lifting and Pump Maintenance Services

The Company generates revenue by providing heavy lifting and pump maintenance services to customers under various short-term agreements which may be hourly, daily, weekly or monthly. Each service agreement includes a promise to complete the service at a specified location and time and identifies the billing rate to be charged. Payment terms are identified in the terms of the contract and agreed to by both parties for each promised service within the contract prior to the commencement or performance of said services. The collectability of payment is considered probable based on management’s history with the certain type and class of customers and their ability and intention of payment. The customer simultaneously receives and consumes the benefits as the company provides the hourly, daily, weekly or monthly service.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions. These balances exceed the U.S. Federal Deposit Insurance Corporation insurance limits. The Company had cash and cash equivalents of $1.5 million and $0.9 million at December 31, 2022 and 2021, respectively, in the United Kingdom (“U.K.”), and $0.6 million and $0.1 million, respectively, in Israel. The Company has not experienced any losses on deposits of cash and cash equivalents.

Restricted Cash

As of December 31, 2022, restricted cash included $2.0 million of cash collateral for notes payable, $0.8 million of cash held in escrow related to the purchase of the four hotels in the Madison, Wisconsin area, and $0.7 million of cash held in trust related to environmental contingencies related to the Michigan data center.

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$10,492,000	$15,912,000
Restricted cash	3,563,000	5,321,000
Total cash, cash equivalents and restricted cash	$14,055,000	$21,233,000

Cash and Marketable Securities Held in Trust Account

As of December 31, 2022, the Company held $118.2 million in cash and marketable securities in a trust account. Cash and marketable securities held in the trust account represents cash and money market funds that primarily invest in U.S. treasury bills that were purchased with funds raised through the initial public offering of Ault Disruptive, a consolidated SPAC. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of the common stock of Ault Disruptive, as set forth in the trust agreement. The funds held in trust are included within Level 1 of the fair value hierarchy.

Bitcoin

Bitcoin awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy.

Bitcoin held are accounted for as intangible assets with indefinite useful lives. Bitcoin is sold on a first-in first-out basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of Bitcoin. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the Bitcoin. Subsequent reversal of impairment losses is not permitted. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations.

Sales of Bitcoin by the Company and Bitcoin awarded to the Company are included within cash flows from operating activities on the consolidated statements of cash flows. Realized gains or losses from sales of Bitcoin are included in loss from operations on the consolidated statements of operations.

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

Accrued Revenue

Manufacturing services that are recognized as revenue based upon the proportional performance method are considered revenue based on services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, accrued revenue was $2.5 million and $2.3 million, respectively.

SMC Sales Return Reserve

SMC records a sales return reserve. While SMC has no overstock return privileges in its vendor agreements with its customers, SMC does provide for variable consideration contingent upon the occurrence of uncertain future events. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. SMC estimates variable consideration under its return allowance programs for goods returned from the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates.

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

The Company periodically assesses its inventories valuation in respect of obsolete and slow-moving items by reviewing revenue forecasts and technological obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off. At December 31, 2022 and 2021, the Company recorded an allowance for obsolescence of $1.4 million and $9,000, respectively.

During the years ended December 31, 2022 and 2021, the Company did not record inventory write-offs within the cost of revenue.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Gains or losses on disposals of property and equipment are recorded within income from operations. Repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Useful lives (in years)

Bitcoin mining equipment	3
Computer, software and related equipment	3 – 5
Office furniture and equipment	5 – 10
Crane rental equipment	7 – 10
Aircraft	7
Vehicles	5 – 7
Building	29 – 39
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. The Company only has operating leases. Operating leases are recognized as ROU assets, operating lease liability, current, and operating lease liability, non-current on the Company’s consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of the Company’s lease agreements, the Company receives periods of reduced rent or free rent and other incentives. The Company recognizes lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. The Company does not separate lease and non-lease components for the Company’s leases.

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

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. During the year ended December 31, 2022, the Company recognized $3.2 million and $9.9 million impairment of goodwill related to SMC and GIGA, respectively. During the year ended December 31, 2021, the Company recognized no impairment of goodwill.

Intangible Assets

The Company acquired amortizable intangibles assets as part of asset purchase agreements consisting of customer relationships, trade names and proprietary technology. The Company also has the trade names and trademarks associated with the acquisitions of Microphase Corporation (“Microphase”) and Relec Electronics Ltd. (“Relec”), which were determined to have an indefinite life. The customer relationships, trade names and proprietary technology, definite lived intangible assets, are being amortized on a straight-line basis over their estimated useful lives as follows:

Useful lives (in years)
Customer relationships	8 – 10
Trade names	9 – 10
Proprietary technology	3 – 7

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the years ended December 31, 2022 and 2021, the Company recognized no impairment of intangibles.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions, as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of issuance of warrants to purchase shares of common stock in connection with convertible notes and to employees of the Company, satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provisions that cause them to not be indexed to the Company’s own stock.

Warrant Valuation

The Company values warrants issued at their date of grant utilizing the Black-Scholes option pricing model. This model is dependent upon several variables such as the warrants’ remaining contractual term, exercise price, current stock price, risk-free interest rate and estimated volatility of the Company’s stock over the contractual term of the warrants. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the contractual life of the warrants.

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

Redeemable Noncontrolling Interests in Equity of Subsidiary

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the consolidated balance sheets, outside of the permanent equity section. The common stockholders in Ault Disruptive have redemption rights that are considered to be outside of the Company’s control. As of December 31, 2022, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $118.2 million. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within additional paid-in capital. Such remeasurements totaled $12.9 million, comprising of offering costs incurred in connection with the sale of common stock of Ault Disruptive in the amount of $116.7 million and initial valuation of the public warrants of Ault Disruptive in the amount of $4.1 million.

Treasury Stock

The shares of Company common stock attributable to the Company’s limited partner interest in the Alpha Fund are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding. However, these shares are legally outstanding.

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

Under ASC 718:

•	the Company recognizes stock-based expenses related to stock option awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of two to four years;
•	stock-based expenses are recognized net of forfeitures as they occur;
•	the expected term assumption, using the simplified method, reflects the period for which the Company believes the option will remain outstanding;
•	the Company determined the volatility of its stock by looking at the historic volatility of its stock over the expected term of the grant; and
•	the risk-free rate reflects the U.S. Treasury yield for a similar expected term in effect at the time of the grant.

Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations and Comprehensive Loss in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2022 and 2021, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The financial statements of Gresham Power, Relec, and Enertec, whose functional currencies have been determined to be their local currencies, the British Pound (“GBP”), GBP, and the Israeli Shekel (“ILS”), respectively, have been translated into U.S. dollars in accordance with ASC 830. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive loss in the consolidated statement of comprehensive loss and accumulated comprehensive loss in statement of changes in stockholders’ equity.

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

Accounting Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for trade receivables and inventories, the fair value of loans receivables, intangible assets and goodwill, useful lives and the recoverability of long-lived assets, share based arrangements, contingent consideration, and deferred income taxes and related valuation allowance. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. The impact on any prior period disclosures was immaterial.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” (“ASU No. 2016-13”) to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance is effective for the Company beginning on January 1, 2023. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

4. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the years ended December 31, 2022 and 2021. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the year ended December 31, 2022:

	Year ended December 31, 2022
	GIGA	TurnOnGreen	Fintech	BNI	AGREE	SMC	Energy	Total
Primary Geographical Markets
North America	$7,317,000	$4,514,000	$239,000	$17,798,000	$16,697,000	$23,217,000	$2,739,000	$72,521,000
Europe	9,907,000	115,000	-	-	-	337,000	216,000	10,575,000
Middle East and other	13,031,000	893,000	-	-	-	670,000	-	14,594,000
Revenue from contracts with customers	30,255,000	5,522,000	239,000	17,798,000	16,697,000	24,224,000	2,955,000	97,690,000
Revenue, lending and trading activities (North America)	-	-	36,644,000	-	-	-	-	36,644,000
Total revenue	$30,255,000	$5,522,000	$36,883,000	$17,798,000	$16,697,000	$24,224,000	$2,955,000	$134,334,000

Major Goods or Services
RF/microwave filters	$5,070,000	$-	$-	$-	$-	$-	$-	$5,070,000
Detector logarithmic video amplifiers	1,060,000	-	-	-	-	-	-	1,060,000
Power supply units and systems	11,605,000	5,215,000	-	-	-	-	-	16,820,000
Healthcare diagnostic systems	4,073,000	-	-	-	-	-	-	4,073,000
Electric vehicle chargers	-	307,000	-	-	-	-	-	307,000
Defense systems	8,447,000	-	-	-	-	-	-	8,447,000
Digital currency mining	-	-	-	16,693,000	-	-	-	16,693,000
Hotel operations	-	-	-	-	16,697,000	-	-	16,697,000
Karaoke machines and related	-	-	-	-	-	24,224,000	-	24,224,000
Crane rental	-	-	-	-	-	-	2,739,000	2,739,000
Other	-	-	239,000	1,105,000	-	-	216,000	1,560,000
Revenue from contracts with customers	30,255,000	5,522,000	239,000	17,798,000	16,697,000	24,224,000	2,955,000	97,690,000
Revenue, lending and trading activities	-	-	36,644,000	-	-	-	-	36,644,000
Total revenue	$30,255,000	$5,522,000	$36,883,000	$17,798,000	$16,697,000	$24,224,000	$2,955,000	$134,334,000

Timing of Revenue Recognition
Goods transferred at a point in time	$18,430,000	$5,519,000	$239,000	$17,798,000	$16,697,000	$24,224,000	$216,000	$83,123,000
Services transferred over time	11,825,000	3,000	-	-	-	-	2,739,000	14,567,000
Revenue from contracts with customers	$30,255,000	$5,522,000	$239,000	$17,798,000	$16,697,000	$24,224,000	$2,955,000	$97,690,000

The Company’s disaggregated revenues consisted of the following for the year ended December 31, 2021:

	Year ended December 31, 2021
	GIGA	TurnOnGreen	Fintech	BNI	AGREE	Total
Primary Geographical Markets
North America	$6,788,000	$4,536,000	$192,000	$4,238,000	$189,000	$15,943,000
Europe	7,492,000	457,000	-	-	-	7,949,000
Middle East	10,803,000	-	-	-	-	10,803,000
Other	498,000	353,000	-	-	-	851,000
Revenue from contracts with customers	25,581,000	5,346,000	192,000	4,238,000	189,000	35,546,000
Revenue, lending and trading activities (North America)	-	-	16,854,000	-	-	16,854,000
Total revenue	$25,581,000	$5,346,000	$17,046,000	$4,238,000	$189,000	$52,400,000

Major Goods
RF/microwave filters	$4,905,000	$-	$-	$-	$-	$4,905,000
Detector logarithmic video amplifiers	1,888,000	-	-	-	-	1,888,000
Power supply units	7,613,000	5,328,000	-	-	-	12,941,000
Power supply systems	241,000	-	-	-	-	241,000
Healthcare diagnostic systems	794,000	-	-	-	-	794,000
EV Chargers	-	18,000	-	-	-	18,000
Defense systems	10,140,000	-	-	-	-	10,140,000
Digital currency mining	-	-	-	3,450,000	-	3,450,000
Other	-	-	192,000	788,000	189,000	1,169,000
Revenue from contracts with customers	25,581,000	5,346,000	192,000	4,238,000	189,000	35,546,000
Revenue, lending and trading activities	-	-	16,854,000	-	-	16,854,000
Total revenue	$25,581,000	$5,346,000	$17,046,000	$4,238,000	$189,000	$52,400,000

Timing of Revenue Recognition
Goods transferred at a point in time	$13,825,000	$5,346,000	$192,000	$4,238,000	$189,000	$23,790,000
Services transferred over time	11,756,000	-	-	-	-	11,756,000
Revenue from contracts with customers	$25,581,000	$5,346,000	$192,000	$4,238,000	$189,000	$35,546,000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2	Level 3
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	$6,449,000	$6,449,000	$-	$-
Investments in marketable equity securities	6,590,000	6,590,000	-	-
Cash and marketable securities held in trust account	118,193,000	118,193,000	-	-
Investments in other equity securities	13,340,000	-	-	13,340,000
Total assets measured at fair value	$144,572,000	$131,232,000	$-	$13,340,000

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2	Level 3
Investment in common stock of Alzamend – a related party	$13,230,000	$13,230,000	$-	$-
Investments in marketable equity securities	40,380,000	40,380,000	-	-
Cash and marketable securities held in trust account	116,725,000	116,725,000	-	-
Investments in other equity securities	9,215,000	-	-	9,215,000
Total assets measured at fair value	$179,550,000	$170,335,000	$-	$9,215,000

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

The following table summarizes the changes in investments in other equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the year ended December 31, 2022:

Investments in other equity securities
Balance at January 1, 2022	$9,215,000
Investment in preferred stock	11,566,000
Change in fair value of financial instruments	34,118,000
Conversion to marketable securities	(41,560,000)
Balance at December 31, 2022	$13,339,000

Equity Investments for Which Measurement Alternative Has Been Selected

As of December 31, 2022 and 2021, the Company held equity investments in other securities valued at $29.2 million and $21.1 million, respectively, that were valued using a measurement alternative. These investments are included in other equity securities in the accompanying consolidated balance sheets.

Measurement Alternative Impairment

The Company has made cumulative downward adjustments for impairments for equity securities that do not have readily determinable fair values as of December 31, 2022, totaling $11.5 million. These adjustments have been reflected in other income (expense) on the consolidated statement of operations and comprehensive loss.

6. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of December 31, 2022 and 2021:

	Marketable equity securities at December 31, 2022
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$10,271,000	$383,000	$(4,064,000)	$6,590,000

	Marketable equity securities at December 31, 2021
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$53,475,000	$32,000	$(13,127,000)	$40,380,000

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2021	$2,563,000
Purchases of marketable equity securities in operations	385,235,000
Purchases of marketable equity securities	2,765,000
Conversion of debt securities to marketable securities	2,656,000
Sales of marketable equity securities in operations	(355,837,000)
Sales of marketable equity securities	(4,062,000)
Realized gains on marketable equity securities	27,377,000
Realized losses on marketable equity securities	(6,190,000)
Unrealized losses on marketable equity securities	(14,127,000)
Balance at December 31, 2021	40,380,000
Purchases of marketable equity securities in operations	107,958,000
Purchases of marketable equity securities	2,017,000
Conversion of debt securities to marketable securities	44,782,000
Conversion of loans receivable to marketable securities	11,502,000
Conversion of interest receivable to marketable securities	386,000
Sales of marketable equity securities in operations	(186,909,000)
Sales of marketable equity securities	(11,748,000)
Realized gains on marketable equity securities	44,307,000
Realized losses on marketable equity securities	(32,196,000)
Unrealized losses on marketable equity securities	(13,889,000)
Balance at December 31, 2022	$6,590,000

At December 31, 2022 and 2021, the Company had invested in the marketable equity securities of certain publicly traded companies. The Company’s investment in marketable equity securities is revalued on each balance sheet date.

7. DIGITAL CURRENCIES

The following table presents the activities of the digital currencies for the years ended December 31, 2022 and 2021:

Digital Currencies
Balance at January 1, 2021	$7,000
Additions of mined digital currencies	3,450,000
Payments to vendors	(889,000)
Impairment of mined cryptocurrency	(403,000)
Balance at December 31, 2021	2,165,000
Additions of mined digital currencies	16,693,000
Payments to vendors	(418,000)
Impairment of mined cryptocurrency	(3,099,000)
Sale of digital currencies	(15,812,000)
Realized gain on sale of digital currencies	1,025,000
Balance at December 31, 2022	$554,000

8. INVENTORIES

At December 31, 2022 and 2021, inventories consisted of:

	December 31,	December 31,
	2022	2021
Raw materials, parts and supplies	$3,653,000	$2,421,000
Work-in-progress	3,836,000	1,107,000
Finished products	14,591,000	1,954,000
Total inventories	$22,080,000	$5,482,000

9. PROPERTY AND EQUIPMENT, NET

At December 31, 2022 and 2021, property and equipment consisted of:

	December 31, 2022	December 31, 2021
Building and improvements	$81,102,000	$68,959,000
Bitcoin mining equipment	54,438,000	10,763,000
Crane rental equipment	32,453,000	-
Land	25,646,000	25,696,000
Computer, software and related equipment	23,168,000	8,884,000
Aircraft	15,983,000	-
Vehicles	3,314,000	-
Office furniture and equipment	2,854,000	702,000
Oil and natural gas properties, unproved properties	972,000	-
	239,960,000	115,004,000
Accumulated depreciation and amortization	(21,344,000)	(5,096,000)
Property and equipment placed in service, net	218,586,000	109,908,000
Deposits on cryptocurrency machines	11,328,000	64,117,000
Property and equipment, net	$229,914,000	$174,025,000

Summary of depreciation expense:

	For the Year Ended December 31,
	2022	2021
Depreciation expense	$17,262,000	$2,103,000

Ault Energy Oil and Gas Properties

On July 11, 2022, the Company announced the formation of Ault Energy, LLC (“Ault Energy”), as an indirect wholly owned subsidiary of the Company. Ault Energy is partnering with White River Holdings Corp. (“White River”), a majority owned subsidiary of BitNile Metaverse, Inc., formerly known as Ecoark Holdings, Inc. (“BMI”), on expects to partner on multiple drilling projects across 30,000 acres in Texas, Louisiana and Mississippi. Ault Energy, as the designee of Ault Lending, has the right to purchase up to 25%, or such higher percentages at the discretion of White River, in various drilling projects of White River. In August 2022, Ault Energy purchased a 40% working interest of the Harry O’Neal 20-9 No.1 drilling project in Mississippi for $1.0 million included in property and equipment. The Company has not recorded any depletion as the Harry O’Neal 20-9 No.1 drilling project was considered an unproved property as of December 31, 2022.

Compute North Bankruptcy

On September 22, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”), filed for bankruptcy protection. The Company has a deposit of approximately $2.0 million with Compute North for services yet to be performed by Compute North. The ultimate outcome of the bankruptcy process, and its impact on the deposit held by the Company, remains to be determined. The Company assessed this financial exposure and recorded an impairment of the deposit totaling $2 million during the year ended December 31, 2022. The Company has removed the Bitcoin miners that were installed at the hosting facility in Texas.

Impairment of Bitcoin Mining Equipment

During the year ended December 31, 2022, adverse changes in business climate, including decreases in the price of Bitcoin and resulting decrease in the market price of miners, indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of the Company’s miners to be less than their net carrying value as of December 31, 2022, and an impairment charge of $79.6 million was recognized, decreasing the net carrying value of the Company’s Bitcoin mining equipment to their estimated fair value. The estimated fair value of the Company’s miners is classified in Level 2 of the fair value hierarchy due to the quoted market prices for similar assets.

10. INTANGIBLE ASSETS, NET

At December 31, 2022 and 2021, intangible assets consisted of:

	Useful Life	December 31, 2022	December 31, 2021
Trade name and trademark	Indefinite life	$1,493,000	$1,546,000
Trade names	5-10 years	4,316,000	-
Customer list	8-10 years	5,865,000	3,486,000
Developed technology	3-8 years	24,584,000	-
Domain name and other intangible assets	5 years	630,000	714,000
		36,888,000	5,746,000
Accumulated amortization		(2,102,000)	(1,711,000)
Intangible assets, net		$34,786,000	$4,035,000

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $1.0 million and $0.4 million, respectively, for the years ended December 31, 2022 and 2021.

The customer relationships, developed technology and certain trade names are subject to amortization over their estimated useful lives, which range between 5 and 10 years with an average remaining useful life of 8.4 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2023	$4,471,000
2024	4,471,000
2025	4,371,000
2026	4,271,000
2027	4,271,000
Thereafter	11,438,000
Estimated amortization expense	$33,293,000

11. GOODWILL

The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2022 and 2021:

Goodwill
Balance as of January 1, 2021	$9,646,000
Acquisition of Imperalis	278,000
Effect of exchange rate changes	166,000
Balance as of December 31, 2021	10,090,000
Acquisition of AVLP	18,570,000
Acquisition of SMC	3,184,000
Acquisition of GIGA	9,881,000
Impairment of goodwill	(13,064,000)
Effect of exchange rate changes	(759,000)
Balance as of December 31, 2022	$27,902,000

Impairment of SMC Goodwill

During the fourth quarter of 2022, SMC experienced adverse changes in business climate, a significant decline in sales and a drop in the trading price of its common stock.

Due to these factors, the Company determined that a triggering event had occurred, and therefore, performed a goodwill impairment assessment as of December 31, 2022. The valuation of the SMC reporting units was determined using a market approach with observable inputs, primarily based on the trading price of SMC’s common stock plus an estimated control premium of approximately 20%.

The results of the quantitative test indicated the fair value of the SMC reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $3.2 million carrying amount of SMC’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2022.

Impairment of GIGA Goodwill

During the fourth quarter of 2022, GIGA experienced a significant decline in sales and a drop in the trading price of its common stock.

Due to these factors, the Company determined that a triggering event had occurred, and therefore, performed a goodwill impairment assessment as of December 31, 2022. The valuation of the GIGA reporting units was determined using an income approach methodology of valuation.

The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company’s judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. The analysis included assumptions regarding GIGA’s revenue forecast, with negligible or declining growth rates and discount rates of 17.5% using a weighted average cost of capital analysis. The market approach was also considered; however, the income approach was chosen as the Company determined it is a better representation GIGA’s projected long-term performance.

The results of the quantitative test indicated the fair value of the GIGA reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $9.9 million carrying amount of GIGA’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2022.

12. INCREASE IN OWNERSHIP INTEREST OF SUBSIDIARIES

During the year ended December 31, 2022, the Company increased ownership in certain of its subsidiaries. The following table summarizes the increase in ownership interest of subsidiaries during the years ended December 31, 2022:

	Additional		Total Increase in
	Paid-In	Non-Controlling	Ownership Interest
Subsidiary	Capital	Interest	of Subsidiary
ACS	$1,800,000	$-	$1,800,000
SMC	100,000	2,111,000	2,211,000
AVLP	-	254,000	254,000
Total	$1,900,000	$2,365,000	$4,265,000

13. INVESTMENTS – RELATED PARTIES

Investments in Ault & Company, Inc. (“Ault & Company”) at December 31, 2022 and 2021, were comprised of the following:

	Interest	Due	December 31,	December 31,
	Rate	Date	2022	2021
Promissory note, related party	8%	Dec. 31, 2023	$2,500,000	$2,500,000
Accrued interest receivable, related party			368,000	170,000
Other			-	172,000
Total investment in promissory notes and other, related parties – gross			$2,868,000	$2,842,000

The Company recorded related party interest income of $0.2 million for each of the years ended December 31, 2022 and 2021 in interest income.

Investment in Common Stock, Related Parties

	December 31,	December 31,
	2022	2021
Total investment in common stock of Alzamend	$6,449,000	$13,230,000

The following table summarizes the changes in the Company’s investments in Alzamend during the years ended December 31, 2022 and 2021:

	Investment in common stock of Alzamend	Investment in promissory notes and advances of Alzamend
Balance at January 1, 2021	$653,000	$796,000
Alzamend note and advances converted into common stock	-	(800,000)
Investment in common stock of Alzamend	18,181,000	-
Unrealized loss in common stock of Alzamend	(5,604,000)	-
Accretion of discount	-	4,000
Balance at December 31, 2021	13,230,000	-
Investment in common stock of Alzamend	4,901,000	-
Alzamend stock received for marketing services	989,000	-
Unrealized loss in common stock of Alzamend	(12,671,000)	-
Balance at December 31, 2022	$6,449,000	$-

Investments in Alzamend Common Stock

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the year ended December 31, 2021:

	Shares of	Per Share	Investment in
	Common Stock	Price	Common Stock
Balance at January 1, 2021	428,000	$1.50	$642,000
Purchase of shares from an Alzamend shareholder	62,000	$0.81	50,000
March 9, 2021 securities purchase agreement*	4,000,000	$1.50	6,000,000
Investment in Alzamend initial public offering	2,000,000	$5.00	10,000,000
Open market purchases after initial public offering	457,000	$4.67	2,132,000
Unrealized loss in common stock of Alzamend			(5,625,000)
Investment in Alzamend common stock	6,947,000	$1.90	13,199,000
Investment in Alzamend options			31,000
Balance at December 31, 2021			$13,230,000

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the year ended December 31, 2022:

	Shares of	Per Share	Investment in
	Common Stock	Price	Common Stock
Balance at January 1, 2022	6,947,000	$1.90	$13,230,000
March 9, 2021 securities purchase agreement*	2,667,000	$1.50	4,000,000
Alzamend stock received for marketing services	933,000	$1.06	989,000
Open market purchases after initial public offering	868,000	$1.04	901,000
Unrealized loss in common stock of Alzamend			(12,671,000)
Investment in Alzamend common stock	11,415,000	$0.56	$6,449,000

*	Pursuant to the March 9, 2021 securities purchase agreement, in aggregate, Alzamend agreed to sell up to 6,666,667 shares of its common stock to Ault Lending for $10.0 million, or $1.50 per share, and issue to Ault Lending warrants to acquire 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. As of December 31, 2022, Ault Lending had funded the full $10.0 million.

Alzamend Marketing and Brand Development Services Agreement

On November 1, 2022, the Company entered into a contract with Alzamend, a related party, to provide marketing and brand development services. The contract is effective as of August 1, 2022, for a period of one year. The parties to the contract approved the contract on November 1, 2022, which is considered contract inception.

Alzamend issued 933,334 shares of its common stock to satisfy payment under the contract.

As the transaction consideration received by the Company is non-cash consideration in the form of shares of Alzamend common stock, changes in the fair value of the non-cash consideration due to form of the consideration (changes in the market price of Alzamend stock) are not included in the transaction price and therefore, are not included in revenue.

The Company will recognize revenue of approximately $1.0 million over the period from contract inception to the end of the contract term based on the number of shares received and the trading price of Alzamend stock at contract inception. As of December 31, 2022, the Company has recognized approximately $0.2 million in related party revenue and recorded $0.8 million as a contract liability related to this agreement.

14. INVESTMENT IN UNCONSOLIDATED ENTITY – AVLP

Equity Investments in Unconsolidated Entity – AVLP

Equity investments in an unconsolidated entity, AVLP, at December 31, 2021, were comprised of the following:

Investment in Promissory Notes

	Interest	December 31,
	rate	2021
Investment in convertible promissory note	12%	$17,799,000
Investment in promissory note - Alpha Fund	8%	3,600,000
Accrued interest receivable*		2,092,000
Other		600,000
Total investment in promissory notes, gross		24,091,000
Less: provision for loan losses		(2,000,000)
Total investment in promissory note		$22,091,000

* During the year ended December 31, 2021, no interest income was recognized from the Company’s investment in AVLP.

Investment in Common Stock and Warrants

December 31,
2021
Investment in common stock and warrants	$39,000

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, AVLP, during the years ended December 31, 2022 and 2021:

	Investment in	Investment in
	warrants and	promissory notes	Total
	common stock	and advances	investment
Balance at January 1, 2021	$5,486,000	$10,471,000	$15,957,000
Investment in convertible promissory notes	-	7,344,000	7,344,000
Fair value of warrants	2,786,000	-	2,786,000
Unrealized loss in warrants	(7,772,000)	-	(7,772,000)
Unrealized gain in common stock	(150,000)	-	(150,000)
Loss from equity investment	(311,000)	-	(311,000)
Accretion of discount	-	4,210,000	4,210,000
Accrued interest	-	66,000	66,000
Balance at December 31, 2021	39,000	22,091,000	22,130,000
Investment in convertible promissory notes	-	2,200,000	2,200,000
Loss from equity investment	(39,000)	(885,000)	(924,000)
Accrued interest	-	143,000	143,000
Loss on remeasurement upon conversion	-	(2,700,000)	(2,700,000)
Conversion of AVLP convertible promissory notes	-	(17,040,000)	(17,040,000)
Elimination of intercompany debt after conversion	-	(3,809,000)	(3,809,000)
Balance at December 31, 2022	$-	$-	$-

15. INVESTMENTS IN LIMITED PARTNERSHIP

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership related to an investment in a hotel in New York City that opened for operations in 2022. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. As of December 31, 2022, the Company had invested an aggregate of $1.9 million in the NY Partnership. The Company has no further required funding obligations related to the hotel. This investment does not have a readily determinable fair value and has been measured at cost.

16. CONSOLIDATED VARIABLE INTEREST ENTITY - ALPHA FUND

Alpha Fund – Consolidated Variable Interest Entity

As of December 31, 2022 and 2021, the Company held an investment in the Alpha Fund. Alpha Fund operates as a private investment fund. The general partner of Alpha Fund, Ault Alpha GP LLC (“Alpha GP”) is owned by Ault Capital Management LLC (the “Investment Manager”), which also acts as the investment manager to Alpha Fund. The Investment Manager is owned by Ault & Company. Messrs. Ault, Horne, Nisser and Cragun, who serve as executive officers and/or directors of the Company, are executive officers of the Investment Manager, and Messrs. Ault, Horne and Nisser are executive officers and directors of Ault & Company.

As of December 31, 2022, Ault Lending subscribed for $33 million or approximately 100% of the limited partnership interests in Alpha Fund, the full amount of which was funded, an increase of $16 million from the $17 million subscribed and funded as of December 31, 2021. These investments are subject to a rolling five-year lock-up period, provided that after three years, Alpha GP will waive 24 months of the lock-up period upon receipt of written notice from an executive officer of the Company that a withdrawal of capital is required to prevent a going concern opinion from the Company’s auditors, under the terms of Alpha Fund’s partnership agreement and side letter entered into between the Company and Alpha Fund.

The Company consolidates Alpha Fund as a variable interest entity (a “VIE”) due to its significant level of influence and control of Alpha Fund, the size of its investment, and its ability to participate in policy making decisions, the Company is considered the primary beneficiary of the VIE.

Investments by Alpha Fund – Treasury Stock

As of December 31, 2022, Alpha Fund owned 48,086,223 shares of the Company’s common stock and 91,184 shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”), accounted for as treasury stock as of December 31, 2022.

17. BUSINESS COMBINATIONS

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

The tradenames and patents/developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates of 20% for patents and developed technology and 0.25% for trademarks. The resulting net annual royalty payments are then discounted to present value using a discount factor of 24.6%.

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. The goodwill resulting from this acquisition is not tax deductible.

The Company invested in AVLP based on the potential global impact of the novel technology of AVLP. AVLP has developed a novel cost effective and environmentally friendly material synthesis technology for textile applications. AVLP’s Multiplex Laser Surface Enhancement is a unique technology that has the ability to treat both natural and synthetic textiles for a wide variety of functionalities, including dyeability and printing enhancements, hydrophilicity, hydrophobicity, fire retardancy and anti-microbial properties. The use of water, harmful chemicals and energy is significantly reduced in comparison to conventional textile treatment methods.

The following table presents the allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

Allocation
Total purchase consideration	$22,143,000
Fair value of non-controlling interest	7,790,000
Total consideration	$29,933,000

Identifiable net liabilities assumed:
Cash	$1,245,000
Prepaid expenses and other current assets	55,000
Property and equipment	5,057,000
Intangible asset - patents/developed technology (not yet placed in service; upon being placed in service, 7 year estimated useful life)	23,984,000
Intangible asset - trademarks (9 year estimated useful life)	816,000
Accounts payable and accrued expenses	(4,689,000)
Deferred tax liability	(5,000,000)
Convertible notes payable, principal	(10,104,000)
Net assets assumed	11,364,000
Goodwill	$18,569,000

The Company consolidates the results of AVLP on a one-month lag, therefore the statements of operations include results for AVLP for the six months ended November 30, 2022.

AVLP Related Party Transaction

During the period from June 2022 to November 2022, MTIX Ltd., a subsidiary of AVLP, incurred fees of $0.3 million from 313M Technology Ltd, a UK Company, (“313M”) for the use of facilities and personnel. The Managing Director of 313M is Kristina Mistry, the daughter of Pravin Mistry, a director of AVLP and the Chief Executive Officer of MTIX Ltd.

Overview of SMC Acquisition

Beginning in June 2022, the Company, through its subsidiary Ault Lending, began making open market purchases of SMC common stock. These purchases granted the Company a greater than 20% effective ownership on June 9, 2022, and subsequently, on June 15, 2022, the Company owned more than 50% of the issued and outstanding common stock of SMC. The Company’s ownership of SMC stood at approximately 57% as of December 31, 2022.

SMC is a NASDAQ-listed global leader in consumer karaoke products. This strategic acquisition aligns with the Company’s initiatives to expand its presence in the hospitality and entertainment industry. SMC leverages a top-tier global distribution network through major mass merchandisers and online retailers. The Company intends to capitalize on its existing relationships and sourcing capabilities to extend SMC’s reach and product offerings, with the goal of increasing market share and revenues.

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

The trade names and developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates between of 0.5% and 1.0% to the prospective revenue attributable to the intangible asset. The resulting net annual royalty payments are then discounted to present value using a discount factor of 12.0%.

The Company determined an estimated fair value of customer relationships using an income approach utilizing a discounted cash flow methodology. The analysis included assumptions regarding the development of new businesses and 3% organic growth rates, a discount rate of 12% using a weighted average cost of capital analysis, and capital expenditure requirements associated with any new initiatives developed by SMC. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are therefore considered Level 3 fair value measurements.

The goodwill resulting from this acquisition is not tax deductible.

The following table presents the allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

Allocation
Total purchase consideration	$10,517,000
Fair value of non-controlling interest	10,336,000
Total consideration	$20,853,000

Identifiable net assets acquired:
Cash	$2,278,000
Accounts receivable	9,891,000
Prepaid expenses and other current assets	673,000
Inventories	12,840,000
Property and equipment, net	529,000
Right-of-use assets	1,073,000
Other assets	83,000
Intangible assets:
Trade names (10 year estimated useful life)	2,470,000
Customer relationships (10 year estimated useful life)	1,380,000
Proprietary technology (3 year estimated useful life)	600,000
Accounts payable and accrued expenses	(10,052,000)
Notes payable	(2,972,000)
Lease liabilities	(1,124,000)
Net assets acquired	17,669,000
Goodwill	$3,184,000

Overview of GIGA Acquisition

On September 8, 2022, GIGA acquired 100% of the capital stock of Gresham Worldwide, Inc. (“GWW”) from the Company in exchange for 2.92 million shares of GIGA’s common stock and 514.8 shares of GIGA’s Series F Convertible Preferred Stock (“Series F”) that are convertible into an aggregate of 3.96 million shares of GIGA’s common stock. GIGA also assumed GWW’s outstanding equity awards representing the right to receive up to 749,626 shares of GIGA’s common stock, on an as-converted basis. The transaction described above resulted in a change of control of GIGA. Assuming the Company was to convert all of the Series F, the common stock owned by the Company after such conversion would result in the Company owning approximately 71.2% of GIGA’s outstanding shares.

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

The Company believes there are synergies between GIGA and GWW. GIGA manufactures specialized electronics equipment for use in both military test and airborne operational applications. GIGA focuses on the design and manufacture of custom microwave products for military airborne, sea, and ground applications as well as the design and manufacture of high-fidelity signal simulation and recording solutions for RADAR and electronic warfare test applications. GIGA’s results of operations subsequent to the acquisition are included in the Company’s GIGA defense business segment.

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

The total purchase price to acquire GIGA has been allocated to the assets acquired and assumed liabilities based upon estimated fair values, with any excess purchase price allocated to goodwill. The goodwill resulting from this acquisition is not tax deductible. The fair value of the acquired assets and assumed liabilities as of the date of acquisition are based on reports from a third-party valuation expert.

The purchase price allocation is as follows:

Allocation
Total purchase consideration	$6,763,000
Fair value of non-controlling interest	2,735,000
Total consideration	$9,498,000

Identifiable net assets acquired (liabilities assumed):
Cash	$107,000
Trade accounts receivable	536,000
Inventories	2,930,000
Prepaid expenses	116,000
Accrued revenue	363,000
Property and equipment	331,000
Right-of-use asset	370,000
Other long-term assets	446,000
Accounts payable	(2,831,000)
Loans payable, net of discounts and issuance costs	(387,000)
Accrued payroll and benefits	(1,488,000)
Lease obligations	(491,000)
Other current liabilities	(368,000)
Other non-current liabilities	(17,000)
Net liabilities assumed	(383,000)
Goodwill	$9,881,000

Overview of Circle 8 Acquisition

On November 17, 2022, Circle 8 (“Buyer”), a wholly owned subsidiary of Circle 8 Holdco LLC entered into an asset purchase agreement (“Circle 8 Purchase Agreement”) with Circle 8 Crane Services, LLC (“Seller”), to acquire substantially all of Circle 8’s operating assets and the recapitalization of the business into Circle 8. The Company has a 65% direct ownership in Circle 8 Holdco LLC and a 5.8% indirect ownership via Circle 8 Crane GP.

In accordance with the Circle 8 Purchase Agreement, on December 16, 2022 (“Closing Date”), the Buyer completed the acquisition and obtained control of Circle 8. The aggregate purchase price consideration transferred from the Buyer to the Seller totaled $31.5 million which included (i) extinguishment of debt amounting to $29.2 million (ii) rollover equity issued to the seller with an estimated fair value of $0.6 million (iii) contingent consideration of $0.9 million and (iv) Seller’s transaction expenses of $0.7 million. The following summarizes the fair value of consideration transferred at the acquisition closing:

Extinguishment of debt	$29,234,000
Rollover equity	565,000
Contingent consideration – earn-out	922,000
Sellers transaction expenses reimbursement	742,000
Total consideration	$31,463,000

In conjunction with the acquisition, certain individuals of the Seller’s ownership group received rollover equity interest as purchase consideration. The rollover equity includes the Buyer issuing to the Seller 6,000 Class D interests in Circle 8 Holdco LLC, which is the sole owner of the equity interests of Circle 8. Management engaged a valuation specialist to estimate the fair value of the grants as of the Closing Date.

Pursuant to the terms of the Circle 8 Purchase Agreement, additional purchase consideration would be paid by the Buyers to the Sellers, contingent upon achievement of a minimum EBITDA threshold for a three-year earn-out measurement period beginning on the day following the Closing Date and ending on the date that is the 36-month anniversary of the Closing Date, which would then increase for additional EBITDA performance up to a maximum ceiling. Pursuant to the terms of the Circle 8 Purchase Agreement, the earn-out would be paid to the Sellers in an amount ranging from $0 up to $0.7 million based on a pro rata basis for incremental EBITDA results starting at a minimum of $5.7 million. The fair value of the earn-out was valued using the Monte Carlo Simulation which estimates the fair value based on an analysis of various future outcomes. As such the fair value measurement includes significant unobservable inputs such as risk-adjusted discount rate and projected results of operations over the earn-out period, and thus, represented a Level 3 measurement. The fair value of the earn-out as of the acquisition date was $0.9 million. To date, the year one earn-out measurement period has not been surpassed and thus, no cash payments have been made from the Buyers to the Sellers for contingent purchase consideration.

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASU 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination, the Company elected not to separately recognize intangible assets that would otherwise arise from customer-related intangible assets. The value of these intangible assets is effectively subsumed into goodwill.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date, with the exception of the deferred income tax assets acquired and liabilities assumed which are recognized and measured in accordance with ASC 740, Income Taxes. The excess of the fair value of purchase consideration over the values of the identifiable assets and liabilities is recorded as goodwill.

The acquisition resulted in the fair value of the net assets acquired exceeding the amount of consideration transferred, which occurred as a result of negotiations with the Seller at a time of depressed EBITA as well as imposing a requirement on the Seller to provide preliminary net working capital equal to or greater than $3.0 million without the ability for adjustments up or down. ASC 805 refers to this as a “bargain purchase” and requires the Buyer to recognize a gain for the amount that the values assigned to the net assets acquired exceed the consideration transferred and cannot recognize goodwill from the acquisition.

Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired, and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $0.8 million. The gain is included in the line item “gain from bargain purchase of business” in the consolidated statement of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets
Cash and cash equivalents	$290,000
Trade receivable, net	4,334,000
Prepaids and other current assets	1,185,000
Inventory	24,000
Property and equipment, net	36,395,000
Right-of-use assets	1,558,000
Intangible assets – trade name (10 year estimated useful life)	1,030,000
Intangible assets – customer relationships (8 year estimated useful life)	1,290,000
Other non-current assets	17,000
Total Assets	$46,123,000

Liabilities
Accounts payable	$(548,000)
Accrued payroll and benefits	(186,000)
Operating lease liabilities - current	(436,000)
Other current liabilities	(855,000)
Notes payable - Equipment notes	(10,685,000)
Operating lease liabilities - non current	(1,144,000)
Total Liabilities	$(13,854,000)

Net assets acquired	$32,269,000

The fair value of the acquired trade accounts receivables approximates the carrying value due to the short-term nature of the expected timeframe to collect the amounts due and the contractual cash flows, which are expected to be collected related to these receivables.

As part of the purchase price allocation, the Company determined the identifiable intangible assets were: (i) trade name and (ii) customer relationships. The fair value of the intangible assets was estimated using variations of the income approach. Specifically, the relief from royalty method was utilized to estimate the fair value of the trade name and the multi-period excess earnings method was utilized to estimate the fair value of the customer relationships. The trade name relates to the overall consolidated group name and related industry recognition. The customer relationships represent a source of repeat business that is critical to the operations providing crane operators, engineering, custom rigging and transportation services for oilfield, construction, commercial and infrastructure markets. The discounted cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. These nonrecurring fair value measurements are primarily determined using unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy.

The consolidated financial statements include results of operations following the consummation of the acquisition for the period December 16, 2022, through December 31, 2022.

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2022 have been prepared as if the AVLP, SMC, GIGA and Circle 8 acquisitions had occurred on January 1, 2021. This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

	For the Year Ended
	December 31,
	2022	2021
Total revenues	$214,636,000	$135,582,000
Net loss attributable to Ault Alliance, Inc.	$(185,957,000)	$(17,966,000)

Asset Acquisitions During 2021

Acquisition of Michigan Cloud Data Center

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $4.0 million. The purchase price was paid by the Company using its own working capital. The facility is subject to a final corrective measures plan with the Environment Protection Agency. The seller performed remedial activities at the Michigan facility relating to historical soil and groundwater contamination and the Company is responsible for ongoing monitoring and final remediation plans. The Company’s estimated cost of the environmental remediation obligation is approximately $0.4 million and reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and the Company’s time frame for remediation. The Company may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

Acquisition of Hotels

On December 22, 2021, the Company, through AGREE, acquired four hotel properties for $71.3 million consisting of a 136-room Courtyard by Marriott, a 133-room Hilton Garden Inn and a 122-room Residence Inn by Marriott in Middleton, WI, as well as a 135-room Hilton Garden Inn in Rockford, IL.

The allocation of the purchase price of the hotel acquisitions is based on the estimated fair value of the assets acquired. The Company accounted for these transactions as acquisitions of assets.

The Company has performed a valuation analysis of the fair market value of the assets acquired. The accounted for these transactions as acquisitions of assets. The following table summarizes the allocation of the purchase price as of the date of the Acquisition. The purchase price consisted of $69.2 million paid to the seller and $2.1 million of direct transaction costs.

Land and improvements	$9,021,000
Building improvements	60,265,000
Furniture, fixtures and equipment	2,048,000
Assets acquired	$71,334,000

Acquisition of St. Peterburg Land

On December 30, 2021, the Company, through Third Avenue Apartments, LLC, a wholly owned subsidiary of AGREE Madison, LLC (“AGREE Madison”), a wholly owned subsidiary of AGREE, acquired certain real property located at the southeast corner of 5th Street North and 3rd Avenue North in St. Petersburg, Florida. The purchase price for the property was $15.5 million. The Company has obtained permits to develop the property for a high-rise multi-family project.

18. EXECUTIVE CHAIRMAN RELOCATION BENEFIT

On February 23, 2021, as part of a relocation benefit for the Company’s Executive Chairman, Milton C. Ault, III, related to the Company moving its corporate headquarters from Newport Beach, CA to Las Vegas, NV, the Company agreed to purchase Mr. Ault’s California residence for $2.7 million. The transaction was structured such that upon the closing of the subsequent sale of the residence, the Company shall have not recognized a gain or a loss on the transaction. The Company and Mr. Ault agreed to escrow $0.3 million of the purchase price in the event of a loss on the subsequent sale of the residence. During April 2021, the Company entered into an agreement for the subsequent sale of the residence, which closed on April 19, 2021.

19. STOCK-BASED COMPENSATION

The Company provides stock-based compensation to directors, employees and consultants under the 2021 Stock Incentive Plan, which was approved by stockholders on August 13, 2021 at the 2021 Annual Meeting of Stockholders and which reserved 7.5 million shares of common stock for grant of awards under the plan. The 2022 Stock Incentive Plan, was approved by stockholders on November 23, 2022 at the 2022 Annual Meeting of Stockholders which reserved 75 million shares of common stock for grant of awards under the plan.

Options granted under the plan have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the plan are subject to a vesting period determined at the date of grant. As of December 31, 2022, an aggregate of 78.1 million shares of the Company’s common stock were available for future grant.

The options outstanding as of December 31, 2022, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.15 - $2.62	3,160,000	8.75	$2.34	1,192,092	$2.36
$480 - $560	819	2.99	$535.27	819	$535.27
$1,208 - $1,352	25	1.25	$1,336.00	25	$1,336.00
$2.15 - $1,352	3,160,844	8.75	$2.49	1,192,936	$2.75

Issuances outside of the Plan
1.79	850,000	7.72	$1.79	850,000	$1.79
$2.46 - $2.55	1,800,000	8.32	$2.55	898,766	2.55
$1.79 - $2.55	2,650,000	8.13	$2.31	1,748,766	$2.18

Total Options
$1.79 - $1,352	5,810,844	8.47	$2.40	2,941,702	$2.41

The total stock-based compensation expense related to stock options and stock awards issued to the Company’s employees, consultants and directors, included in reported net loss for the year ended December 31, 2022 and 2021, was comprised as follows:

	Year Ended December 31,
	2022	2021
General and administrative	$7,147,000	$7,750,000
Total stock-based compensation	$7,147,000	$7,750,000

A summary of option activity under the Company’s stock option plans as of December 31, 2022 and 2021, and changes during the years ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Options	Price	Life (years)	Value
January 1, 2021	6,693	925	$564	4.9	$0
Authorized	7,500,000	-
Stock options granted	(3,395,000)	3,395,000	$2.35
Restricted stock awards	(1,270,000)	-
Forfeited	6	(6)	$1,352
December 31, 2021	2,841,699	3,395,919	$2.52	9.8	$0
Authorized	75,000,000	-
Forfeited	235,075	(235,075)	$2.66
December 31, 2022	78,076,774	3,160,844	$2.49	8.7	$0

As of December 31, 2022, there was $5.7 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

GWW Stock-Based Compensation

On May 25, 2021, GWW issued its executives options to purchase an aggregate total of 100,000 shares of GWW Class A common stock, at an exercise price per share of $14.64. The options vest over a four-year period. Additionally, the executives were granted a restricted stock award to acquire an aggregate of 50,000 shares of GWW Class A common stock, vesting annually over a three-year term. The stock-based compensation expense related to the options included in reported net loss for the years ended December 31, 2022 and 2021 was $0.2 million and $0.6 million, respectively, based on the estimated fair value of the options on the date of issuance. As of December 31, 2022, there was $0.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements with Messrs. Read and Long. That cost is expected to be recognized over a weighted average period of 1.5 years.

20. WARRANTS

A summary of warrant activity for the years ended December 31, 2022 and 2021 is presented below.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	3,315,560	$6.19	4.3
Granted	18,665,252	2.47
Forfeited	(397)	8.00
Exercised	(1,965,628)	2.42
Outstanding at December 31, 2021	20,014,787	3.09	4.7
Granted	9,066,666	0.60
Forfeited	(3,998)	607.30
Exercised	(13,548,421)	2.22
Outstanding at December 31, 2022	15,529,034	$2.24	3.9

The following table summarizes information about common stock warrants outstanding at December 31, 2022:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.00	6,500	1.25	$0.00	6,500	$0.00
$0.45 - $2.50	15,454,885	3.91	$1.38	15,454,885	$1.38
$8.80 - $19.80	53,055	1.39	$12.78	53,055	$12.78
$480 - $920	12,227	0.34	$774.63	12,227	$774.63
$1,040 - $2,000	2,367	0.18	$1,404.85	2,367	$1,404.85
$0.00 - $2,000.00	15,529,034	3.89	$2.24	15,529,034	$2.24

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

Warrant Issuances During 2022

On November 7, 2022, the Company issued warrants to purchase 4,533,334 shares of common stock at exercise price equal to $0.45 per share and warrants to purchase 4,533,334 shares of common stock at exercise price equal to $0.75 per share, subject to adjustment in connection with the issuance of secured promissory notes in the aggregate principal face amount of $18.9 million (see Note 24).

The Company has valued the warrants issued at their date of grant utilizing the Black-Scholes option pricing model. This model is dependent upon several variables such as the warrants’ remaining contractual term, exercise price, current stock price, risk-free interest rate and estimated volatility of the Company’s stock over the contractual term of the warrants. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the contractual life of the warrants.

The Company utilized a variety of pricing models and the weighted average assumptions used during the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Exercise price	$0.60	$2.29
Contractual term in years	4.0	4.7
Volatility	176%	150%
Dividend yield	0%	0%
Risk-free interest rate	4.5%	1.0%

21. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at December 31, 2022 and 2021 consisted of:

	December 31,
	2022	2021
Accounts payable	$21,347,000	$6,902,000
Accrued payroll and payroll taxes	9,939,000	5,027,000
Accrued lender profit participation rights	6,000,000	-
Interest payable	3,207,000	187,000
Accrued legal	3,168,000	2,637,000
Advances from related parties	352,000	-
Financial instrument liabilities	651,000	4,249,000
Other accrued expenses	17,980,000	3,753,000
Total liabilities	$62,644,000	$22,755,000

Accrued Lender Profit Participation Rights

The accrued lender profit participation rights relate to the November 18, 2022 secured promissory notes. The secured promissory notes have a security interest in certain marketable securities to be acquired by BNI (the “Participation Collateral”). When the Company sells the Participation Collateral, the Company is required to give the investors a profits participation interest equal to 45% of the realized gains. The Company estimated the profit participation right resulting in a $6.0 million estimated liability based on 45% of the expected realized gain as of December 31, 2022.

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

The financial instruments were valued using a variety of pricing models with the following valuation assumptions for the year ended December 31, 2021:

December 31, 2021
Stock price	$2.50
Exercise price	$2.50
Contractually defined remaining term	5.0
Contractually defined volatility	135%
Dividend yield	0%
Risk-free interest rate	1.3%

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

The following table sets forth a summary of the changes in the estimated fair value of the financial instruments during the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Beginning balance	$4,249,000	$4,192,000
Recognition of financial instruments	-	4,239,000
Change in fair value	17,000	542,000
Extinguishment	(4,266,000)	(4,724,000)
Ending balance	$-	$4,249,000

Advances from Related Parties

As of December 31, 2022, the balance of advances from related parties was $0.3 million. This amount consists of unsecured, non-interest-bearing loans due on demand, which were borrowed in December 2022. $0.2 million of the balance was borrowed from Mr. Nisser, and $0.1 million was borrowed from Mr. Horne. These loans are not subject to written agreements.

22. INVESTMENT MARGIN ACCOUNTS PAYABLE

During the year ended December 31, 2021, the Company entered into leverage agreements on certain brokerage accounts. As of December 31, 2022 and 2021, outstanding borrowings on the leverage agreements on certain broker accounts were $0.8 million and $18.5 million, respectively. During the years ended December 31, 2022 and 2021, the interest expense on these borrowings was $72,000 and $55,000, respectively.

23. LEASES

The Company has operating leases for office space. The Company’s leases have remaining lease terms of 12 months to 9.5 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Operating right-of-use assets	$8,419,000	$5,243,000
Operating lease liability - current	2,975,000	1,123,000
Operating lease liability - non-current	5,836,000	4,213,000

The components of lease expenses for the years ended December 31, 2022 and 2021, were as follows:

	Year Ended December 31,
	2022	2021
Operating lease cost	$2,716,000	$1,406,000
Short-term lease cost	-	-
Variable lease cost	-	-

The following tables provides a summary of other information related to leases for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,554,000	$1,008,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,791,000	$1,875,000
Weighted-average remaining lease term - operating leases	4.1 years	6.1 years
Weighted-average discount rate - operating leases	7.0%	8.0%

Maturity of lease liabilities under the Company’s non-cancellable operating leases as of December 31, 2022, were as follows:

Payments due by period
2023	$3,556,000
2024	2,394,000
2025	1,896,000
2026	1,027,000
2027	376,000
Thereafter	1,144,000
Total lease payments	10,393,000
Less interest	(1,582,000)
Present value of lease liabilities	$8,811,000

24. NOTES PAYABLE

Notes payable at December 31, 2022 and 2021, were comprised of the following.

	Interest rate	Due date	December 31, 2022	December 31, 2021
Short-term notes payable	5.0%	January 3, 2023	$700,000	$118,000
10% original issue discount senior secured notes			-	65,972,000
AGREE Madison secured construction loans	7.0%	January 1, 2025	62,395,000	55,055,000
SMC line of credit	8.0%	October 14, 2025	1,761,000	-
SMC installment notes	7.6%	June 18, 2024	158,000	-
SMC line of credit	8.4%	December 16, 2025	14,724,000	-
SMC line of credit	7.2%	November 16, 2026	10,677,000	-
XBTO note payable	12.5%	December 30, 2023	2,749,000	-
16% senior secured promissory note	16.0%	March 16, 2023	17,456,000	-
3% secured promissory notes	3.0%	May 18, 2023	5,672,000	-
8.5% secured promissory notes	8.5%	May 7, 2024	17,389,000	-
10% secured promissory notes	10.0%	August 10, 2023	8,789,000	-
Short-term bank credit facilities	4.4%	Renews monthly	1,702,000	960,000
Total notes payable			$144,172,000	$122,105,000
Less:
Unamortized debt discounts			(13,087,000)	(27,496,000)
Total notes payable, net			$131,085,000	$94,609,000
Less: current portion			(39,621,000)	(39,554,000)
Notes payable – long-term portion			$91,464,000	$55,055,000

During the years ended December 31, 2022 and 2021, the Company recorded amortization of debt discounts of $30.0 million and $7.3 million, respectively.

Notes Payable Maturities

The contractual maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of December 31, 2022 were:

Year
2023	$51,069,000
2024	13,807,000
2025	64,132,000
2026	15,164,000
$144,172,000

December 2021 Secured Promissory Notes

On December 30, 2021, the Company entered into a securities purchase agreement with certain sophisticated investors providing for the issuance of:

•	secured promissory notes (the “Secured Promissory Notes”) that bear interest at 8% per annum with an aggregate principal face amount of approximately $66 million including a 10% original issue discount;

•	five-year warrants to purchase an aggregate of 14,095,350 shares of the Company’s common stock at an exercise price of $2.50, subject to adjustment; and

•	five-year warrants to purchase an aggregate of 1,942,508 shares of Common Stock (the “Class B Warrant Shares”) at an exercise price of $2.50 per share, subject to adjustment. The Class B Warrant Shares are deemed to be a derivative instrument.

In March 2022, the $66 million Secured Promissory Notes were repaid and the Company fully amortized the related debt discount of $26.3 million, which is included within interest expense on the consolidated statements of operations.

AGREE Madison Construction Loan Agreements

On December 22, 2021, AGREE Madison, through various wholly owned subsidiaries, entered into construction loan agreements. The outstanding balances under the construction loans was $62.4 million as of December 31, 2021. The construction loans are due on January 1, 2025, but may be extended for two additional 12-month terms, subject to certain terms and conditions as set forth in the construction loan agreements. The loans accrue interest at a rate equal to the greater of (i) the LIBOR Rate plus 675 basis points or (ii) 7% per annum. The AGREE Madison subsidiaries will make monthly installment payments of interest only, starting January 1, 2022. Ault Alliance also provided a completion guaranty to the lenders for the completion of the property improvement plans.

10% Secured Promissory Notes

On August 10, 2022, the Company, through its BNI subsidiary, entered into a note purchase agreement providing for the issuance of secured promissory notes with an aggregate principal face amount of $11.0 million and an interest rate of 10%. The purchase price (proceeds to the Company) for the secured promissory notes was $10.0 million. The secured promissory notes have a security interest in $10 million of marketable securities and investments and certain Bitcoin mining equipment with a carrying amount of $23.1 million. The secured promissory notes are further secured by a guaranty provided by the Company, Ault Lending and by Milton C. Ault, the Executive Chairman of the Company.

The maturity date of the secured promissory notes is August 10, 2023. The Company is required to make monthly payment (principal and interest) of $1.0 million on the tenth calendar day of each month, starting in September 2022. Provided that the Company makes the first six monthly payments in full and on a timely basis, after six months, the Company may elect to pay a forbearance fee of $0.3 million in lieu of a monthly payment, which would extend the maturity date of the related secured promissory notes by one month for each forbearance. The Company may not elect forbearance in consecutive months.

On November 18, 2022, the Company’s BNI subsidiary entered into an amendment to the 10% secured promissory notes issued on August 10, 2022, whereby the investors permitted the Company to (i) elect to utilize one of the six monthly forbearances under the notes for the November 2022 monthly payment and (ii) make the forbearance payment with the December 2022 monthly payment.

As of December 31, 2022, the Company was in default under the terms of the 10% secured promissory notes because it did not hold the required $1.0 million worth of Bitcoin as collateral. However, the lenders granted the Company a waiver for this default. The 10% secured promissory notes were subsequently retired in March 2023 and replaced with preferred shares, as described in Note 33 – Subsequent Events.

SMC Credit and Security Agreement with Fifth Third Bank

On October 14, 2022, SMC entered into a Credit and Security Agreement (the “Credit Agreement”) with Fifth Third Bank, National Association, as Lender (“Fifth Third”) replacing SMC’s credit facilities with Crestmark Bank and Iron Horse Credit that were terminated by the Company on October 13, 2022. The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15.0 million decreased to $7.5 million during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025.

As of December 31, 2022, SMC was in default under the Credit Agreement due to non-compliance with the fixed charge coverage ratio covenant primarily due to SMC’s decrease in revenue in the fourth quarter of 2022 and increased general and administrative expenses. To date, Fifth Third has not taken action to accelerate SMC’s obligations under the Credit Agreement and SMC is currently in negotiations with Fifth Third to obtain a waiver and renegotiate the fixed charge coverage ratio covenant. There can be no assurance that the negotiations will be successful and that Fifth Third will grant SMC a waiver or renegotiate the covenant.

The SMC debt is secured by a perfected security interest in all SMC assets including a first-priority security interest in SMC accounts receivable and inventory.

Secured Debt Financing

On November 7, 2022, the Company and certain of its subsidiaries borrowed $18.9 million of principal amount of term loans (the “Loans”) from certain institutional investors (the “Financing”). The Loans mature in 18 months from issuance, which may be extended to 24 months, accrue interest at the rate of 8.5% per annum and are secured by certain assets of the Company and various subsidiaries. Starting in January 2023, the lenders have the right to require the Company to make monthly payments of $0.6 million, which will increase to $1.1 million in November 2023. The Loans were issued with an original issue discount of $1.89 million.

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

16% Secured Promissory Notes

On December 16, 2022 the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Initial Investor”) providing for the issuance of a secured promissory note with an aggregate principal face amount of $14.7 million (the “Financing”). On December 29, 2022, the Company and the Initial Investor entered into an amended and restated amendment to the SPA (the “Amendment”), pursuant to which the total amount of the Financing was increased to $17.5 million and the Company sold an additional Note to a second accredited investor (the “Subsequent Investor” and together with the Initial Investor, the “Investors”).

Under the SPA, the Company shall repay, while the Note remains outstanding, (i) eighty percent (80%) of the proceeds it may receive from any financing conducted, other than at-the-market offerings and (ii) one hundred percent (100%) of the proceeds it may receive from the sale of marketable securities by Ault Lending. In addition, if Third Avenue Apartments, LLC sells the property it owns in St. Peterburg, Florida, the Company shall use the net proceeds from the sale of such property in excess of $10 million to repay the Note.

In addition, the Company agreed to issue 11,605,913 shares of the Company’s common stock (the “Registrable Shares”) to the Investor in exchange for the cancellation of all outstanding warrants previously issued to the Investor, which warrants were exercisable for 11,605,913 shares of the Company’s common stock. The Company agreed to file a registration statement on Form S-3 to register the Registrable Shares and certain other shares owned by the Investor within ten (10) days of the Closing Date. The Company agreed to pay the Investor liquidated damages of approximately $0.1 million per month that the Registrable Shares have not been registered.

Pursuant to the SPA, the Company, Ault Lending, BNI and Esousa Group Holdings, LLC, as the collateral agent on behalf of the Investors entered into a security agreement (the “Security Agreement”), pursuant to which (i) BNI granted to the Investor a security interest in 12,000 Bitcoin miners and (ii) Ault Lending granted to the Investor a security interest in, among other items, substantially all of the Ault Lending’s deposit accounts, securities accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom (the “Assets”), as set forth in the Security Agreement, except for assets previously granted security interests to other parties.

The Notes are further secured by a guaranty (the “Guaranty”) provided by Ault Lending, BNI, Ault & Company, an affiliate of the Company, as well as by Milton C. Ault, the Company’s Executive Chairman and the Chief Executive Officer of Ault & Company.

The Notes have a principal face amount of $17.5 million and bear interest at 16% per annum. The maturity date of the Notes is March 16, 2023, although if the Company repays at least $14.3 million of principal payment on or before the maturity date, the Company may extend the maturity date by forty-five (45) days by paying a fee of 10% of the outstanding balance owed on the Notes as of the original maturity date. The Notes contain standard and customary events of default including, but not limited to, failure to make payments when due under the Notes, failure to comply with certain covenants contained in the Notes, or bankruptcy or insolvency of the Company. The Company may prepay any or all outstanding principal and accrued and unpaid interest at any time without penalty. The purchase price for the Notes was $16.1 million, of which $13.3 million was paid in cash, $1.8 million was a non-accountable expense allowance and $1.0 million was the forgiveness of cash owed to the Subsequent Investor for cashless exercise of warrants previously issued to the Subsequent Investor.

25. CONVERTIBLE NOTES

Convertible Notes Payable at December 31, 2022 and 2021, were comprised of the following:

	Conversion Price Per Share	Interest Rate	Due Date	December 31, 2022	December 31, 2021
Convertible promissory note	$4.00	4%	May 10, 2024	$660,000	$660,000
AVLP convertible promissory notes	$0.35 (AVLP stock)*	7%	August 22, 2025	9,911,000	-
Fair value of embedded options and derivatives				2,316,000	-
Less: Unamortized debt discounts				(111,000)	(192,000)
Total convertible notes payable, net of financing cost, long term				12,776,000	468,000
Less: current portion				(1,325,000)	-
Convertible notes payable, net of financing costs – long-term portion				$11,451,000	$468,000

*Subject to price adjustments upon certain contingent events

Significant inputs associated with the embedded option include an exercise price of $0.35, a remaining term of 2.7 years, a volatility factor of 75% and a risk free interest rate of 4%.

26. CONVERTIBLE NOTE – RELATED PARTY

On February 5, 2020, the Company issued an 8% convertible promissory note in the principal amount of $1.0 million to Ault & Company (the “Ault & Company Convertible Note”). The Ault & Company Convertible Note was convertible into Common Stock at a conversion price of $1.45 per share. During the year ended December 31, 2021, the Ault & Company Convertible Note was converted into 0.3 million shares in full satisfaction thereof. Related party interest expense for the year ended December 31, 2021 was $12,000.

27. COMMITMENTS AND CONTINGENCIES

Commitments

Advertising Sponsorship Agreement

The Company entered into an advertising sponsorship agreement. The sponsorship fee is $14 million for 2023, subject to certain termination provisions. The contract terminates on December 31, 2023.

Contingencies

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

As of December 31, 2022 the Company has accrued $3.2 million as a loss contingency related to litigation matters.

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

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, the Company has established a $1.3 million reserve, the amount of the unpaid portion of the purchase agreement, which is included in accounts payable and accrued expenses. An unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On or about November 28, 2022, the Company and Plaintiffs entered into a stipulation of settlement, which was further amended by the Company and Plaintiffs, by amendments dated, January 12, 2023, February 2, 2023, and February 23, 2023.

On or about December 12, 2022, Plaintiffs and Mr. Ault entered into a stipulation of discontinuance, pursuant to which, among other things, Plaintiffs dismissed all claims asserted against Mr. Ault in the action, with prejudice.

SEC Subpoena

The Company and certain affiliates and related parties have received several subpoenas from the SEC for the production of documents and testimony. The Company is fully cooperating with this non-public, fact-finding inquiry and management believes that the Company has operated its business in compliance with all applicable laws. The subpoenas expressly provide that the inquiry is not to be construed as an indication by the SEC or its staff that any violations of the federal securities laws have occurred, nor should they be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter. The Company recorded a $1.0 million loss contingency related to this matter.

 28. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25.0 million shares of Preferred Stock $0.001 par value. As of December 31, 2022, the Board has designated 1.0 million shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) and 2,000,000 shares as 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”). As of December 31, 2022, the rights, preferences, privileges and restrictions on the remaining authorized 21.5 million shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

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

2021 Issuances

2021 ATM Offering

On January 22, 2021, the Company entered into an At-The-Market Issuance Sales Agreement (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant Capital”) to sell shares of common stock having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “2021 ATM Offering”). On February 16, 2021, the Company filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the 2021 ATM Offering, as amended under the Sales Agreement to $125 million in the aggregate, inclusive of the up to $50 million in shares of common stock previously sold in the 2021 ATM Offering. On March 5, 2021, the Company filed a second amendment to the prospectus supplement with the SEC to further increase the amount of common stock that may be offered and sold in the 2021 ATM Offering, as amended under the Sales Agreement to $200 million in the aggregate, inclusive of the up to $125 million in shares of common stock previously sold in the 2021 ATM Offering. The offer and sale of shares of common stock from the 2021 ATM Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-251995) which became effective on January 20, 2021. Through December 31, 2021, the Company had received gross proceeds of $200 million through the sale of 52.6 million shares of common stock from the 2021 ATM Offering. The 2021 ATM Offering was terminated in December 2021.

Issuance of Common Stock for Conversion of Debt

During January 2021, the Company issued to Esousa Holdings, LLC an aggregate of 183,214 shares of the Company’s common stock upon the exchange of principal and interest in the amount of $0.2 million and $16,000, respectively. A loss on extinguishment of $0.2 million was recognized on the issuance of common stock based on the fair value of the Company’s common stock at the date of the exchanges.

Issuance of Common Stock for Convertible Promissory Note, Related Party

On May 12, 2021, the Company issued 275,862 shares of common stock to Ault & Company upon the conversion of $0.4 million of principal on an 8% convertible promissory note dated February 5, 2020.

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

Securities Purchase Agreement, Related Party

On June 11, 2021, the Company entered into a securities purchase agreement with Ault & Company. Under the terms of the agreement, Ault & Company agreed to purchase an aggregate of 1.0 million shares of the Company’s common stock for a total purchase price of $2.99 million, at a purchase price per share of $2.99, which was $0.05 per share above the closing stock price on June 10, 2021.

2022 Issuances

2022 ATM Offering – Common Stock

On February 25, 2022, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 Common ATM Offering”). As of December 31, 2022, the Company had sold an aggregate of 285.9 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $172.4 million.

Public Offering of Series D Preferred Stock

The Company has designated 2.0 million shares of preferred stock, par value $0.001 per share, of the Company as the Series D Preferred Stock.

On June 3, 2022, the Company announced the closing of its public offering of 144,000 shares of its Series D Preferred Stock at a price to the public of $25.00 per share. Gross proceeds from the offering were approximately $3.6 million, before deducting offering expenses. Net proceeds to the Company, after payment of commissions, non-accountable fees and offering expenses were $3.1 million.

2022 ATM Offering – Preferred Stock

On June 14, 2022, the Company entered into an At-The-Market equity offering program with Ascendiant Capital under which it may sell, from time to time, shares of its Series D Preferred Stock for aggregate gross proceeds of up to $46.4 million (the “2022 Preferred ATM Offering”). As of December 31, 2022, the Company had sold an aggregate of 28,838 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $0.5 million.

29. INCOME TAXES

The following is a geographical breakdown of income/loss before the provision for income tax, for the years ended December 31, 2022 and 2021:

	2022	2021
Pre-tax loss
U.S. Federal	$(189,899,000)	$(24,644,000)
Foreign	(4,419,000)	803,000
Total	$(194,318,000)	$(23,841,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2022	2021
Deferred tax asset:
Allowance for doubtful accounts	$439,000	$361,000
Unrealized losses	11,082,000	5,413,000
Obsolete inventory	2,816,000	375,000
Stock compensation	3,581,000	1,915,000
Other carryforwards	317,000	132,000
Net operating loss carryforwards	17,878,000	8,716,000
Lease liability	1,979,000	888,000
Impairment	22,822,000	560,000
Accrued expenses	3,648,000	2,157,000
Interest Expense	8,668,000	-
Other	404,000	-
Total deferred tax asset	73,634,000	20,517,000

Deferred tax liability:
Right-of-use assets	(1,865,000)	(857,000)
Fixed assets, net	(1,575,000)	(3,937,000)
Intangible assets, net	(6,638,000)	(256,000)
Bargain Gain/Loss	(225,000)	-
Total deferred income tax liabilities	(10,303,000)	(5,050,000)

Net deferred income tax assets	63,331,000	15,467,000
Valuation allowance	(63,304,000)	(15,467,000)
Deferred tax asset (liability), net	27,000	$-

At December 31, 2022, the Company had federal and state net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $23.7 million related to the year after December 31, 2017 that does not have an expiration under current tax law and $104.2 million that expire between 2029 and 2042 after application of limitation set forth in Section 382 of the Internal Revenue Code (“§382”). In accordance with §382, future utilization of the Company’s NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. The Company also maintains NOLs in various foreign jurisdictions.

At December 31, 2022, Ault Disruptive Technologies Corp, an entity not consolidated for income tax purposes, utilized its remaining NOLs. The Company has not completed a formal §382 study and completion of such an analysis in future periods may yield income tax provision impacts in subsequent financial statements.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all positive and negative evidence, including the Company’s generation of NOLs in current and prior periods, there is substantial doubt regarding the Company’s ability to utilize its deferred tax assets, therefore, the Company recorded a valuation allowance substantially against its deferred tax assets with the exception of Ault Disruptive Technologies Corp deferred tax assets which are more likely than not to be realized. For the year ended December 31, 2022, the valuation allowance increased by $47.8 million.

The net income tax provision (benefit) consisted of the following:

	2022	2021
Current
U.S. Federal	$244,000	$69,000
U.S. State	143,000	35,000
Foreign	132,000	26,000
Total current provision	519,000	130,000
Deferred
U.S. Federal	(4,977,000)	-
U.S. State	(27,000)	-
Foreign	0	-
Total deferred provision (benefit)	(5,004,000)	-
Total provision (benefit) for income taxes	$(4,485,000)	$130,000

The Company’s effective tax rates were 2.3% and (0.9%) for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. The reconciliation of income tax attributable to operations computed at U.S. Federal statutory income tax rates of 21% to income tax expense is as follows:

	2022	2021
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	7.3%	6.1%
Foreign rate differential	0.0%	0.3%
PPP forgiveness	0.0%	0.4%
Effect of change in valuation allowance	-22.1%	-26.0%
Permanent differences	-1.0%	-0.1%
Goodwill impairment	-1.4%	-
IRC Section 162(m) compensation limitation	-0.3%	-0.7%
Excess tax benefit - windfall/(shortfall)	-0.2%	0.7%
Other	-0.9%	-2.6%
Income tax benefit	2.3%	-0.9%

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2022 and 2021, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

In general, the Company’s statute of limitations remains open for various taxable years, in various U.S. federal, U.S. state and foreign jurisdictions. However, if and when the Company claims net operating loss carryforwards against future taxable income, those losses may be examined by taxing authorities. The Company will perform an analysis to determine the effect, if any, of these loss limitations rules on the NOL carryforward balances. Earnings in all foreign jurisdictions are permanently reinvested.

30. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for common stock, consisted of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Stock options	5,811,000	6,396,000
Restricted stock grants	-	2,775,000
Warrants	15,529,000	20,015,000
Convertible notes	165,000	165,000
Conversion of preferred stock	2,000	2,000
Total	21,507,000	29,353,000

31. SEGMENT AND CUSTOMERS INFORMATION

The Company has eight and six reportable segments and the holding company as of December 31, 2022 and 2021, respectively; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments and presented in accordance with ASC 280.

Segment information for the year ended December 31, 2022:

	GIGA	TurnOn Green	Fintech	BNI	AGREE	Ault Disruptive	SMC	Energy	Holding Co.	Total
Revenue	$30,255,000	$5,522,000	$239,000	$-	$-	$-	$24,224,000	$216,000	$-	$60,456,000
Revenue, cryptocurrency mining	-	-	-	16,693,000	-	-	-	-	-	16,693,000
Revenue, commercial real estate leases	-	-	-	1,105,000	-	-	-	-	-	1,105,000
Revenue, lending and trading activities	-	-	36,644,000	-	-	-	-	-	-	36,644,000
Revenue, crane operations	-	-	-	-	-	-	-	2,739,000		2,739,000
Revenue, hotel operations	-	-	-	-	16,697,000	-	-	-	-	16,697,000
Total revenues	$30,255,000	$5,522,000	$36,883,000	$17,798,000	$16,697,000	$-	$24,224,000	$2,955,000	$-	$134,334,000

Depreciation and amortization expense	$1,713,000	$497,000	$475,000	$12,396,000	$3,323,000	$-	$503,000	$505,000	$556,000	$19,968,000

Income (loss) from operations	$(13,951,000)	$(3,843,000)	$4,430,000	$(91,614,000)	$(691,000)	$(1,420,000)	$(4,973,000)	$(546,000)	$(27,560,000)	$(140,168,000)

Capital expenditures for the year ended December 31, 2022	$600,000	$266,000	$17,374,000	$80,799,000	$9,112,000	$-	$93,000	$31,000	$141,000	$108,416,000

Identifiable assets as of December 31, 2022	$38,520,000	$6,959,000	$82,944,000	$75,731,000	$98,495,000	$118,791,000	$27,508,000	$90,805,000	$16,311,000	$556,064,000

Segment information for the year ended December 31, 2021:

	GIGA	TurnOn Green	Fintech	BNI	AGREE	Ault Disruptive	Holding Company	Total
Revenue	$25,581,000	$5,346,000	$192,000	$-	$-	$-	$-	$31,119,000
Revenue, cryptocurrency mining, net	-	-	-	3,450,000	-	-	-	3,450,000
Revenue, commercial real estate leases	-	-	-	788,000	-	-	-	788,000
Revenue, lending and trading activities	-	-	16,854,000	-	-	-	-	16,854,000
Revenue, hotel	-	-	-	-	189,000	-	-	189,000
Total revenues	$25,581,000	$5,346,000	$17,046,000	$4,238,000	$189,000	$-	$-	$52,400,000

Depreciation and amortization expense	$876,000	$25,000	$-	$1,384,000	$138,000	$-	$55,000	$2,478,000

Income (loss) from operations	$(1,298,000)	$(1,518,000)	$3,794,000	$1,541,000	$(194,000)	$(20,000)	$(20,666,000)	$(18,361,000)

Capital expenditures for the year ended December 31, 2021	$947,000	$18,000	$-	$85,927,000	$86,884,000	$-	$217,000	$173,993,000

Identifiable assets as of December 31, 2021	$33,716,000	$4,601,000	$81,415,000	$99,590,000	$93,838,000	$119,335,000	$57,791,000	$490,286,000

32. CONCENTRATIONS OF CREDIT AND REVENUE RISK

2022 Concentrations of Credit and Revenue Risk

Accounts receivable are concentrated with a certain large customer. At December 31, 2022, one SMC customer in North America accounted for 14% of consolidated accounts receivable.

For the year ended December 31, 2022, one customer represented 16% and one customer represented 12% of consolidated revenues.

2021 Concentrations of Credit and Revenue Risk

For the year ended December 31, 2021, one customer attributable to Enertec represented 18% of consolidated revenues.

33. SUBSEQUENT EVENTS

2022 Common ATM Offering

During the period between January 1, 2023 through March 13, 2023, the Company sold an aggregate of 32.0 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $4.2 million. On March 13, 2023, the Company announced that effective March 17, 2023, the 2022 Common ATM Offering would be terminated and that the Company would not make any further sales thereunder, effective immediately.

2022 Preferred ATM Offering

During the period between January 1, 2023 through April 15, 2023, the Company sold an aggregate of 109,114 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $1.4 million.

Investments in Alpha Fund

During the period between January 1, 2023 through April 15, 2023, the Company purchased an additional $0.6 million of limited partnership interests in the Alpha Fund. As of April 15, 2023, the Company had subscribed for and funded $33.9 million of limited partnership interests in the Alpha Fund.

Investments by Alpha Fund

On December 29, 2022, Alpha Fund purchased 1.9 million shares of the Company’s common stock in open market transactions at an average purchase price of $0.10 per share, which stock purchase settled in January 2023.

Share Exchange Agreement with BMI

The Company entered into a Share Exchange Agreement (the “Agreement”) with BMI and sold to BMI all of the outstanding shares of capital stock of the Company’s subsidiary, BitNile.com, Inc. (“BitNile.com”) as well as the securities of Earnity, Inc. (“Earnity”) beneficially owned by BitNile.com as of the date of the Agreement (the “Transaction”). As consideration for the acquisition, BMI issued shares of preferred stock convertible into common stock of BMI representing approximately 92.4% of BMI’s outstanding common stock. Pending approval of the transaction by BMI’s shareholders, the preferred stock combined are subject to a 19.9% beneficial ownership limitation.

The holders of preferred stock will be entitled to receive dividends at a rate of 5% of the stated value of the preferred stock.

The Company is entitled to appoint three members to the board of directors of BMI, and following shareholder approval, a majority of the Board.

March 28, 2023 Security Purchase Agreement

On March 28, 2023, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), an aggregate of 100,000 shares of its preferred stock, with each such share having a stated value of $100.00 and consisting of (i) 83,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”), (ii) 1,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and (iii) 16,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock” and collectively, the “Preferred Shares”). The Preferred Shares will be convertible into shares of the Company’s common stock at the option of the holders and, in certain circumstances, by the Company.

Each share of Series E Preferred Stock and Series F Preferred Stock had a purchase price of $100.00, equal to each such share’s stated value. The purchase price of the Series E Preferred Stock and the Series F Preferred Stock was paid for by the Investors’ canceling outstanding secured promissory notes in the principal amount of $8.4 million, whereas the purchase price of the shares of Series G Preferred Stock consisted of accrued but unpaid interest on these notes, as well as other good and valuable consideration. Each Preferred Share is convertible into shares of the Company’s common stock at a conversion price equal to 85% of the closing sale price of the common stock on the trading day prior to the date of conversion, subject to a floor price of $0.10.

12% Term Note

On April 5, 2023, the Company issued a term note with a principal amount of $1.1 million, bearing an interest rate of 12%. The term note was issued at a discount, with net proceeds to the Company amounting to $1.0 million. The note is scheduled to mature on June 5, 2023. The Company has the option to extend the maturity date by one month, upon payment of a $30,000 extension fee. Ault & Company, a related party, guaranteed the term note.

Amendment to 16% Secured Promissory Note

On April 6, 2023, the Company entered into an amendment agreement, effective as of March 16, 2023, with the Initial Investor related to the December 2022 16% secured promissory note extending the due date on the note to May 31, 2023, which will automatically extend to June 30, 2023 if the Company repays the balance outstanding on the note as of the extension date, which was $8.3 million, by May 31, 2023. The Company agreed to increase the principal amount of the note by approximately $2.0 million, reflecting a $1.7 million extension fee and $0.4 million of liquidated damages for failure to obtain an effective registration statement.

