Form 10-K/A
period 2022-12-31
Ault Alliance, Inc.
filed 2023-05-22
CIK 896493

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Ault Alliance, Inc., (the “Company”) for the year ended December 31, 2022 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 17, 2023. This Report only amends and restates Item 8 of Part II of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report, or to modify or update those disclosures affected by subsequent events. In addition, the exhibit list in Item 15 of Part IV has been updated only to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Amendment as Exhibit 31.1, 31.2 and 32.1.

The Amendment is being filed to correct an error in classification with respect to the redeemable noncontrolling interests in equity of subsidiaries, 11,500,000 shares of Ault Disruptive common stock, and the corresponding asset, cash and marketable securities held in trust account. The noncontrolling interests were erroneously recorded in temporary equity and have been reclassified to correct for the error within current liabilities and the related asset, cash and marketable securities held in trust account, have been reclassified within current assets.

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

Dated:  May 22, 2023

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

May 22, 2023	/s/ Milton C. Ault, III
Milton C. Ault, III, Executive Chairman of the Board

May 22, 2023	/s/ William B. Horne
William B. Horne, Chief Executive Officer and Director

May 22, 2023	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

May 22, 2023	/s/ Howard Ash
Howard Ash, Director

May 22, 2023	/s/ Robert O. Smith
Robert O. Smith, Director

May 22, 2023	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

May 22, 2023	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

ITEM 8.	FINANCIAL STATEMENTS

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

Restatement of 2022 Financial Statements

As discussed in Note 1A to the financial statements, the accompanying financial statements as of and for the year ended December 31, 2022 have been restated.

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

New York, New York

April 17, 2023, except for the effects of the restatement discussed in Note 1A as to which date is May 22, 2023.

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

Tel-Aviv, Israel

April 17, 2023

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022 Restated	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,492,000	$15,912,000
Restricted cash	3,563,000	5,321,000
Cash and marketable securities held in trust account	118,193,000	-
Marketable equity securities, at fair value	6,590,000	40,380,000
Digital currencies	554,000	2,165,000
Accounts receivable	19,586,000	6,455,000
Accrued revenue	2,479,000	2,283,000
Inventories	22,080,000	5,482,000
Investment in promissory notes and other, related party	2,868,000	2,842,000
Loans receivable, current	7,385,000	13,337,000
Prepaid expenses and other current assets	11,711,000	15,436,000
TOTAL CURRENT ASSETS	205,501,000	109,613,000

Cash and marketable securities held in trust account	-	116,725,000
Intangible assets, net	34,786,000	4,035,000
Goodwill	27,902,000	10,090,000
Property and equipment, net	229,914,000	174,025,000
Right-of-use assets	8,419,000	5,243,000
Investments in common stock, related parties	6,449,000	13,230,000
Investments in other equity securities	42,494,000	30,482,000
Investment in unconsolidated entity	-	22,130,000
Loans receivable, non-current	208,000	1,000,000
Other assets	5,841,000	3,713,000
TOTAL ASSETS	$561,514,000	$490,286,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,644,000	$22,755,000
Investment margin accounts payable	767,000	18,488,000
Operating lease liability, current	2,975,000	1,123,000
Notes payable, net	39,621,000	39,554,000
Convertible notes payable, current	1,325,000	-
Redeemable noncontrolling interests in equity of subsidiaries, 11,500,000 shares of Ault Disruptive common stock at redemption value	117,993,000	-
TOTAL CURRENT LIABILITIES	225,325,000	81,920,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2022 Restated	December 31, 2021
LONG TERM LIABILITIES
Operating lease liability, non-current	5,836,000	4,213,000
Notes payable	91,464,000	55,055,000
Convertible notes payable	11,451,000	468,000
Deferred underwriting commissions of Ault Disruptive subsidiary	3,450,000	3,450,000

TOTAL LIABILITIES	337,526,000	145,106,000

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests in equity of subsidiaries, 11,500,000 shares of Ault Disruptive common stock at redemption value	-	116,725,000

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at December 31, 2022 and 2021 (liquidation preference of $176,000 as of December 31, 2022 and 2021)	-	-
Series B Convertible Preferred Stock, $10 stated value per share, share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at December 31, 2022 and 2021 (liquidation preference of $1,190,000 at December 31, 2022 and 2021)	-	-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; shares authorized, 172,838 shares and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively (liquidation preference of $4,321,000 and $0 as of December 31, 2022 and 2021, respectively)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 382,247,203 and 84,344,607 shares issued and outstanding at December 31, 2022 and 2021, respectively	382,000	84,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	-	-
Additional paid-in capital	565,523,000	385,644,000
Accumulated deficit	(329,078,000)	(145,600,000)
Accumulated other comprehensive loss	(1,100,000)	(106,000)
Treasury stock, at cost	(29,235,000)	(13,180,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	206,492,000	226,842,000

Non-controlling interest	17,496,000	1,613,000

TOTAL STOCKHOLDERS’ EQUITY	223,988,000	228,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,514,000	$490,286,000

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

1 A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

This Amendment amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2022, that was originally filed with the U.S. Securities and Exchange Commission on April 17, 2023. This Amendment only corrects an error in classification with respect to the redeemable noncontrolling interests in equity of subsidiaries, 11,500,000 shares of Ault Disruptive common stock (“the Redeemable Interests”), and the corresponding asset, cash and marketable securities held in trust account (“Cash”).

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity,” the redemption value of the Redeemable Interests was classified as temporary equity upon the completion of Ault Disruptive’s initial public offering. However, absent an extension, Ault Disruptive was required to complete a business combination by December 20, 2022. The Company notified Ault Disruptive of its intention to extend the period that Ault Disruptive would have to consummate its initial business combination by three months from the initial deadline; however, payment of the required deposit of $1,150,000 was not made. As a result, the correct classification of the redemption value of the Redeemable Interests was within current liabilities. The Redeemable Interests were erroneously recorded in temporary equity and have been reclassified to correct for the error within current liabilities and Cash has been reclassified within current assets to correspond with the current liability classification of the Redeemable Interests. The Company has restated its Consolidated Balance Sheets, as reflected in the Company’s Consolidated Balance Sheet below, to correct this misclassification.

	For the Year Ended
	December 31, 2022
	As Reported	Adjustment	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,492,000		$10,492,000
Restricted cash	3,563,000		3,563,000
Cash and marketable securities held in trust account	-	118,193,000	118,193,000
Marketable equity securities	6,590,000		6,590,000
Digital currencies	554,000		554,000
Accounts receivable	19,586,000		19,586,000
Accrued revenue	2,479,000		2,479,000
Inventories	22,080,000		22,080,000
Investment in promissory notes and other, related party	2,868,000		2,868,000
Loans receivable, current	7,385,000		7,385,000
Prepaid expenses and other current assets	11,711,000		11,711,000
TOTAL CURRENT ASSETS	87,308,000	118,193,000	205,501,000

Cash and marketable securities held in trust account	118,193,000	(118,193,000)	-
Intangible assets, net	34,786,000		34,786,000
Goodwill	27,902,000		27,902,000
Property and equipment, net	229,914,000		229,914,000
Right-of-use assets	8,419,000		8,419,000
Investments in common stock, related parties	6,449,000		6,449,000
Investments in other equity securities	42,494,000		42,494,000
Investment in unconsolidated entity	-		-
Loans receivable, non-current	208,000		208,000
Other assets	5,841,000		5,841,000
TOTAL ASSETS	$561,514,000	$-	$561,514,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,644,000		$62,644,000
Investment margin accounts payable	767,000		767,000
Operating lease liability, current	2,975,000		2,975,000
Notes payable, net	39,621,000		39,621,000
Convertible notes payable, current	1,325,000		1,325,000
Redeemable noncontrolling interests in equity of subsidiaries, 11,500,000 shares of Ault Disruptive common stock at redemption value	-	117,993,000	117,993,000
TOTAL CURRENT LIABILITIES	107,332,000	117,993,000	225,325,000

	For the Year Ended
	December 31, 2022
	As Reported	Adjustment	As Restated
LONG TERM LIABILITIES
Operating lease liability, non-current	5,836,000		5,836,000
Notes payable	91,464,000		91,464,000
Convertible notes payable	11,451,000		11,451,000
Deferred underwriting commissions of Ault Disruptive subsidiary	3,450,000		3,450,000

TOTAL LIABILITIES	219,533,000	117,993,000	337,526,000

COMMITMENTS AND CONTINGENCIES

Redeemable noncontrolling interests in equity of subsidiaries, 11,500,000 shares of Ault Disruptive common stock at redemption value	117,993,000	(117,993,000)	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at December 31, 2022 and 2021 (liquidation preference of $176,000 as of December 31, 2022 and 2021)	-		-
Series B Convertible Preferred Stock, $10 stated value per share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at December 31, 2022 and 2021 (liquidation preference of $1,190,000 at December 31, 2022 and 2021)	-		-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; 172,838 shares and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively (liquidation preference of $4,321,000 and $0 as of December 31, 2022 and 2021, respectively)	-		-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 382,247,203 and 84,344,607 shares issued and outstanding at December 31, 2022 and 2021, respectively	382,000		382,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	-		-
Additional paid-in capital	565,523,000		565,523,000
Accumulated deficit	(329,078,000)		(329,078,000)
Accumulated other comprehensive loss	(1,100,000)		(1,100,000)
Treasury stock, at cost	(29,235,000)		(29,235,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	206,492,000	-	206,492,000

Non-controlling interest	17,496,000	-	17,496,000

TOTAL STOCKHOLDERS’ EQUITY	223,988,000	-	223,988,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,514,000	$-	$561,514,000

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

Redeemable Noncontrolling Interests in Equity of Subsidiary

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the consolidated balance sheets within current liabilities at December 31, 2022 and outside of the permanent equity section at December 31, 2021. The common stockholders in Ault Disruptive have redemption rights that are considered to be outside of the Company’s control. As of December 31, 2022, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $118.2 million. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within additional paid-in capital. Such remeasurements totaled $12.9 million, comprising of offering costs incurred in connection with the sale of common stock of Ault Disruptive in the amount of $116.7 million and initial valuation of the public warrants of Ault Disruptive in the amount of $4.1 million.

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

