Form 10-Q
period 2023-03-31
Ault Alliance, Inc.
filed 2023-05-22
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

At May 19, 2023, the registrant had outstanding 1,385,822 shares of common stock.

AULT ALLIANCE, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2022, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,170,000	$10,492,000
Restricted cash	1,901,000	3,563,000
Cash and marketable securities held in trust account	119,254,000	118,193,000
Marketable equity securities	1,367,000	6,590,000
Accounts receivable	14,478,000	19,586,000
Inventories	20,199,000	22,080,000
Investment in promissory notes and other, related party	2,918,000	2,868,000
Loans receivable, current	1,165,000	7,593,000
Prepaid expenses and other current assets	16,177,000	14,744,000
TOTAL CURRENT ASSETS	186,629,000	205,709,000

Intangible assets, net	34,536,000	34,786,000
Goodwill	27,813,000	27,902,000
Property and equipment, net	235,138,000	229,914,000
Right-of-use assets	7,902,000	8,419,000
Investments in common stock, related parties	4,856,000	6,449,000
Investments in other equity securities	23,702,000	42,494,000
Other assets	6,331,000	5,841,000
TOTAL ASSETS	$526,907,000	$561,514,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,070,000	$63,411,000
Operating lease liability, current	2,994,000	2,975,000
Notes payable, net	26,459,000	39,621,000
Convertible notes payable, current	3,869,000	1,325,000
Series E Convertible Preferred Liability: $100 stated value per share, $0.001 par value – 83,000 shares authorized; 83,000 and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7,055,000	-
Series F Convertible Preferred Liability: $100 stated value per share, $0.001 par value – 1,000 shares authorized; 1,000 and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	85,000	-
Series G Convertible Preferred Liability: $100 stated value per share, $0.001 par value – 16,000 shares authorized; 16,000 and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,360,000	-
Redeemable noncontrolling interests in equity of subsidiaries	118,672,000	117,993,000
TOTAL CURRENT LIABILITIES	224,564,000	225,325,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	March 31,	December 31,
	2023	2022
LONG TERM LIABILITIES
Operating lease liability, non-current	5,263,000	5,836,000
Notes payable	91,873,000	91,464,000
Convertible notes payable	11,414,000	11,451,000
Deferred underwriting commissions of Ault Disruptive subsidiary	3,450,000	3,450,000

TOTAL LIABILITIES	336,564,000	337,526,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at March 31, 2023 and December 31, 2022 (liquidation preference of $176,000 as of March 31, 2023 and December 31, 2022)	-	-
Series B Convertible Preferred Stock, $10 stated value per share, share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 (liquidation preference of $1,190,000 as of March 31, 2023 and December 31, 2022)	-	-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; shares authorized, 263,022 shares and 172,838 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (liquidation preference of $6,576,000 and $4,321,000 as of March 31, 2023 and December 31, 2022)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 1,385,822 and 1,274,157 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,000	1,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	575,073,000	565,904,000
Accumulated deficit	(378,633,000)	(329,078,000)
Accumulated other comprehensive loss	(931,000)	(1,100,000)
Treasury stock, at cost	(29,432,000)	(29,235,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	166,078,000	206,492,000

Non-controlling interest	24,265,000	17,496,000

TOTAL STOCKHOLDERS’ EQUITY	190,343,000	223,988,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$526,907,000	$561,514,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue, products	$13,889,000	$8,659,000
Revenue, cryptocurrency mining	7,347,000	3,548,000
Revenue, hotel operations	2,243,000	2,698,000
Revenue, crane operations	12,646,000	-
Revenue, lending and trading activities	(4,939,000)	17,921,000
Total revenue	31,186,000	32,826,000
Cost of revenue, products	9,787,000	5,748,000
Cost of revenue, cryptocurrency mining	8,103,000	2,497,000
Cost of revenue, hotel operations	2,688,000	2,249,000
Cost of revenue, crane operations	7,388,000	-
Cost of revenue, lending and trading activities	1,180,000	-
Total cost of revenue	29,146,000	10,494,000
Gross profit	2,040,000	22,332,000

Operating expenses
Research and development	1,842,000	695,000
Selling and marketing	8,796,000	6,481,000
General and administrative	22,681,000	13,687,000
Impairment of mined cryptocurrency	139,000	439,000
Total operating expenses	33,458,000	21,302,000
(Loss) income from operations	(31,418,000)	1,030,000
Other income (expense):
Interest and other income	1,197,000	449,000
Interest expense	(13,730,000)	(29,824,000)
Loss on extinguishment of debt	(63,000)	-
Realized (loss) gain on marketable securities	(38,000)	109,000
Loss from investment in unconsolidated entity	-	(533,000)
Impairment of equity securities	(9,555,000)	-
Gain on the sale of fixed assets	4,515,000	-
Change in fair value of warrant liability	-	(18,000)
Total other expense, net	(17,674,000)	(29,817,000)
Loss before income taxes	(49,092,000)	(28,787,000)
Income tax benefit	(263,000)	-
Net loss	(48,829,000)	(28,787,000)
Net loss attributable to non-controlling interest	183,000	15,000
Net loss attributable to Ault Alliance, Inc.	(48,646,000)	(28,772,000)
Preferred dividends	(229,000)	(5,000)
Net loss available to common stockholders	$(48,875,000)	$(28,777,000)

Basic net loss per common share	$(41.24)	$(94.97)
Diluted net loss per common share	$(41.24)	$(94.97)

Weighted average basic and diluted common shares outstanding	1,185,000	303,000

Comprehensive loss
Net loss available to common stockholders	$(48,875,000)	$(28,777,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	170,000	(287,000)
Total comprehensive loss	$(48,705,000)	$(29,064,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2023

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2023	304,878	$-	1,274,157	$1,000	$565,904,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000
Issuance of common stock for restricted stock awards	-	-	4,974	-	-	-	-	-	-	-
Preferred stock issued for cash	90,184	-	-	-	2,255,000	-	-	-	-	2,255,000
Preferred stock offering costs	-	-	-	-	(1,079,000)	-	-	-	-	(1,079,000)
Stock-based compensation					3,931,000	-	-	617,000	-	4,548,000
Issuance of common stock for cash	-	-	106,691	-	4,158,000	-	-	-	-	4,157,000
Financing cost in connection with sales of common stock	-	-	-	-	(105,000)	-	-	-	-	(105,000)
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	(679,000)	-	-	-	(679,000)
Increase in ownership interest of subsidiary	-	-	-	-	11,000	-	-	(22,000)	-	(11,000)
Non-controlling position at BMI subsidiary acquired	-	-	-	-	-	-	-	6,357,000	-	6,357,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(197,000)	(197,000)
Net loss	-	-	-	-	-	(48,645,000)	-	-	-	(48,645,000)
Preferred dividends		-	-	-	-	(229,000)	-	-	-	(229,000)
Foreign currency translation adjustments	-	-	-	-	-	-	170,000	-	-	170,000
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(183,000)	-	(183,000)
Other	-	-	-	-	(2,000)	(2,000)	(1,000)	-		(4,000)
BALANCES, March 31, 2023	395,062	$-	1,385,822	$1,000	$575,073,000	$(378,633,000)	$(931,000)	$24,265,000	$(29,432,000)	$190,343,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2022

							Accumulated
	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2022	132,040	$-	281,149	$-	$385,728,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000
Issuance of common stock for restricted stock awards	-	-	42	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,644,000	-	-	41,000	-	2,685,000
Issuance of common stock for cash	-	-	468,860	-	110,147,000	-	-	-	-	110,147,000
Financing cost in connection with sales of common stock	-	-	-	-	(2,758,000)	-	-	-	-	(2,758,000)
Purchase of treasury stock – Ault Alpha	-	-	-	-	-	-	-	-	(992,000)	(992,000)
Net loss	-	-	-	-	-	(28,772,000)	-	-	-	(28,772,000)
Preferred dividends		-	-	-	-	(5,000)	-	-	-	(5,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(287,000)	-	-	(287,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(15,000)	-	(15,000)
Other	-	-	-	1,000	(1,000)	(1,000)	-	1,000	-	-
BALANCES, March 31, 2022	132,040	$-	750,051	$1,000	$495,760,000	$(174,378,000)	$(393,000)	$1,640,000	$(14,172,000)	$308,458,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,829,000)	$(28,787,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,163,000	2,815,000
Amortization of debt discount	10,400,000	26,461,000
Amortization of right-of-use assets	877,000	339,000
Loss on extinguishment of debt	63,000	-
Stock-based compensation	4,548,000	2,685,000
Gain on the sale of fixed assets	(4,515,000)	-
Impairment of equity securities	11,555,000	-
Impairment of cryptocurrencies	139,000	439,000
Realized gain on the sale of cryptocurrencies	(250,000)	(261,000)
Revenue, cryptocurrency mining	(7,347,000)	(3,548,000)
Realized losses on sale of marketable securities	3,627,000	5,707,000
Unrealized gains on marketable securities	(1,908,000)	(13,515,000)
Unrealized losses on investments in common stock, related parties	1,598,000	4,694,000
Unrealized gains on equity securities	-	(13,461,000)
Loss from investment in unconsolidated entity	-	533,000
Provision for loan losses	1,180,000	-
Other	(83,000)	(312,000)
Changes in operating assets and liabilities:
Proceeds from the sale of cryptocurrencies	7,780,000	4,377,000
Marketable equity securities	21,986,000	32,649,000
Accounts receivable	5,144,000	(621,000)
Inventories	1,924,000	(1,723,000)
Prepaid expenses and other current assets	(719,000)	6,947,000
Other assets	(490,000)	(704,000)
Accounts payable and accrued expenses	(4,230,000)	4,961,000
Lease liabilities	(910,000)	(270,000)
Net cash provided by operating activities	7,703,000	29,405,000
Cash flows from investing activities:
Purchase of property and equipment	(7,021,000)	(35,359,000)
Investment in promissory notes and other, related parties	-	(700,000)
Sales of marketable equity securities	-	10,210,000
Investments in loans receivable	(181,000)	(246,000)
Principal payments on loans receivable	-	1,500,000
Investments in equity securities	(102,000)	(3,820,000)
Proceeds from the sale of fixed assets	4,515,000	-
Other	22,000	(352,000)
Net cash used in investing activities	(2,767,000)	(28,767,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Gross proceeds from sales of common stock	$4,158,000	$110,147,000
Financing cost in connection with sales of common stock	(105,000)	(2,758,000)
Proceeds from sales of preferred stock	2,255,000	-
Financing cost in connection with sales of preferred stock	(1,079,000)	-
Proceeds from notes payable	4,998,000	295,000
Repayment of margin accounts	(767,000)	(18,488,000)
Payments on notes payable	(19,651,000)	(65,986,000)
Payments of preferred dividends	(229,000)	(5,000)
Purchase of treasury stock	(197,000)	(992,000)
Proceeds from convertible notes	2,680,000	-
Payments on convertible notes	(160,000)	-
Net cash (used in) provided by financing activities	(8,097,000)	22,213,000

Effect of exchange rate changes on cash and cash equivalents	177,000	57,000

Net (decrease) increase in cash and cash equivalents and restricted cash	(2,984,000)	22,908,000

Cash and cash equivalents and restricted cash at beginning of period	14,055,000	21,233,000

Cash and cash equivalents and restricted cash at end of period	$11,071,000	$44,141,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,658,000	$2,572,000

Non-cash investing and financing activities:
Settlement of accounts payable with digital currency	$-	$413,000
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$400,000
Conversion of investments in other equity securities to marketable securities	$13,340,000	$-
Conversion of loans receivable to marketable securities	$5,430,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$-	$2,188,000
Remeasurement of Ault Disruptive temporary equity	$679,000	$-
Notes payable exchanged for series E, F and G convertible preferred stock liabilities	$8,500,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Ault Alliance, Inc., a Delaware corporation (“Ault Alliance” or the “Company”) is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

Ault Alliance was founded by Milton “Todd” Ault, III, its Executive Chairman and is led by Milton “Todd” Ault, III, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. All major investment and capital allocation decisions are made for the Company by the Executive Committee. The Company has the following nine reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations, advanced textiles processing and oil exploration;

•	Technology and Finance (“Fintech”) –commercial lending, activist investing, media, and digital learning;

•	The Singing Machine Company, Inc. (“SMC”) – consumer electronics;

•	BitNile, Inc. (“BNI”) – cryptocurrency mining operations;

•	Giga-tronics Incorporated (“GIGA”) – defense industry;

•	Imperalis Holding Corp., d/b/a TurnOnGreen, Inc. (“TurnOnGreen”) – commercial electronics solutions;

•	BitNile Metaverse, Inc. (“BMI”) – immersive metaverse platform;

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings; and

•	Ault Disruptive Technologies Corporation (“Ault Disruptive”) – a special purpose acquisition company (“SPAC”).

On January 3, 2023, the Company (then known as BitNile Holdings, Inc.) merged its wholly owned subsidiary, Ault Alliance, Inc. with and into itself. In connection with this upstream merger, Ault Alliance, Inc. was merged out of existence and the business of the Company continued as it was being conducted. Further, on January 3, 2023, the effective date of the merger, the Company changed its name to Ault Alliance, Inc. and its ticker was changed to “AULT.” The name change did not affect the rights of security holders of the Company.

Reverse Stock Split

On May 15, 2023, pursuant to the authorization provided by the Company’s stockholders at a special meeting of stockholders, the Company’s board of directors approved an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the of the Company’s issued and outstanding common stock by a ratio of one-for-three hundred (the “Reverse Split”). The Reverse Split did not affect the number of authorized shares of common stock or preferred stock or their par value per share. As a result of the Reverse Split, each three hundred shares of common stock issued and outstanding prior to the Reverse Split were converted into one share of common stock. The Reverse Split became effective in the State of Delaware on May 17, 2023. All share amounts in these financial statements have been updated to reflect the Reverse Split.

2. LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2023, the Company had cash and cash equivalents of $9.2 million and negative working capital of $37.9 million. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of March 31, 2023, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities and digital currencies, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back its operations or cease operations altogether.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited 2022 financial statements contained in the above referenced 2022 Annual Report. Results of the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2022 Annual Report.

Preferred Stock Liabilities

The Company follows ASC 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for the Preferred Shares. ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

•	A fixed monetary amount known at inception;

•	Variations in something other than the fair value of the issuer’s equity shares; or

•	Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares.

The number of shares delivered is determined on the basis of (1) the fixed monetary amount determined as the stated value and (2) the current stock price at settlement, so that the aggregate fair value of the shares delivered equals the monetary value of the obligation, which is fixed or predominantly fixed. Accordingly, the holder is not significantly exposed to gains and losses attributable to changes in the fair value of the Company’s equity shares. Instead, the Company is using its own equity shares as currency to settle a monetary obligation.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses,” (“ASU No. 2016-13”) to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance was effective for the Company beginning on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

4. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three months ended March 31, 2023 and 2022. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the three months ended March 31, 2023 (excludes segments with no revenue):

	GIGA	TurnOn Green	Fintech	BNI	AGREE	SMC	Energy	Total
Primary Geographical Markets
North America	$2,334,000	$785,000	$-	$7,805,000	$2,243,000	$3,383,000	$13,085,000	$29,635,000
Europe	2,441,000	4,000	-	-	-	-	25,000	2,470,000
Middle East and other	3,933,000	87,000	-	-	-	-	-	4,020,000
Revenue from contracts with customers	8,708,000	876,000	-	7,805,000	2,243,000	3,383,000	13,110,000	36,125,000
Revenue, lending and trading activities (North America)	-	-	(4,939,000)	-	-	-	-	(4,939,000)
Total revenue	$8,708,000	$876,000	$(4,939,000)	$7,805,000	$2,243,000	$3,383,000	$13,110,000	$31,186,000

Major Goods or Services
RF/microwave filters	$1,247,000	$-	$-	$-	$-	$-	$-	$1,247,000
Detector logarithmic video amplifiers	545,000	-	-	-	-	-	-	545,000
Power supply units & systems	3,114,000	825,000	-	-	-	-	-	3,939,000
Healthcare diagnostic systems	1,137,000	-	-	-	-	-	-	1,137,000
Electric vehicle chargers	-	51,000	-	-	-	-	-	51,000
Defense systems	2,665,000	-	-	-	-	-	-	2,665,000
Digital currency mining	-	-	-	7,347,000	-	-	-	7,347,000
Hotel operations	-	-	-	-	2,243,000	-	-	2,243,000
Karaoke machines and related	-	-	-	-	-	3,383,000	-	3,383,000
Crane rental	-	-	-	-	-	-	12,646,000	12,646,000
Other	-	-	-	458,000	-	-	464,000	922,000
Revenue from contracts with customers	8,708,000	876,000	-	7,805,000	2,243,000	3,383,000	13,110,000	36,125,000
Revenue, lending and trading activities	-	-	(4,939,000)	-	-	-	-	(4,939,000)
Total revenue	$8,708,000	$876,000	$(4,939,000)	$7,805,000	$2,243,000	$3,383,000	$13,110,000	$31,186,000

Timing of Revenue Recognition
Goods transferred at a point in time	$5,406,000	$873,000	$-	$7,805,000	$2,243,000	$3,383,000	$464,000	$20,174,000
Services transferred over time	3,302,000	3,000	-	-	-	-	12,646,000	15,951,000
Revenue from contracts with customers	$8,708,000	$876,000	$-	$7,805,000	$2,243,000	$3,383,000	$13,110,000	$36,125,000

The Company’s disaggregated revenues consisted of the following for the three months ended March 31, 2022:

	GIGA	TurnOn Green	Fintech	BNI	AGREE	Total
Primary Geographical Markets
North America	$1,511,000	$1,012,000	$-	$3,833,000	$2,698,000	$9,054,000
Europe	2,179,000	19,000	-	-	-	2,198,000
Middle East and other	3,555,000	98,000	-	-	-	3,653,000
Revenue from contracts with customers	7,245,000	1,129,000	-	3,833,000	2,698,000	14,905,000
Revenue, lending and trading activities (North America)	-	-	17,921,000	-	-	17,921,000
Total revenue	$7,245,000	$1,129,000	$17,921,000	$3,833,000	$2,698,000	$32,826,000

Major Goods or Services
RF/microwave filters	$1,511,000	$-	$-	$-	$-	$1,511,000
Detector logarithmic video amplifiers	-	1,096,000	-	-	-	1,096,000
Power supply units & systems	2,479,000	-	-	-	-	2,479,000
Electric vehicle chargers	-	33,000	-	-	-	33,000
Defense systems	3,255,000	-	-	-	-	3,255,000
Digital currency mining	-	-	-	3,548,000	-	3,548,000
Hotel operations	-	-	-	-	2,698,000	2,698,000
Other	-	-	-	285,000	-	285,000
Revenue from contracts with customers	7,245,000	1,129,000	-	3,833,000	2,698,000	14,905,000
Revenue, lending and trading activities	-	-	17,921,000	-	-	17,921,000
Total revenue	$7,245,000	$1,129,000	$17,921,000	$3,833,000	$2,698,000	$32,826,000

Timing of Revenue Recognition
Goods transferred at a point in time	$3,512,000	$1,129,000	$-	$3,833,000	$2,698,000	$11,172,000
Services transferred over time	3,733,000	-	-	-	-	3,733,000
Revenue from contracts with customers	$7,245,000	$1,129,000	$-	$3,833,000	$2,698,000	$14,905,000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	$4,856,000	$4,856,000	$-	$-
Investments in marketable equity securities	1,367,000	1,367,000	-	-
Cash and marketable securities held in trust account	119,254,000	119,254,000	-	-
Total assets measured at fair value	$125,477,000	$125,477,000	$-	$-

Liabilities:
Series E, F and G preferred stock liabilities	$8,500,000	$-	$-	$8,500,000
Convertible promissory notes	15,283,000	-	-	15,283,000
Total liabilities measured at fair value	$23,783,000	$-	$-	$23,783,000

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend – a related party	$6,449,000	$6,449,000	$-	$-
Investments in marketable equity securities	6,590,000	6,590,000	-	-
Cash and marketable securities held in trust account	118,193,000	118,193,000	-	-
Investments in other equity securities	13,340,000	-	-	13,340,000
Total assets measured at fair value	$144,572,000	$131,232,000	$-	$13,340,000

Liabilities:
Convertible promissory notes	$12,776,000	$-	$-	$12,776,000

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

 The following table summarizes the changes in investments in other equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2023:

Investments in other equity securities
Balance at January 1, 2023	$13,340,000
Conversion to Level 1 marketable securities	(13,340,000)
Balance at March 31, 2023	$-

Equity Investments for Which Measurement Alternative Has Been Selected

As of March 31, 2023 and December 31, 2022, the Company held equity investments in other securities, consisting of investments in preferred stock, valued at $23.7 million and $29.2 million, respectively, that were valued using a measurement alternative. These investments are included in other equity securities in the accompanying condensed consolidated balance sheets.

6. Marketable EQUITY Securities

Marketable equity securities with readily determinable market prices consisted of the following as of March 31, 2023 and December 31, 2022:

	Marketable equity securities at March 31, 2023
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$7,086,000	$55,000	$(5,773,000)	$1,368,000

	Marketable equity securities at December 31, 2022
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$10,271,000	$383,000	$(4,064,000)	$6,590,000

The Company’s investment in marketable equity securities is revalued on each balance sheet date.

7. DIGITAL CURRENCIES

The following table presents the activities of the digital currencies (included in prepaid expenses and other current assets) for the three months ended March 31, 2023 and 2022:

Digital Currencies
Balance at January 1, 2023	$554,000
Additions of mined digital currencies	7,347,000
Impairment of mined cryptocurrency	(139,000)
Sale of digital currencies	(7,780,000)
Realized gain on sale of digital currencies	250,000
Balance at March 31, 2023	$232,000

Digital Currencies
Balance at January 1, 2022	$2,165,000
Additions of mined digital currencies	3,548,000
Payments to vendors	(412,000)
Impairment of mined cryptocurrency	(439,000)
Sale of digital currencies	(4,377,000)
Realized gain on sale of digital currencies	260,000
Balance at March 31, 2022	$745,000

8. PROPERTY AND EQUIPMENT, NET

At March 31, 2023 and December 31, 2022, property and equipment consisted of:

	March 31, 2023	December 31, 2022
Building and improvements	$84,647,000	$81,102,000
Bitcoin mining equipment	42,550,000	42,438,000
Crane rental equipment	32,644,000	32,453,000
Land	25,646,000	25,646,000
Computer, software and related equipment	27,528,000	23,168,000
Aircraft	15,983,000	15,983,000
Vehicles	3,393,000	3,314,000
Office furniture and equipment	2,954,000	2,854,000
Oil and natural gas properties, unproved properties	3,564,000	972,000
	238,909,000	227,930,000
Accumulated depreciation and amortization	(15,099,000)	(9,344,000)
Property and equipment placed in service, net	223,810,000	218,586,000
Deposits on cryptocurrency machines	11,328,000	11,328,000
Property and equipment, net	$235,138,000	$229,914,000

Summary of depreciation expense:

	For the Three Months Ended
	March 31,
	2023	2022
Depreciation expense	$5,910,000	$2,562,000

9. INTANGIBLE ASSETS, NET

At March 31, 2023 and December 31, 2022, intangible assets consisted of:

	Useful Life	March 31, 2023	December 31, 2022
Trade name and trademark	Indefinite life	$1,503,000	$1,493,000
Trade names	5-10 years	4,316,000	4,316,000
Customer list	8-10 years	5,843,000	5,865,000
Developed technology	3-8 years	24,584,000	24,584,000
Domain name and other intangible assets	5 years	614,000	630,000
		36,860,000	36,888,000
Accumulated amortization		(2,324,000)	(2,102,000)
Intangible assets, net		$34,536,000	$34,786,000

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2023 and 2022.

The customer relationships, developed technology and certain trade names are subject to amortization over their estimated useful lives, which range between 5 and 10 years with an average remaining useful life of 8.2 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2023	$4,188,000
2024	4,442,000
2025	4,342,000
2026	4,242,000
2027	4,242,000
Thereafter	11,577,000
$33,033,000

10. GOODWILL

The following table summarizes the changes in the Company’s goodwill for the three months ended March 31, 2023:

Goodwill
Balance as of January 1, 2023	$27,902,000
Acquisition of BMI	17,000
Effect of exchange rate changes	(106,000)
Balance as of March 31, 2023	$27,813,000

11. BUSINESS COMBINATION

BMI Acquisition

On March 6, 2023, the Company closed into a Share Exchange Agreement (the “Agreement”) with BMI and sold to BMI all of the outstanding shares of capital stock of the Company’s subsidiary, BitNile.com, Inc. (“BitNile.com”) as well as the securities of Earnity, Inc. (“Earnity”) beneficially owned by BitNile.com as of the date of the Agreement (the “Transaction”). As consideration for the acquisition, BMI issued shares of preferred stock convertible into common stock of BMI representing approximately 73.2% of BMI’s outstanding common stock. Pending approval of the transaction by BMI’s shareholders, the preferred stock combined are subject to a 19.9% beneficial ownership limitation. The Transaction benefits the Company as BMI is a publicly traded company and provides BitNile.com access to capital markets as the primary focus for BMI to fund the expected growth of the BMI metaverse platform. In addition, there are certain synergies between the Company’s Bitcoin mining operations and BMI’s Agora Digital mining business.

The holders of preferred stock will be entitled to receive dividends at a rate of 5% of the stated value of the preferred stock.

The Company is entitled to appoint three members to the board of directors of BMI and, following shareholder approval, a majority of the board.

The Company consolidates BMI as a variable interest entity (a “VIE”) due to its significant level of influence and control of BMI, the size of its investment, and its ability to participate in policy making decisions. The Company is considered the primary beneficiary of the VIE.

Ault Alliance investment in BMI	Amount
Common stock	$287,000

The total purchase price to acquire BMI has been allocated to the assets acquired and assumed liabilities based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The goodwill resulting from this acquisition is not tax deductible. The fair value of the acquired assets and assumed liabilities as of the date of acquisition are based on preliminary estimates provided, in part, by a third-party valuation expert. The estimates are subject to change upon the finalization of appraisals and other valuation analyses, which are expected to be completed no later than one year from the date of acquisition. Although the completion of the valuation activities may result in asset and liability fair values that are different from the preliminary estimates included herein, it is not expected that those differences would alter the understanding of the impact of this transaction on the consolidated financial position and results of operations of the Company.

The preliminary purchase price allocation is as follows:

Preliminary Allocation
Fair value of Company interest	$287,000
Fair value of non-controlling interest	6,357,000
Total consideration	$6,644,000

Identifiable net assets acquired:
Cash	$39,000
Investment in equity securities	6,000,000
Prepaid expenses and other current assets	1,032,000
Property and equipment, net	4,113,000
Right-of-use assets	350,000
Accounts payable and accrued expenses	(4,551,000)
Lease liabilities	(356,000)
Net assets acquired	6,627,000
Goodwill	$17,000

12. INVESTMENTS – RELATED PARTIES

Investments in Alzamend and Ault & Company, Inc. (“Ault & Company”) at March 31, 2023 and December 31, 2022, were comprised of the following:

Investment in Promissory Notes, Related Parties

	Interest		March 31,	December 31,
	rate	Due Date	2023	2022
Investment in promissory note of Ault & Company	8%	December 31, 2023	$2,500,000	$2,500,000
Accrued interest receivable, Ault & Company			418,000	368,000
Total investment in promissory note, related party			$2,918,000	$2,868,000

Summary of interest income, related party, recorded within interest and other income on the condensed consolidated statement of operations:

	For the Three Months Ended
	March 31,
	2023	2022
Interest income, related party	$50,000	$50,000

Investment in Common Stock and Options, Related Parties

	March 31,	December 31,
	2023	2022
Investment in common stock of Alzamend	$4,856,000	$6,449,000

The following table summarizes the changes in the Company’s investments in Alzamend during the three months ended March 31, 2023:

Investment in common stock of Alzamend
Balance at January 1, 2023	$6,449,000
Investment in common stock of Alzamend	5,000
Unrealized loss in common stock of Alzamend	(1,598,000)
Balance at March 31, 2023	$4,856,000

Unrealized loss in common stock of Alzamend is recorded within revenue from lending and trading activities on the condensed consolidated statements of operations.

Investments in Alzamend Common Stock

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the three months ended March 31, 2023:

	Shares of	Per Share	Investment in
	Common Stock	Price	Common Stock
Balance at January 1, 2023	11,415,000	$0.56	$6,449,000
Open market purchases after initial public offering	10,000	$0.50	5,000
Unrealized loss in common stock of Alzamend	-	$-	(1,598,000)
Balance at March 31, 2023	11,425,000	$0.43	$4,856,000

13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at March 31, 2023 and December 31, 2022 consisted of:

	March 31,	December 31,
	2023	2022
Accounts payable	$25,411,000	$21,347,000
Accrued payroll and payroll taxes	11,265,000	9,939,000
Interest payable	4,079,000	3,207,000
Accrued legal	3,075,000	3,168,000
Accrued lender profit participation rights	-	6,000,000
Financial instrument liabilities	1,226,000	651,000
Related party advances	289,000	352,000
Other accrued expenses	15,725,000	17,980,000
	$64,070,000	$62,644,000

Accrued Lender Profit Participation Rights

During the quarter ended March 31, 2023, the $6.0 million accrued lender profit participation rights obligation was paid in full.

14. PREFERRED STOCK LIABILITY

March 28, 2023 Security Purchase Agreement

On March 28, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company sold in a private placement (the “Offering”), an aggregate of 100,000 shares of its preferred stock, with each such share having a stated value of $100.00 and consisting of (i) 83,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”), (ii) 1,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and (iii) 16,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock” and collectively, the “Preferred Shares”). The Preferred Shares are convertible into shares of the Company’s common stock at the option of the holders and, in certain circumstances, by the Company.

Preferred stock liability at March 31, 2023 was comprised of the following:

Preferred Type	Shares	Conversion Price	Stated Value	Fair Value
Series E Convertible Preferred Liability	83,000	See below*	$8,300,000	$7,055,000
Series F Convertible Preferred Liability	1,000	See below*	100,000	82,000
Series G Convertible Preferred Liability	16,000	See below*	1,600,000	1,360,000
Total	100,000		$10,000,000	$8,500,000

*	Each Preferred Share is convertible into such number of shares of the Company’s common stock equal to the stated value per share divided by the conversion price, which is equal to 85% of the closing sale price of the common stock on the trading day prior to the date of conversion, subject to a floor price of $0.10, which floor price is not affected by the recently consummated reverse split.

The purchase price of the Series E Preferred Stock and the Series F Preferred Stock was paid for by the Investors’ canceling outstanding secured promissory notes in the principal amount of $8.4 million, whereas the purchase price of the shares of Series G Preferred Stock consisted of accrued but unpaid interest on these notes, as well as other good and valuable consideration. The Company recorded a loss on extinguishment of debt of $0.1 million related to the transaction. The Preferred Shares have been classified as a liability as they embody an unconditional obligation to transfer a variable number of shares, based on a fixed monetary amount known at inception. The Company elected the fair value option to record the Preferred Shares with changes in fair value recorded through earnings.

15. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF SUBSIDIARY LIABILITY

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. As of March 31, 2023, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $118.7 million. These redeemable noncontrolling interests are classified as current liabilities in the condensed consolidated balance sheets. This classification is due to the expiry of time that was allotted for Ault Disruptive to consummate its initial business combination, which occurred on December 20, 2022. Ault Disruptive announced two, three-month extension periods, however, the deposits associated with these extensions have yet to be made.

16. NOTES PAYABLE

Notes payable at March 31, 2023 and December 31, 2022, were comprised of the following:

	Interest rate	Due date	March 31, 2023	December 31, 2022
Short-term notes payable – in default	5.0%	January 3, 2023	$375,000	$700,000
AGREE Madison secured construction loans	7.0%	January 1, 2025	64,893,000	62,395,000
SMC line of credit *	8.0%	October 14, 2025	-	1,761,000
SMC installment notes	7.6%	June 18, 2024	139,000	158,000
Circle 8 revolving credit facility	8.4%	December 16, 2025	13,903,000	14,724,000
Circle 8 equipment financing notes	7.2%	November 16, 2026	9,400,000	10,677,000
XBTO note payable	12.5%	December 30, 2023	2,093,000	2,749,000
16% senior secured promissory note	16.0%	May 31, 2023	10,456,000	17,456,000
3% secured promissory notes	3.0%	May 18, 2023	-	5,672,000
8.5% secured promissory notes	8.5%	May 7, 2024	17,191,000	17,389,000
10% secured promissory notes	10.0%	August 10, 2023	-	8,789,000
Short-term bank credit facilities	6.3%	Renews monthly	3,340,000	1,702,000
Total notes payable			$121,790,000	$144,172,000
Less: Unamortized debt discounts			(3,458,000)	(13,087,000)
Total notes payable, net			$118,332,000	$131,085,000
Less: current portion			(26,459,000)	(39,621,000)
Notes payable – long-term portion			$91,873,000	$91,464,000

*	As of March 31, 2023, SMC was in violation of a financial covenant on this line of credit. However, SMC subsequently obtained a waiver for this covenant violation in May 2023.

Notes Payable Maturities

The contractual maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of March 31, 2023 were:

Year
2023	$25,508,000
2024	15,307,000
2025	66,630,000
2026	14,345,000
$121,790,000

Interest Expense

	For the Three Months Ended
	March 31,
	2023	2022
Contractual interest expense	$2,727,000	$921,000
Forbearance fees	603,000	1,203,000
Amortization of debt discount	10,400,000	27,700,000
Total interest expense	$13,730,000	$29,824,000

10% Secured Promissory Notes

The 10% secured promissory notes were retired in March 2023 and converted into the Preferred Shares, as described in Note 14 – Preferred Stock Liability.

Amendments to 16% Secured Promissory Notes

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

On May 4, 2023, the Company entered into an amendment agreement, effective as of March 16, 2023, with the subsequent investor related to the December 2022 16% secured promissory note extending the due date on the note to June 30, 2023. The Company agreed to increase the principal amount of the note by approximately $0.8 million, reflecting a $0.6 million extension fee and $0.2 million amendment fee.

17. CONVERTIBLE NOTES

Convertible notes payable at March 31, 2023 and December 31, 2022, were comprised of the following:

	Conversion price per share	Interest rate	Due date	March 31, 2023	December 31, 2022
Convertible promissory note	$4.00	4%	May 10, 2024	$500,000	$660,000
AVLP convertible promissory notes, principal	$0.35 (AVLP stock)	7%	August 22, 2025	9,911,000	9,911,000
GIGA senior secured convertible notes – in default	$0.25 (GIGA stock)	18%	October 11, 2023	3,333,000	-
Fair value of embedded options and derivatives				2,283,000	2,316,000
Less: unamortized debt discounts				(744,000)	(111,000)
Total convertible notes payable, net of financing cost, long term				$15,283,000	$12,776,000
Less: current portion				(3,869,000)	(1,325,000)
Convertible notes payable, net of financing cost – long-term portion				$11,414,000	$11,451,000

Significant inputs associated with the embedded option include:

	March 31, 2023	December 31, 2022
Exercise price	Variable	Variable
Contractual term in years	2.7	2.7
Volatility	75% – 97%	75% – 93%
Dividend yield	0%	0%
Risk-free interest rate	4.6%	4.0%

GIGA Senior Secured Convertible Notes

On January 11, 2023, GIGA entered into a Securities Purchase Agreement (“GIGA SPA”) with two accredited investors (the “Lenders”) pursuant to which GIGA sold to the Lenders $3.3 million 10% original issue discount Senior Secured Convertible Notes (the “Notes”) and five-year warrants (the “Warrants”) to purchase shares of common stock, no par value for total gross proceeds of $3.0 million. The net proceeds shall be used primarily for working capital.

The Notes are secured by the assets of GIGA pursuant to a Security Agreement entered into for such purpose, and are senior to the indebtedness payable to Ault and Ault Lending, pursuant to a Subordination Agreement entered into in connection with the GIGA SPA.

The Notes mature on the earlier of (i) nine months from the issuance date, or October 11, 2023, or (ii) completion of the uplist transaction pursuant to which GIGA’s common stock becomes listed for trading on a national securities exchange operated by The Nasdaq Stock Market or the New York Stock Exchange (an “Uplist Transaction”). The Notes accrue interest at a rate of 6% per annum payable monthly, which increases to 18% upon an event of default. In addition, under the Notes upon an event of default GIGA is required to pay 20% of its consolidated revenues monthly on each interest payment date in reduction of the principal amount of the Notes then outstanding.

The Notes provide for certain events of default which include failure of the Uplist Transaction to occur by the maturity date, failure to maintain effectiveness of the registration statement under the Registration Rights Agreement (as described below), suspension of trading of GIGA’s common stock for five consecutive trading days, failure to timely deliver shares issuable upon conversion of the Notes or exercise of the Warrants, failure to timely make payments under the Notes, default under other indebtedness, and certain other customary events of default, subject to certain exceptions and limitations.

Upon an event of default, the holders will have the right to require GIGA to prepay the Notes at a 125% premium. Further, upon a bankruptcy event of default or a change of control event, GIGA will be required to prepay the Notes at a premium. If the conversion price falls below $0.25, GIGA may also elect to prepay the notes at a 125% premium.

The Notes are convertible upon the earlier of the Uplist Transaction and an event of default at a conversion price equal to the greater of (a) 90% of the lowest volume weighted average price (“VWAP”) for the 10 trading days prior to the conversion date and (b) $0.25 per share, subject to adjustment including downward adjustment upon any dilutive issuance of securities.

GIGA repaid its existing line of credit with Western Alliance Bank which had an existing balance of approximately $59,000. Under the Notes, GIGA may enter into a factoring agreement of $2 million using GIGA’s accounts receivable as collateral.

The Warrants entitle the holders to purchase a total of 1.7 million shares of common stock for a five-year period from issuance, at an exercise price determined as follows: (i) beginning on the issuance date and for a period of 90 days thereafter, $0.78, (ii) if the Uplist Transaction has occurred as of the date of exercise, the lower of (A) $0.78 and (B) 110% of the per share offering price to the public in the Uplist Transaction, and (iii) if neither of (i) and (ii) apply, the lower of (A) $0.78 and (B) 90% of the lowest VWAP for the 10 trading days prior to the date of the exercise, subject to adjustment including downward adjustment upon any dilutive issuance of securities. If the Uplist Transaction is not completed prior to the maturity date of the Notes, the number of shares of common stock that may be purchased upon exercise of the Warrants will be doubled, without an adjustment to the exercise price.

The GIGA SPA, Warrants and Notes require a reserve of authorized but unissued shares of common stock initially equal to approximately 15.0 million shares of common stock, subject to reduction as the Notes and Warrants are converted and exercised, respectively.

Spartan Capital Securities, LLC (the “Placement Agent”) served as placement agent in the offering and received a cash commission in the amount of 8% of the gross proceeds, or $0.2 million. In addition, GIGA agreed to pay the Placement Agent an expense allowance of $30,000. Furthermore, GIGA agreed to issue the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase a number of shares of common stock equal to 8% of the total number of shares of common stock underlying the Notes and Warrants sold in the offering, or 1.2 million shares. The Placement Agent Warrants have an exercise price of 110% of the Warrant exercise price.

Under the GIGA SPA, GIGA reimbursed the Lenders a total of $60,000 out of the proceeds from the offering for fees and expenses incurred in connection therewith.

In connection with the GIGA SPA, GIGA entered into a Registration Rights Agreement pursuant to which it agreed to register the resale by the Lenders of the common stock issuable upon conversion of the Notes and Warrants. Pursuant to the Registration Rights Agreement, the initial registration statement on Form S-1 must be filed 30 days after the Notes become convertible, and to cause the registration statement to be declared effective within 90 days thereafter, subject to certain limitations and exceptions. GIGA did not complete the registration statement in a timely manner, which is an event of default. The Lenders required GIGA to terminate the Financing Agreement as a condition of lending it the $3 million and GIGA’s issuance of the Notes.

18. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2023, the Company had accrued $3.1 million as a loss contingency related to litigation matters.

SEC Investigation

The Company and certain affiliates and related parties received several subpoenas from the SEC for the production of documents and testimony in the non-public fact-finding investigation referred to as In re DPW Holdings, Inc. The Company and those parties have engaged in discussions with the SEC regarding the matters at issue in the investigation, and those discussions have progressed. No final resolution regarding the matters at issue in the investigation has been reached however, and there can be no assurance as to the outcome of this matter. The Company recorded a $1.0 million loss contingency related to this matter.

19. STOCKHOLDERS’ EQUITY

2023 Issuances

2022 Common ATM Offering

On February 25, 2022, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital Markets, LLC (“Ascendiant Capital”) to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 Common ATM Offering”). During the three months ended March 31, 2023, the Company sold an aggregate of 0.1 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $4.2 million. Effective March 17, 2023, the 2022 Common ATM Offering was terminated.

2022 Preferred ATM Offering

On June 14, 2022, the Company entered into an At-The-Market equity offering program with Ascendiant Capital under which it may sell, from time to time, shares of its Series D Preferred Stock for aggregate gross proceeds of up to $46.4 million (the “2022 Preferred ATM Offering”). During the three months ended March 31, 2023, the Company sold an aggregate of 90,184 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for net proceeds of $1.2 million.

20. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes. The Company’s effective tax rate (“ETR”) from continuing operations was (0.5%) and 0% for the three months ended March 31, 2023 and 2022, respectively. The Company recorded an income tax benefit of $0.3 million and $0 for the three months ended March 31, 2023 and 2022, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

21. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at March 31, 2023 and 2022:

	March 31,
	2023	2022
Stock options	19,000	21,000
Restricted stock grants	-	7,000
Warrants	52,000	67,000
Convertible notes	1,000	1,000
Total	72,000	96,000

22. SEGMENT AND CUSTOMERS INFORMATION

The Company had nine reportable segments as of March 31, 2023 and seven as of March 31, 2022; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the three months ended March 31, 2023:

	GWW	TurnOnGreen	Fintech	BNI	AGREE	Ault Disruptive	SMC	Energy	BMI	Holding Company	Total
Revenue	$8,708,000	$876,000	$-	$-	$-	$-	$3,383,000	$25,000	$-	$-	$12,992,000
Revenue, cryptocurrency mining	-	-	-	7,347,000	-	-	-	-	-	-	7,347,000
Revenue, commercial real estate leases	-	-	-	458,000	-	-	-	439,000	-	-	897,000
Revenue, lending and trading activities	-	-	(4,939,000)	-	-	-	-	-	-	-	(4,939,000)
Revenue, crane operations	-	-	-	-	-	-	-	12,646,000	-	-	12,646,000
Revenue, hotel operations	-	-	-	-	2,243,000	-	-	-	-	-	2,243,000
Total revenues	$8,708,000	$876,000	$(4,939,000)	$7,805,000	$2,243,000	$-	$3,383,000	$13,110,000	$-	$-	$31,186,000

Depreciation and amortization expense	$590,000	$143,000	$-	$3,335,000	$838,000	$-	$371,000	$1,070,000	$83,000	$610,000	$7,040,000

Income (loss) from operations	$(2,672,000)	$(980,000)	$(6,985,000)	$(475,000)	$(1,555,000)	$(383,000)	$(2,251,000)	$1,970,000	$(8,056,000)	$(10,031,000)	$(31,418,000)

Capital expenditures for the three months ended March 31, 2023	$46,000	$10,000	$-	$1,052,000	$2,699,000	$-	$142,000	$331,000	$407,000	$2,334,000	$7,021,000

Identifiable assets as of March 31, 2023	$37,952,000	$6,293,000	$27,109,000	$73,589,000	$97,519,000	$119,649,000	$21,013,000	$95,942,000	$12,929,000	$34,913,000	$526,907,000

Segment information for the three months ended March 31, 2022:

	GWW	TurnOnGreen	Ault Alliance	BNI	AGREE	Ault Disruptive	Holding Company	Total
Revenue	$7,245,000	$1,129,000	$7,000	$-	$-	$-	$-	$8,381,000
Revenue, cryptocurrency mining	-	-	-	3,548,000	-	-	-	3,548,000
Revenue, commercial real estate leases	-	-	-	278,000	-	-	-	278,000
Revenue, lending and trading activities	-	-	17,921,000	-	-	-	-	17,921,000
Revenue, hotel operations	-	-	-	-	2,698,000	-	-	2,698,000
Total revenues	$7,245,000	$1,129,000	$17,928,000	$3,826,000	$2,698,000	$-	$-	$32,826,000

Depreciation and amortization expense	$294,000	$298,000	$34,000	$1,527,000	$828,000	$-	$173,000	$3,154,000

Income (loss) from operations	$(144,000)	$(1,175,000)	$11,912,000	$(363,000)	$(1,382,000)	$(297,000)	$(7,521,000)	$1,030,000

Capital expenditures for the three months ended March 31, 2022	$129,000	$75,000	$88,000	$34,987,000	$34,000	$-	$46,000	$35,359,000

Identifiable assets as of March 31, 2022	$34,479,000	$6,342,000	$71,852,000	$131,833,000	$92,473,000	$118,650,000	$63,295,000	$518,924,000

23. CONCENTRATIONS OF CREDIT AND REVENUE RISK

The following table summarizes accounts receivable that are concentrated with certain large customers as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2023
Customer A	15.9%	12.8%
Customer B	6.9%	13.5%

For the year three months ended March 31, 2023 and 2022, no customer represented 10% or more of consolidated revenues.

24. SUBSEQUENT EVENTS

2022 Preferred ATM Offering

During the period between April 1, 2023 through May 19, 2023, the Company sold an aggregate of 105,475 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for net proceeds of $1.2 million.

Investments in Alpha Fund

During the period between April 1, 2023 through May 19, 2023, Ault Lending purchased an additional $0.3 million of limited partnership interests in Alpha Fund.

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

Series C Preferred Purchase Agreement

On May 1, 2023, the Company entered into a securities purchase agreement (the “Agreement”) with Ault & Company, pursuant to which the Company agreed to sell to Ault & Company up to 40,000 shares of Series C convertible preferred stock and warrants to purchase up to 1.3 million shares of common stock for a total purchase price of up to $40 million. The consummation of the transactions contemplated by the Agreement are subject to various customary closing conditions and the receipt of certain third party consents. In addition to customary closing conditions, the closing of the transaction is also conditioned upon the receipt by Ault & Company of financing in an amount sufficient to consummate the transaction. The Agreement contains customary termination provisions for Ault & Company under certain circumstances, and the Agreement shall automatically terminate if the closing has not occurred prior to May 31, 2023, although such date may be extended by Ault & Company as set forth in the Agreement.

Amendment to 16% Secured Promissory Note

On May 2, 2023, the Company entered into a second amendment agreement, effective as of April 18, 2023, with the Initial Investor related to the December 2022 16% secured promissory note extending the due date on the date for which the Company was required to make a payment of $1.0 million. The Company agreed to increase the principal amount of the note by $0.2 million as an extension fee and to grant the Investors an additional 2,000 miners as collateral for repayment of the notes.

Original Issuance Discount Term Notes

On May 15, 2023, the Company issued a term note with a principal amount of $1.3 million, which does not bear interest unless there is an event of default. The term note was issued at a discount, with net proceeds to the Company amounting to $1.0 million. The Company is obligated to repay $1.0 million of the note on June 15, 2023 and the remaining $0.3 million on June 30, 2023. Upon an event of default, the Company will pledge its ownership of the membership interests in 456 Lux Hotel NYC, LLC, which is a limited partner in NYREIC 456 LP. Milton “Todd” Ault, III, the Company’s Executive Chairman, and his wife, guaranteed repayment of the term note.

On May 16, 2023, the Company issued a term note with a principal amount of $120,000, which does not bear interest. The term note was issued at a discount, with net proceeds to the Company amounting to $100,000. The note is scheduled to mature on June 16, 2023. The Company has the option to extend the maturity date by 15 days, upon payment of an extension fee equal to 1% of the amount then outstanding.

On May 17, 2023, the Company issued a term note with a principal amount of $1.3 million, which does not bear interest unless there is an event of default. The term note was issued at a discount, with net proceeds to the Company amounting to $1.0 million. The note is scheduled to mature on July 17, 2023. Milton “Todd” Ault, III, the Company’s Executive Chairman, and Ault & Company guaranteed repayment of the term note.

BMI Securities Purchase Agreement

On April 27, 2023, BMI entered into a securities purchase agreement with certain accredited investors providing for the issuance of senior secured convertible notes with an aggregate principal face amount of $6.9 million convertible into shares of BMI common stock and five-year warrants to purchase an aggregate of 63.0 million shares of BMI common stock at an exercise price of $0.1091 per share, subject to adjustment. The Notes are secured by a guaranty provided by the Company, as well as by Milton “Todd” Ault, III, the Company’s Executive Chairman, and Ault & Company guaranteed repayment of the term note.

BMI and the investors entered into a registration rights agreement whereby BMI agreed to file a registration statement to register the conversion shares and warrant shares.

The senior secured convertible notes bear no interest as they were issued with an original issuance discount. The maturity date of the Notes is April 27, 2024. The senior secured convertible notes are convertible at a price per share equal to the lower of (i) $0.1091 or (ii) the greater of (A) $0.0168 and (B) 85% of the lowest volume weighted average price of BMI common stock during the 10 trading days prior to the date of conversion, subject to adjustment.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “AAI,” “we,” “us” and “our” refer to Ault Alliance, Inc., a Delaware corporation. AAI is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through our wholly and majority owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin, and provide mission-critical products that support a diverse range of industries, including metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. In addition, we own and operate hotels and extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

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

On March 28, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we sold, in a private placement, an aggregate of 100,000 shares of our preferred stock, with each such share having a stated value of $100.00 and consisting of (i) 83,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”), (ii) 1,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and (iii) 16,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock” and collectively, the “Preferred Shares”). The Preferred Shares are convertible into shares of our common stock at the option of the holders and, in certain circumstances, by us.

Each share of Series E Preferred Stock and Series F Preferred Stock had a purchase price of $100.00, equal to each such share’s stated value. The purchase price of the Series E Preferred Stock and the Series F Preferred Stock was paid for by the Investors’ canceling outstanding secured promissory notes in the principal amount of $8.4 million, whereas the purchase price of the shares of Series G Preferred Stock consisted of accrued but unpaid interest on these notes, as well as for other good and valuable consideration. Each Preferred Share is convertible into shares of our common stock at a conversion price equal to 85% of the closing sale price of our common stock on the trading day prior to the date of conversion, subject to a floor price of $0.10. The Preferred Shares became convertible at the option of the holder following our receipt of stockholder approval of the Reverse Split (as defined below). The private placement closed on March 30, 2023.

We called a special meeting of stockholders, which was held on May 15, 2023, to consider an amendment (the “Amendment”) to our Certificate of Incorporation to authorize a reverse split of our common stock (the “Reverse Split”). The Investors agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the Preferred Shares until after the Reverse Split. Pursuant to the certificate of designation of the Series E Preferred Stock, the shares of Series E Preferred Stock had the right to vote on such Amendment on an as converted to common stock basis. In addition, pursuant to the certificate of designation of the Series F Preferred Stock, the shares of Series F Preferred Stock had the right to vote on such Amendment. Each Investor agreed to vote the shares of the Series E Preferred Stock in favor of the Amendment and that the shares of the Series F Preferred Stock shall automatically be voted in a manner that “mirrors” the proportions on which the shares of our common stock and Series E Preferred Stock are voted on the Amendment. The Amendment required the approval of the majority of the votes associated with our outstanding capital stock entitled to vote on the proposal.

On May 15, 2023, we held the special meeting of stockholders, at which meeting the Reverse Split was approved by the stockholders. On May 15, 2023, we approved a ratio with respect to the Reverse Split of one-for-three hundred. The Reverse Split did not affect the number of authorized shares of common stock or preferred stock or their par value per share. As a result of the Reverse Split, each three hundred shares of common stock issued and outstanding prior to the Reverse Split were converted into one share of common stock. The Reverse Split became effective in the State of Delaware on May 17, 2023. All share amounts in this Quarterly Report have been updated to reflect the Reverse Split.

On May 1, 2023, we entered into a securities purchase agreement (the “Series C Agreement”) with Ault & Company, Inc. (“Ault & Company”), a related party, pursuant to which we agreed to sell to Ault & Company up to 40,000 shares of Series C convertible preferred stock and warrants to purchase up to 1.3 million shares of common stock for a total purchase price of up to $40 million. The consummation of the transactions contemplated by the Series C Agreement are subject to various customary closing conditions and the receipt of certain third party consents. In addition to customary closing conditions, the closing of the transaction is also conditioned upon the receipt by Ault & Company of financing in an amount sufficient to consummate the transaction. The Series C Agreement contains customary termination provisions for Ault & Company under certain circumstances, and the Series C Agreement shall automatically terminate if the closing has not occurred prior to May 31, 2023, although such date may be extended by Ault & Company as set forth in the Series C Agreement.

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

In recent years, we have provided capital and relevant expertise to fuel the growth of businesses in metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.ault.com.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022

Revenue	$13,889,000	$8,659,000
Revenue, cryptocurrency mining	7,347,000	3,548,000
Revenue, hotel operations	2,243,000	2,698,000
Revenue, crane operations	12,646,000	-
Revenue, lending and trading activities	(4,939,000)	17,921,000
Total revenue	31,186,000	32,826,000
Cost of revenue, products	9,787,000	5,748,000
Cost of revenue, cryptocurrency mining	8,103,000	2,497,000
Cost of revenue, hotel operations	2,688,000	2,249,000
Cost of revenue, hotel operations	7,388,000	-
Cost of revenue, lending and trading activities	1,180,000	-
Total cost of revenue	29,146,000	10,494,000
Gross profit	2,040,000	22,332,000
Total operating expenses	33,458,000	21,302,000
Loss from operations	(31,418,000)	1,030,000
Other income (expense):
Interest and other income	1,197,000	449,000
Interest expense	(13,730,000)	(29,824,000)
Loss on extinguishment of debt	(63,000)	-
Realized gain on marketable securities	(38,000)	109,000
Loss from investment in unconsolidated entity	-	(533,000)
Impairment of equity securities	(9,555,000)	-
Gain on the sale of fixed assets	4,515,000	-
Change in fair value of warrant liability	-	(18,000)
Loss before income taxes	(49,092,000)	(28,787,000)
Income tax benefit	(263,000)	-
Net loss	(48,829,000)	(28,787,000)
Net loss attributable to non-controlling interest	183,000	15,000
Net loss attributable to Ault Alliance, Inc.	(48,646,000)	(28,772,000)
Preferred dividends	(229,000)	(5,000)
Net loss available to common stockholders	$(48,875,000)	$(28,777,000)
Comprehensive loss
Net loss available to common stockholders	$(48,875,000)	$(28,777,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	170,000	(287,000)
Total comprehensive loss	$(48,705,000)	$(29,064,000)

Revenues

Revenues by segment for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,		Increase
	2023	2022	(Decrease)%
GIGA	$8,708,000	$7,245,000	$1,463,000	20%
TurnOnGreen	876,000	1,129,000	(253,000)	-22%
SMC	3,383,000	-	3,383,000	—
BNI
Revenue, cryptocurrency mining	7,347,000	3,548,000	3,799,000	107%
Revenue, commercial real estate leases	458,000	278,000	180,000	65%
AGREE	2,243,000	2,698,000	(455,000)	-17%
Fintech:
Revenue, lending and trading activities	(4,939,000)	17,921,000	(22,860,000)	-128%
Other	-	7,000	(7,000)	-100%
Energy	13,110,000	-	13,110,000	—
Total revenue	$31,186,000	$32,826,000	$(1,640,000)	-5%

Our revenues decreased by $1.6 million, or 5%, to $31.2 million for the three months ended March 31, 2023, from $32.8 million for the three months ended March 31, 2022.

GIGA

The $1.5 million increase in our GIGA segment revenue for the three months ended March 31, 2023 included $0.4 million attributable to our recent acquisition of Giga-tronics Incorporated on September 8, 2022. The improved economic environment following COVID-19 disruptions, along with increased military spending, drove growth in our GIGA segment, which provides customized solutions for military markets. Additionally, revenue from Enertec Systems 2001 Ltd., a subsidiary of Giga-tronics Incorporated, which is primarily recognized over time, increased by 7%, to $3.5 million for the three months ended March 31, 2023, up $0.2 million from $3.3 million in the prior-year period.

TurnOnGreen

TurnOnGreen revenues were down $0.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

SMC

SMC revenues increased by $3.4 million due to the acquisition of SMC in June 2022.

BNI

Revenues from BNI’s cryptocurrency mining operations increased $3.8 million as we increased our cryptocurrency mining activities from the prior period, partially offset by lower Bitcoin prices and an increase in Bitcoin mining difficulty level in the current year period.

AGREE

AGREE’s revenues decreased by $0.5 million due to interruptions in business operations as the properties were being renovated during the three months ended March 31, 2023. The renovations were completed in April 2023.

Fintech

Revenues from our lending and trading activities were negative $4.9 million due to significant unrealized losses for the three months ended March 31, 2023 from our investment portfolio. During the three months ended March 31, 2022, Ault Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to Ault Lending in certain financing transactions. Revenue from lending and trading activities for the three months ended March 31, 2023 included an approximate $1.5 million unrealized loss from our investment in Alzamend. Under its business model, Ault Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities for the three months ended March 31, 2023 included net losses on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Energy

Energy revenues increased by $13.1 million for the three months ended March 31, 2023, primarily due to the acquisition of the Circle 8 crane operations in December 2022.

Gross Margins

Gross margins decreased to 7% for the three months ended March 31, 2023, compared to 68% for the three months ended March 31, 2022. Our gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 7% recognized during the three months ended March 31, 2023 were impacted by negative margins from our lending and trading activities and negative margins from our BNI cryptocurrency mining segment due to the decline in the price of Bitcoin coupled with an increase in Bitcoin mining difficulty level. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the three months ended March 31, 2023 and 2022 would have been 31% and 30%, respectively, with gross margins slightly lower than our historical averages due to gross margins from SMC, which were 23%.

Research and Development

Research and development expenses increased by $1.1 million for the three months ended March 31, 2023 due to expenditures related to development work on the BMI metaverse platform.

Selling and Marketing

Selling and marketing expenses were $8.8 million for the three months ended March 31, 2023, compared to $6.5 million for the three months ended March 31, 2022, an increase of $2.3 million, or 36%. The increase was the result of $1.3 million higher advertising and promotion costs related to BMI’s metaverse platform, including an increase of $0.6 million related to an advertising sponsorship agreement. The increase is also attributable to $0.8 million increases in sales and marketing costs from SMC, which was acquired in June 2022 and $0.3 million from GIGA, which was acquired in September 2022

General and Administrative

General and administrative expenses were $22.7 million for the three months ended March 31, 2023, compared to $13.7 million for the three months ended March 31, 2022, an increase of $9.0 million, or 66%. General and administrative expenses increased from the comparative prior period, mainly due to:

•	general and administrative costs of $3.0 million from Circle 8, which was acquired in December 2022;
•	general and administrative costs of $2.2 million from SMC, which was acquired in June 2022;
•	general and administrative costs of $1.3 million from GIGA, which was acquired in September 2022;
•	higher stock-based compensation of $1.3 million;

•	$1.0 million higher travel costs;

•	$0.8 million increase in the accrual of a performance bonus related to realized gains on trading activities during the period;
•	general and administrative costs of $0.6 million from AVLP, which was acquired in June 2022; and
•	partially offset by a decrease in corporate legal fees of $1.0 million.

Impairment of Mined Cryptocurrency

Impairment of mined cryptocurrency for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.4 million, respectively, attributable to the volatility of the Bitcoin market as market price of Bitcoin drops below the Company’s carrying value within the respective periods.

Interest and Other Income

Interest and other income was $1.2 million for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. The increase in interest and other income is primarily due to higher interest rates resulting in higher income from ADRT’s cash and marketable securities held in the trust account.

Interest Expense

Interest expense was $13.7 million for the three months ended March 31, 2023, compared to $29.8 million for the three months ended March 31, 2022. The $29.8 million interest expense for the three months ended March 31, 2022 related primarily to amortization of debt discount of $26.3 million from the issuance of warrants, a non-cash charge, and original issue discount, in connection with the $66.0 million of senior notes issued in December 2021, which were fully paid in March 2022. Interest expense for the three months ended March 31, 2023 includes $9.0 amortization of debt discount primarily related to new debt agreements compared to the prior year period.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.1 million for the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022. The current period loss on extinguishment of debt relates to the issuance of $8.5 million fair value of convertible preferred stock liabilities to satisfy $8.4 million of principal amount of secured promissory notes.

Loss From Investment in Unconsolidated Entity

Loss from investment in unconsolidated entity was $0 for the three months ended March 31, 2023, compared to $0.5 million for the three months ended March 31, 2022, representing our share of losses from our equity method investment in AVLP prior to the June 1, 2022 acquisition.

Impairment of Equity Securities

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at March 31, 2023 were $9.6 million.

Other Comprehensive (Loss) Income

Other comprehensive gain was $0.2 million compared to other comprehensive loss of $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The balance of other comprehensive income for both years was caused by foreign currency translation adjustments between our functional currency, the U.S. Dollar, and the British Pound and Israeli Shekel.

Liquidity and Capital Resources

On March 31, 2023, we had cash and cash equivalents of $9.2 million (excluding restricted cash of $1.9 million), compared to cash and cash equivalents of $10.5 million (excluding restricted cash of $3.6 million) at December 31, 2022. The decrease in cash and cash equivalents was primarily due the payment of debt and purchases of property and equipment partially offset by cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from notes payable and cash provided by operating activities.

Net cash provided by operating activities totaled $12.2 million for the three months ended March 31, 2023, compared to $29.4 million for the three months ended March 31, 2022. Cash provided by operating activities for the three months ended March 31, 2023 included $22.0 million net cash provided by marketable securities from trading activities related to the operations of Ault Lending, partially offset by operating losses and changes in working capital.

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2023, compared to $28.8 million for the three months ended March 31, 2022. Net cash used in investing activities for the three months ended March 31, 2023 was primarily related to capital expenditures, partially offset by proceeds from the sale of fixed assets of $4.5 million.

Net cash used in financing activities was $8.1 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $22.2 million for the three months ended March 31, 2022, and reflects the following transactions:

•	2022 Common ATM Offering – During the three months ended March 31, 2023, we sold an aggregate of 0.1 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $4.2 million. Effective March 17, 2023, we terminated the 2022 Common ATM Offering;

•	2022 Preferred ATM Offering – During the three months ended March 31, 2023, we sold an aggregate of 90,184 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for net proceeds of $1.2 million;

•	$19.7 million payments on notes payable, partially offset by $5.0 million proceeds from notes payable; and

•	$2.7 million proceeds from convertible notes payable, partially offset by $0.2 million payments on convertible notes payable.

Financing Transactions Subsequent to March 31, 2023

Financing transactions subsequent to March 31, 2023 included the following:

2022 Preferred ATM Offering

During the period between April 1, 2023 through May 18, 2023, we sold an aggregate of 105,475 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for net proceeds of $1.1 million.

12% Term Note

On April 5, 2023, we issued a term note with a principal amount of $1.1 million, bearing an interest rate of 12%. The term note was issued at a discount, with net proceeds to us amounting to $1.0 million. The note is scheduled to mature on June 5, 2023. We have the option to extend the maturity date by one month, upon payment of a $30,000 extension fee. Ault & Company, a related party, guaranteed the term note.

Original Issuance Discount Term Notes

On May 15, 2023, we issued a term note with a principal amount of $1.3 million, which does not bear interest unless there is an event of default. The term note was issued at a discount, with net proceeds to us amounting to $1.0 million. We are obligated to repay $1.0 million of the note on June 15, 2023 and the remaining $0.3 million on June 30, 2023. Upon an event of default, we will pledge our ownership of the membership interests in 456 Lux Hotel NYC, LLC, which is a limited partner in NYREIC 456 LP. Milton “Todd” Ault, III, our Executive Chairman, and his wife, guaranteed repayment of the term note.

On May 16, 2023, we issued a term note with a principal amount of $120,000, which does not bear interest. The term note was issued at a discount, with net proceeds to us amounting to $100,000. The note is scheduled to mature on June 16, 2023. We have the option to extend the maturity date by 15 days, upon payment of an extension fee equal to 1% of the amount then outstanding.

On May 17, 2023, we issued a term note with a principal amount of $1.3 million, which does not bear interest unless there is an event of default. The term note was issued at a discount, with net proceeds to us amounting to $1.0 million. The note is scheduled to mature on July 17, 2023. Milton “Todd” Ault, III, our Executive Chairman, and Ault & Company guaranteed repayment of the term note.

BMI Securities Purchase Agreement

On April 27, 2023, BMI entered into a securities purchase agreement with certain accredited investors providing for the issuance of senior secured convertible notes with an aggregate principal face amount of $6.9 million convertible into shares of BMI common stock and five-year warrants to purchase an aggregate of 63.0 million shares of BMI common stock at an exercise price of $0.1091 per share, subject to adjustment. The Notes are secured by a guaranty provided by us, as well as by Milton “Todd” Ault, III, our Executive Chairman, and Ault & Company guaranteed repayment of the term note.

BMI and the investors entered into a registration rights agreement whereby BMI agreed to file a registration statement to register the conversion shares and warrant shares.

The senior secured convertible notes bear no interest as they were issued with an original issuance discount. The maturity date of the Notes is April 27, 2024. The senior secured convertible notes are convertible at a price per share equal to the lower of (i) $0.1091 or (ii) the greater of (A) $0.0168 and (B) 85% of the lowest volume weighted average price of BMI common stock during the 10 trading days prior to the date of conversion, subject to adjustment.

Critical Accounting Policies

Variable Interest Entities

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the end of its most recent fiscal year.

Management has identified the following material weaknesses:

1.	We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting, fair value estimates and analysis of financial instruments for proper classification in the consolidated financial statements, in a timely manner;

2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness;

3.	Our primary user access controls (i.e., provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes; and

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

Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the fiscal quarter ended March 31, 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SEC Investigation

The Company and certain affiliates and related parties received several subpoenas from the SEC for the production of documents and testimony in the non-public fact-finding investigation referred to as In re DPW Holdings, Inc. The Company and those parties have engaged in discussions with the SEC regarding the matters at issue in the investigation, and those discussions have progressed. No final resolution regarding the matters at issue in the investigation has been reached however, and there can be no assurance as to the outcome of this matter. The Company recorded a $1.0 million loss contingency related to this matter.

ITEM 1A.	RISK FACTORS

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2023 through March 31, 2023, Ault Alpha LP purchased 6,379 shares of common stock. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 1, 2023 – January 31, 2023	6,379	$30.00
February 1, 2023 – February 28, 2023	-	$-
March 1, 2023 – March 31, 2023	-	$-
Total	6,379	$30.00	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.6	Certificate of Elimination of the Series C convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on January 27, 2023 as Exhibit 3.1 thereto.
3.7	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
3.8	Amended and Restated Bylaws, effective as of November 2, 2021. Incorporated by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.1 thereto.
3.9	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.10	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.11	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.12	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.13	Certificate of Designation of Series E Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 3.1 thereto.
3.14	Certificate of Designation of Series F Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 3.2 thereto.
3.15	Certificate of Designation of Series G Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 3.3 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.

10.1	Form of Share Exchange Agreement, entered into February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.1 thereto.
10.2	Form of Series B Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.2 thereto.
10.3	Form of Series C Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.3 thereto.
10.4	Form of Securities Purchase Agreement among the registrant and the Investors, dated March 28, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 10.1 thereto.
10.5	Form of Side Letter among the registrant and the Investors, dated March 28, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 10.2 thereto.
10.6*	Form of amendment #1 to senior secured promissory note.
10.7*	Form of amendment #1 to senior secured promissory note.
10.8*	Form of amendment #2 to senior secured promissory note.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

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

