Form 10-Q
period 2023-06-30
Ault Alliance, Inc.
filed 2023-08-21
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

At August 18, 2023, the registrant had outstanding 5,553,027 shares of common stock.

AULT ALLIANCE, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,705,000	$10,492,000
Restricted cash	1,092,000	3,563,000
Cash and marketable securities held in trust account	-	118,193,000
Marketable equity securities	653,000	6,590,000
Accounts receivable	13,534,000	19,586,000
Inventories	20,999,000	22,080,000
Investment in promissory notes and other, related party	2,968,000	2,868,000
Loans receivable, current	1,165,000	7,593,000
Prepaid expenses and other current assets	16,745,000	14,744,000
TOTAL CURRENT ASSETS	76,861,000	205,709,000

Cash and marketable securities held in trust account	2,143,000	-
Intangible assets, net	17,290,000	34,786,000
Goodwill	9,158,000	27,902,000
Property and equipment, net	227,860,000	229,914,000
Right-of-use assets	7,333,000	8,419,000
Investments in common stock, related parties	5,836,000	6,449,000
Investments in other equity securities	25,856,000	42,494,000
Other assets	6,053,000	5,841,000
TOTAL ASSETS	$378,390,000	$561,514,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,131,000	$63,411,000
Dividend payable in TurnOnGreen common stock	5,200,000	-
Operating lease liability, current	2,479,000	2,975,000
Notes payable, net	46,434,000	39,621,000
Convertible notes payable, current	3,326,000	1,325,000
Series E Convertible Preferred Liability: $100 stated value per share, $0.001 par value – 83,000 shares authorized; 83,000 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (liquidation preference of $8,300,000 as of June 30, 2023)	7,055,000	-
Series G Convertible Preferred Liability: $100 stated value per share, $0.001 par value – 16,000 shares authorized; 14,208 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (liquidation preference of $1,421,000 as of June 30, 2023)	1,208,000	-
Redeemable noncontrolling interests in equity of subsidiaries	-	117,993,000
TOTAL CURRENT LIABILITIES	146,833,000	225,325,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	June 30,	December 31,
	2023	2022
LONG TERM LIABILITIES
Operating lease liability, non-current	5,145,000	5,836,000
Notes payable	87,561,000	91,464,000
Convertible notes payable	11,949,000	11,451,000
Deferred underwriting commissions of Ault Disruptive Technologies Corporation (“Ault Disruptive”) subsidiary	3,450,000	3,450,000

TOTAL LIABILITIES	254,938,000	337,526,000

COMMITMENTS AND CONTINGENCIES

Redeemable noncontrolling interests in equity of subsidiaries	1,951,000	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at June 30, 2023 and December 31, 2022 (liquidation preference of $176,000 as of June 30, 2023 and December 31, 2022)	-	-
Series B Convertible Preferred Stock, $10 stated value per share, share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 (liquidation preference of $1,190,000 at June 30, 2023 and December 31, 2022)	-	-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; shares authorized, 425,197 shares and 172,838 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (liquidation preference of $10,630,000 and $4,321,000 as of June 30, 2023 and December 31, 2022, respectively)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 1,526,411 and 1,274,157 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,000	1,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	573,386,000	565,904,000
Accumulated deficit	(444,371,000)	(329,078,000)
Accumulated other comprehensive loss	(1,450,000)	(1,100,000)
Treasury stock, at cost	(29,919,000)	(29,235,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	97,648,000	206,492,000

Non-controlling interest	23,853,000	17,496,000

TOTAL STOCKHOLDERS’ EQUITY	121,501,000	223,988,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,390,000	$561,514,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue, products	$12,216,000	$7,849,000	$25,647,000	$16,508,000
Revenue, cryptocurrency mining	8,368,000	3,976,000	15,715,000	7,524,000
Revenue, hotel and real estate operations	4,709,000	4,598,000	7,410,000	7,296,000
Revenue, crane operations	12,590,000	-	25,236,000	-
Revenue, lending and trading activities	9,525,000	943,000	4,586,000	18,864,000
Total revenue	47,408,000	17,366,000	78,594,000	50,192,000
Cost of revenue, products	9,036,000	5,044,000	18,823,000	10,792,000
Cost of revenue, cryptocurrency mining	9,726,000	4,453,000	17,829,000	6,950,000
Cost of revenue, hotel and real estate operations	3,120,000	2,872,000	5,808,000	5,121,000
Cost of revenue, crane operations	7,641,000	-	15,029,000	-
Cost of revenue, lending and trading activities	-	-	1,180,000	-
Total cost of revenue	29,523,000	12,369,000	58,669,000	22,863,000
Gross profit	17,885,000	4,997,000	19,925,000	27,329,000

Operating expenses
Research and development	1,804,000	729,000	3,646,000	1,424,000
Selling and marketing	9,575,000	6,979,000	18,371,000	13,460,000
General and administrative	21,317,000	19,032,000	43,998,000	32,719,000
Impairment of goodwill and intangible assets	35,570,000	-	35,570,000	-
Impairment of mined cryptocurrency	124,000	1,976,000	263,000	2,415,000
Total operating expenses	68,390,000	28,716,000	101,848,000	50,018,000
Loss from operations	(50,505,000)	(23,719,000)	(81,923,000)	(22,689,000)
Other income (expense):
Interest and other income	2,382,000	81,000	3,579,000	530,000
Interest expense	(15,927,000)	(2,031,000)	(29,657,000)	(31,855,000)
Loss on extinguishment of debt	(91,000)	-	(154,000)	-
Realized and unrealized (loss) gain on marketable securities	(206,000)	198,000	(244,000)	307,000
Loss from investment in unconsolidated entity	-	(391,000)	-	(924,000)
Impairment of equity securities	-	-	(9,555,000)	-
(Loss) gain on the sale of fixed assets	(1,754,000)	-	2,761,000	-
Change in fair value of warrant liability	3,217,000	(6,000)	3,217,000	(24,000)
Total other expense, net	(12,379,000)	(2,149,000)	(30,053,000)	(31,966,000)
Loss before income taxes	(62,884,000)	(25,868,000)	(111,976,000)	(54,655,000)
Income tax provision	1,368,000	217,000	1,105,000	217,000
Net loss	(64,252,000)	(26,085,000)	(113,081,000)	(54,872,000)
Net loss attributable to non-controlling interest	3,569,000	321,000	3,752,000	336,000
Net loss attributable to Ault Alliance, Inc.	(60,683,000)	(25,764,000)	(109,329,000)	(54,536,000)
Preferred dividends	(321,000)	(44,000)	(550,000)	(49,000)
Net loss available to common stockholders	$(61,004,000)	$(25,808,000)	$(109,879,000)	$(54,585,000)

Basic net loss per common share	$(50.08)	$(26.73)	$(91.41)	$(85.83)
Diluted net loss per common share	$(50.08)	$(26.73)	$(91.41)	$(85.83)

Weighted average basic and diluted common shares outstanding	1,218,000	966,000	1,202,000	636,000

Comprehensive loss
Net loss available to common stockholders	$(61,004,000)	$(25,808,000)	$(109,879,000)	$(54,585,000)
Foreign currency translation adjustment	(520,000)	(1,471,000)	(350,000)	(1,758,000)
Other comprehensive loss	(520,000)	(1,471,000)	(350,000)	(1,758,000)
Total comprehensive loss	$(61,524,000)	$(27,279,000)	$(110,229,000)	$(56,343,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2023

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, April 1, 2023	395,062	$-	1,385,822	$1,000	$575,073,000	$(378,633,000)	$(931,000)	$24,265,000	$(29,432,000)	$190,343,000
Preferred stock issued for cash	162,175	-	-	-	5,090,000	-	-	-	-	5,090,000
Preferred stock offering costs	-	-	-	-	(3,388,000)	-	-	-	-	(3,388,000)
Stock-based compensation	-	-	-	-	752,000	-	-	1,307,000	-	2,059,000
Issuance of common stock for cash	-	-	103,096	-	754,000	-	-	-	-	754,000
Financing cost in connection with sales of common stock	-	-	-	-	(27,000)	-	-	-	-	(27,000)
Issuance of common stock for conversion of preferred stock liabilities	-	-	37,493	-	328,000	-	-	-	-	328,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	(4,736,000)	-	-	-	(4,736,000)
Increase in ownership interest of subsidiary	-	-	-	-	2,000	-	-	(1,223,000)	-	(1,221,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	3,572,000	-	3,572,000
Distribution to Circle 8 non-controlling interest	-	-	-	-	-	-	-	(500,000)	-	(500,000)
Purchase of treasury stock - Ault Alpha LP (“Ault Alpha”)	-	-	-	-	-	-	-	-	(488,000)	(488,000)
Net loss	-	-	-	-	-	(60,683,000)	-	-	-	(60,683,000)
Preferred dividends	-	-	-	-	-	(321,000)	-	-	-	(321,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(520,000)	-	-	(520,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(3,569,000)	-	(3,569,000)
Dividend payable in TurnOnGreen common stock ($3.52 per share)	-	-	-	-	(5,200,000)	-	-	-	-	(5,200,000)
Other	-	-	-	1,000	2,000	2,000	1,000	1,000	1,000	8,000
BALANCES, June 30, 2023	557,237	$-	1,526,411	$2,000	$573,386,000	$(444,371,000)	$(1,450,000)	$23,853,000	$(29,919,000)	$121,501,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2022

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, April 1, 2022	132,040	$-	225,015,203	$225,000	$495,536,000	$(174,378,000)	$(393,000)	$1,640,000	$(14,172,000)	$308,458,000
Issuance of common stock for restricted stock awards	-	-	429,379	-	-	-	-	-	-	-
Preferred stock issued for cash	146,618	-	-	-	3,666,000	-	-	-	-	3,666,000
Preferred stock offering costs	-	-	-	-	(537,000)	-	-	-	-	(537,000)
Stock-based compensation					983,000			36,000		1,019,000
Sale of common stock	-	-	98,995,997	99,000	53,180,000	-	-	-	-	53,279,000
Financing cost in connection with sales of common stock	-	-	-	-	(1,266,000)	-	-	-	-	(1,266,000)
Acquisition of non-controlling interests	-	-	-	-	(1,848,000)	-	-	(382,000)	-	(2,230,000)
Non-controlling interest from Avalanche International Corp. (“AVLP”) acquisition	-	-	-	-	-	-	-	6,738,000	-	6,738,000
Non-controlling interest from The Singing Machine Company, Inc. (“SMC”) acquisition	-	-	-	-	-	-	-	10,336,000	-	10,336,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(6,467,000)	(6,467,000)
Net loss	-	-	-	-	-	(25,764,000)	-	-	-	(25,764,000)
Preferred dividends		-	-	-	-	(44,000)	-	-	-	(44,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,471,000)	-	-	(1,471,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(321,000)	-	(321,000)
Other	-	-	-	-	(1,000)	2,000	1,000	1,000	-	3,000
BALANCES, June 30, 2022	278,658	$-	324,440,579	$324,000	$549,713,000	$(200,184,000)	$(1,863,000)	$18,048,000	$(20,639,000)	$345,399,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2023

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2023	304,878	$-	1,274,157	$1,000	$565,904,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000
Issuance of common stock for restricted stock awards	-	-	4,974	-	-	-	-	-	-	-
Preferred stock issued for cash	252,359	-	-	-	6,309,000	-	-	-	-	6,309,000
Preferred stock offering costs	-	-	-	-	(3,431,000)	-	-	-	-	(3,431,000)
Stock-based compensation					4,683,000	-	-	1,924,000	-	6,607,000
Issuance of common stock for cash	-	-	209,787	-	4,912,000	-	-	-	-	4,912,000
Financing cost in connection with sales of common stock	-	-	-	-	(132,000)	-	-	-	-	(132,000)
Issuance of common stock for conversion of preferred stock liabilities	-	-	37,493	-	328,000	-	-	-	-	328,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	(5,415,000)	-	-	-	(5,415,000)
Increase in ownership interest of subsidiary	-	-	-	-	13,000	-	-	(1,245,000)	-	(1,232,000)
Non-controlling position at BitNile Metaverse, Inc. (“BMI”) subsidiary acquired	-	-	-	-	-	-	-	6,357,000	-	6,357,000
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	3,572,000	-	3,572,000
Distribution to Circle 8 non-controlling interest	-	-	-	-	-	-	-	(500,000)	-	(500,000)
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(685,000)	(685,000)
Net loss	-	-	-	-	-	(109,329,000)	-	-	-	(109,329,000)
Preferred dividends		-	-	-	-	(550,000)	-	-	-	(550,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(350,000)	-	-	(350,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(3,752,000)	-	(3,752,000)
Dividend payable in TurnOnGreen common stock ($3.52 per share)	-	-	-	-	(5,200,000)	-	-	-	-	(5,200,000)
Other	-	-	-	1,000	-	1,000		1,000	1,000	4,000
BALANCES, June 30, 2023	557,237	$-	1,526,411	$2,000	$573,386,000	$(444,371,000)	$(1,450,000)	$23,853,000	$(29,919,000)	$121,501,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2022

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2022	132,040	$-	84,344,607	$84,000	$385,644,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000
Issuance of common stock for restricted stock awards	-	-	441,879	-	-	-	-	-	-	-
Preferred stock issued for cash	146,618	-	-	-	3,666,000	-	-	-	-	3,666,000
Preferred stock offering costs	-	-	-	-	(537,000)	-	-	-	-	(537,000)
Stock-based compensation	-	-	-	-	3,627,000	-	-	77,000	-	3,704,000
Sale of common stock	-	-	239,654,093	240,000	163,186,000	-	-	-	-	163,426,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,024,000)	-	-	-	-	(4,024,000)
Acquisition of non-controlling interests	-	-	-	-	(1,848,000)	-	-	(382,000)	-	(2,230,000)
Non-controlling interest from AVLP acquisition	-	-	-	-	-	-	-	6,738,000	-	6,738,000
Non-controlling interest from SMC acquisition	-	-	-	-	-	-	-	10,336,000	-	10,336,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(7,459,000)	(7,459,000)
Net loss	-	-	-	-	-	(54,536,000)	-	-	-	(54,536,000)
Preferred dividends		-	-	-	-	(49,000)	-	-	-	(49,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,758,000)	-	-	(1,758,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(336,000)	-	(336,000)
Other	-	-	-	-	(1,000)	1,000	1,000	2,000	-	3,000
BALANCES, June 30, 2022	278,658	$-	324,440,579	$324,000	$549,713,000	$(200,184,000)	$(1,863,000)	$18,048,000	$(20,639,000)	$345,399,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(113,081,000)	$(54,872,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,383,000	6,618,000
Amortization of debt discount	16,418,000	26,493,000
Amortization of right-of-use assets	1,446,000	511,000
Impairment of goodwill and intangible assets	35,570,000	-
Stock-based compensation	6,607,000	3,704,000
Gain on the sale of fixed assets	(2,761,000)	-
Impairment of equity securities	11,555,000	-
Impairment of cryptocurrencies	263,000	2,415,000
Realized gain on the sale of cryptocurrencies	(348,000)	(261,000)
Revenue, cryptocurrency mining	(15,715,000)	(7,524,000)
Realized losses on sale of marketable securities	(2,946,000)	(18,585,000)
Unrealized gains on marketable securities	(3,367,000)	9,669,000
Unrealized losses on investments in common stock, related parties	628,000	9,048,000
Unrealized gains on equity securities	-	(17,021,000)
Income from cash held in trust	(2,533,000)	-
Loss from investment in unconsolidated entity	-	924,000
Loss on remeasurement of investment in unconsolidated entity	-	2,700,000
Provision for loan losses	1,180,000	-
Change in the fair value of warrant liability	(3,217,000)	24,000
Other	54,000	(712,000)
Changes in operating assets and liabilities:
Proceeds from the sale of cryptocurrencies	15,040,000	4,377,000
Marketable equity securities	41,197,000	50,734,000
Accounts receivable	6,088,000	(2,311,000)
Inventories	1,124,000	(2,646,000)
Prepaid expenses and other current assets	(1,077,000)	2,399,000
Other assets	(211,000)	(384,000)
Accounts payable and accrued expenses	8,148,000	4,706,000
Lease liabilities	(1,532,000)	(626,000)
Net cash provided by operating activities	12,913,000	19,380,000
Cash flows from investing activities:
Purchase of property and equipment	(11,346,000)	(72,779,000)
Investment in promissory notes and other, related parties	-	(2,200,000)
Investments in common stock and warrants, related parties	-	(4,663,000)
Purchase of SMC, net of cash received	-	(8,239,000)
Cash received upon acquisition of AVLP	-	1,245,000
Acquisition of non-controlling interests	-	(2,230,000)
Purchase of marketable equity securities	-	(1,981,000)
Sales of marketable equity securities	-	11,733,000
Investments in loans receivable	(181,000)	(2,728,000)
Principal payments on loans receivable	-	10,525,000
Investments in equity securities	(10,544,000)	(15,820,000)
Proceeds from the sale of fixed assets	4,515,000	-
Other	(1,310,000)	-
Net cash used in investing activities	(18,866,000)	(87,137,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Gross proceeds from sales of common stock	$4,912,000	$163,426,000
Financing cost in connection with sales of common stock	(132,000)	(4,024,000)
Proceeds from sales of preferred stock	6,309,000	3,666,000
Financing cost in connection with sales of preferred stock	(3,431,000)	(537,000)
Proceeds from subsidiaries’ sale of stock to non-controlling interests	3,572,000	-
Distribution to Circle 8 non-controlling interest	(500,000)	-
Proceeds from notes payable	30,665,000	4,945,000
Repayment of margin accounts	(767,000)	(18,488,000)
Payments on notes payable	(34,057,000)	(65,999,000)
Payments of preferred dividends	(550,000)	(49,000)
Purchase of treasury stock	(685,000)	(7,459,000)
Proceeds from sales of convertible notes	7,817,000	-
Payments on convertible notes	(360,000)	-
Net cash provided by financing activities	12,793,000	75,481,000

Effect of exchange rate changes on cash and cash equivalents	(98,000)	(152,000)

Net increase in cash and cash equivalents and restricted cash	6,742,000	7,572,000

Cash and cash equivalents and restricted cash at beginning of period	14,055,000	21,233,000

Cash and cash equivalents and restricted cash at end of period	$20,797,000	$28,805,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,658,000	$4,104,000

Non-cash investing and financing activities:
Settlement of accounts payable with digital currency	$13,000	$413,000
Conversion of investment in unconsolidated entity for acquisition of AVLP	$-	$23,406,000
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$400,000
Conversion of debt and equity securities to marketable securities	$23,703,000	$24,828,000
Conversion of loans receivable to marketable securities	$5,430,000	$3,600,000
Conversion of interest receivable to marketable securities	$-	$231,000
Recognition of new operating lease right-of-use assets and lease liabilities	$-	$2,188,000
Remeasurement of Ault Disruptive temporary equity	$5,415,000	$-
Preferred stock exchanged for notes payable	$8,591,000	$-
Redeemable noncontrolling interests in equity of Ault Disruptive paid with cash and marketable securities held in trust account	$120,064,000	$-
Dividend payable in TurnOnGreen common stock in additional paid-in capital	$5,200,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Ault Alliance, Inc., a Delaware corporation (“Ault Alliance” or the “Company”) is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin and offers colocation and hosting services for the emerging artificial intelligence ecosystems and other industries, and provides mission-critical products that support a diverse range of industries, including metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

Ault Alliance was founded by Milton “Todd” Ault, III, its Executive Chairman and is led by Milton “Todd” Ault, III, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. All major investment and capital allocation decisions are made for the Company by the Executive Committee. The Company has the following nine reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations, advanced textiles processing and oil exploration;

•	Technology and Finance (“Fintech”) –commercial lending, activist investing, stock trading, media, and digital learning;

•	The Singing Machine Company, Inc. (“SMC”) – consumer electronics;

•	Sentinum, Inc. (“Sentinum”) – cryptocurrency mining operations and colocation and hosting services for the emerging artificial intelligence ecosystems and other industries;

•	Giga-tronics Incorporated (“GIGA”) – defense industry;

•	Imperalis Holding Corp., d/b/a TurnOnGreen, Inc. (“TurnOnGreen”) – commercial electronics solutions;

•	BitNile Metaverse, Inc. (“BMI”) – immersive metaverse platform;

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings; and

•	Ault Disruptive Technologies Corporation (“Ault Disruptive”) – a special purpose acquisition company.

Reverse Stock Split

On May 15, 2023, pursuant to the authorization provided by the Company’s stockholders at a special meeting of stockholders, the Company’s board of directors approved an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding common stock by a ratio of one-for-three hundred (the “Reverse Split”). The Reverse Split did not affect the number of authorized shares of common stock, preferred stock or their respective par value per share. As a result of the Reverse Split, each three hundred shares of common stock issued and outstanding prior to the Reverse Split were converted into one share of common stock. The Reverse Split became effective in the State of Delaware on May 17, 2023. All share amounts in these financial statements have been updated to reflect the Reverse Split.

2. LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2023, the Company had cash and cash equivalents of $19.7 million, negative working capital of $70.0 million and a history of net operating losses. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

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

In making this assessment management performed a comprehensive analysis of the Company’s current circumstances, including its financial position, cash flow and cash usage forecasts, as well as obligations and debts. Although management has a long history of successful capital raises, the analysis used to determine the Company’s ability as a going concern does not include cash sources beyond the Company’s direct control that management expects to be available within the next 12 months.

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of June 30, 2023, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities and digital currencies, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back its operations or cease operations altogether.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited 2022 financial statements contained in the above referenced 2022 Annual Report. Results of the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2022 Annual Report.

Revenue Recognition – Bitcoin Mining

The Company recognizes revenue from Bitcon Mining under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer,
•	Step 2: Identify the performance obligations in the contract,
•	Step 3: Determine the transaction price,
•	Step 4: Allocate the transaction price to the performance obligations in the contract, and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company has entered into a digital asset mining pool by executing a contract with a mining pool operator to provide computing power to the mining pool. The Company’s customer, as defined in ASC 606-10-20, is with the mining pool operator with whom the Company has agreed to the terms of service and user service agreement. The Company supplies computing power, in exchange for consideration, to the pool operator who in turn provides transaction verification services to third parties via a mining pool that includes other participants.

The Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides computing power to the mining pool operator and is created as power is provided over time. The only consideration due to the Company relates to the provision of computing power. The contracts are terminable at any time by and at no cost to the Company, and by the pool operator. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. Providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators.

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

All consideration pursuant to this arrangement is variable. It is not probable that a significant reversal of cumulative revenue will occur and the Company is able to calculate the payout based on the contractual formula, non-cash revenue is estimated and recognized based on the spot price of the Company’s principal market for Bitcoin at the inception of each contract, which is determined to be daily. Non-cash consideration is measured at fair value at contract inception. Fair value of the crypto asset consideration is determined using the spot price of the Company’s principal market for Bitcoin at the beginning of the contract period. This amount is estimated and recognized in revenue upon inception, which is when hash rate is provided.

There is no significant financing component in these transactions.

Expenses associated with running the cryptocurrency mining business, such as equipment depreciation and electricity costs, are recorded as a component of cost of revenues.

Preferred Stock Liabilities

The Company follows Accounting Standards Codification (“ASC”) 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for the Preferred Shares (as defined in Note 16). ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

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

4. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three and six months ended June 30, 2023 and 2022. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2023 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOn Green	Fintech	Sentinum	AGREE	SMC	BMI	Energy	Total
Primary Geographical Markets
North America	$2,856,000	$541,000	$-	$8,693,000	$4,384,000	$2,625,000	$45,000	$12,590,000	$31,734,000
Europe	2,270,000	7,000	-	-	-	-	-	82,000	2,359,000
Middle East and other	3,614,000	176,000	-	-	-	-	-	-	3,790,000
Revenue from contracts with customers	8,740,000	724,000	-	8,693,000	4,384,000	2,625,000	45,000	12,672,000	37,883,000
Revenue, lending and trading activities (North America)	-	-	9,525,000	-	-	-	-	-	9,525,000
Total revenue	$8,740,000	$724,000	$9,525,000	$8,693,000	$4,384,000	$2,625,000	$45,000	$12,672,000	$47,408,000

Major Goods or Services
RF/microwave filters	$1,972,000	$-	$-	$-	$-	$-	$-	$-	$1,972,000
Power supply units & systems	1,564,000	645,000	-	-	-	-	-	-	2,209,000
Healthcare diagnostic systems	1,101,000	-	-	-	-	-	-	-	1,101,000
Defense systems	3,899,000	-	-	-	-	-	-	-	3,899,000
Digital currency mining	-	-	-	8,368,000	-	-	-	-	8,368,000
Hotel and real estate operations	-	-	-	325,000	4,384,000	-	-	-	4,709,000
Karaoke machines and related consumer goods	-	-	-	-	-	2,625,000	-	-	2,625,000
Crane rental	-	-	-	-	-	-	-	12,590,000	12,590,000
Other	204,000	79,000	-	-	-	-	45,000	82,000	410,000
Revenue from contracts with customers	8,740,000	724,000	-	8,693,000	4,384,000	2,625,000	45,000	12,672,000	37,883,000
Revenue, lending and trading activities	-	-	9,525,000	-	-	-	-	-	9,525,000
Total revenue	$8,740,000	$724,000	$9,525,000	$8,693,000	$4,384,000	$2,625,000	$45,000	$12,672,000	$47,408,000

Timing of Revenue Recognition
Goods transferred at a point in time	$4,720,000	$722,000	$-	$8,693,000	$4,384,000	$2,625,000	$45,000	$82,000	$21,271,000
Services transferred over time	4,020,000	2,000	-	-	-	-	-	12,590,000	16,612,000
Revenue from contracts with customers	$8,740,000	$724,000	$-	$8,693,000	$4,384,000	$2,625,000	$45,000	$12,672,000	$37,883,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2023 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOn Green	Fintech	Sentinum	AGREE	SMC	BMI	Energy	Total
Primary Geographical Markets
North America	$5,190,000	$1,326,000	$-	$16,498,000	$6,627,000	$6,008,000	$45,000	$25,675,000	$61,369,000
Europe	4,711,000	11,000	-	-	-	-	-	107,000	4,829,000
Middle East and other	7,547,000	263,000	-	-	-	-	-	-	7,810,000
Revenue from contracts with customers	17,448,000	1,600,000	-	16,498,000	6,627,000	6,008,000	45,000	25,782,000	74,008,000
Revenue, lending and trading activities (North America)	-	-	4,586,000	-	-	-	-	-	4,586,000
Total revenue	$17,448,000	$1,600,000	$4,586,000	$16,498,000	$6,627,000	$6,008,000	$45,000	$25,782,000	$78,594,000

Major Goods or Services
RF/microwave filters	$3,219,000	$-	$-	$-	$-	$-	$-	$-	$3,219,000
Power supply units & systems	4,678,000	1,470,000	-	-	-	-	-	-	6,148,000
Healthcare diagnostic systems	2,238,000	-	-	-	-	-	-	-	2,238,000
Defense systems	6,564,000	-	-	-	-	-	-	-	6,564,000
Digital currency mining	-	-	-	15,715,000	-	-	-	-	15,715,000
Hotel and real estate operations	-	-	-	783,000	6,627,000	-	-	-	7,410,000
Karaoke machines and related consumer goods	-	-	-	-	-	6,008,000	-	-	6,008,000
Crane rental	-	-	-	-	-	-	-	25,236,000	25,236,000
Other	749,000	130,000	-	-	-	-	45,000	546,000	1,470,000
Revenue from contracts with customers	17,448,000	1,600,000	-	16,498,000	6,627,000	6,008,000	45,000	25,782,000	74,008,000
Revenue, lending and trading activities	-	-	4,586,000	-	-	-	-	-	4,586,000
Total revenue	$17,448,000	$1,600,000	$4,586,000	$16,498,000	$6,627,000	$6,008,000	$45,000	$25,782,000	$78,594,000

Timing of Revenue Recognition
Goods transferred at a point in time	$10,126,000	$1,595,000	$-	$16,498,000	$6,627,000	$6,008,000	$45,000	$546,000	$41,445,000
Services transferred over time	7,322,000	5,000	-	-	-	-	-	25,236,000	32,563,000
Revenue from contracts with customers	$17,448,000	$1,600,000	$-	$16,498,000	$6,627,000	$6,008,000	$45,000	$25,782,000	$74,008,000

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2022:

	Three months ended June 30, 2022
	GWW	TurnOnGreen	Fintech	Sentinum	AGREE	Total
Primary Geographical Markets
North America	$1,111,000	$822,000	$12,000	$4,248,000	$4,598,000	$10,791,000
Europe	2,540,000	28,000	-	-	-	2,568,000
Middle East and other	2,852,000	212,000	-	-	-	3,064,000
Revenue from contracts with customers	6,503,000	1,062,000	12,000	4,248,000	4,598,000	16,423,000
Revenue, lending and trading activities (North America)	-	-	943,000	-	-	943,000
Total revenue	$6,503,000	$1,062,000	$955,000	$4,248,000	$4,598,000	$17,366,000

Major Goods or Services
RF/microwave filters	$559,000	$-	$-	$-	$-	$559,000
Power supply units & systems	2,307,000	1,016,000	-	-	-	3,323,000
Healthcare diagnostic systems	1,992,000	-	-	-	-	1,992,000
Defense systems	953,000	-	-	-	-	953,000
Digital currency mining	-	-	-	3,976,000	-	3,976,000
Hotel and real estate operations	-	-	-	272,000	4,598,000	4,870,000
Other	692,000	46,000	12,000	-	-	750,000
Revenue from contracts with customers	6,503,000	1,062,000	12,000	4,248,000	4,598,000	16,423,000
Revenue, lending and trading activities	-	-	943,000	-	-	943,000
Total revenue	$6,503,000	$1,062,000	$955,000	$4,248,000	$4,598,000	$17,366,000

Timing of Revenue Recognition
Goods transferred at a point in time	$3,601,000	$1,062,000	$12,000	$4,248,000	$4,598,000	$13,521,000
Services transferred over time	2,902,000	-	-	-	-	2,902,000
Revenue from contracts with customers	$6,503,000	$1,062,000	$12,000	$4,248,000	$4,598,000	$16,423,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2022:

	Six months ended June 30, 2022
	GWW	TurnOnGreen	Fintech	Sentinum	AGREE	Total
Primary Geographical Markets
North America	$2,622,000	$1,834,000	$19,000	$8,074,000	$7,296,000	$19,845,000
Europe	4,719,000	47,000	-	-	-	4,766,000
Middle East and other	6,407,000	310,000	-	-	-	6,717,000
Revenue from contracts with customers	13,748,000	2,191,000	19,000	8,074,000	7,296,000	31,328,000
Revenue, lending and trading activities (North America)	-	-	18,864,000	-	-	18,864,000
Total revenue	$13,748,000	$2,191,000	$18,883,000	$8,074,000	$7,296,000	$50,192,000

Major Goods or Services
RF/microwave filters	$2,070,000	$-	$-	$-	$-	$2,070,000
Power supply units & systems	4,786,000	2,112,000	-	-	-	6,898,000
Healthcare diagnostic systems	1,992,000	-	-	-	-	1,992,000
Defense systems	4,208,000	-	-	-	-	4,208,000
Digital currency mining	-	-	-	7,524,000	-	7,524,000
Hotel and real estate operations	-	-	-	550,000	7,296,000	7,846,000
Other	692,000	79,000	19,000	-	-	790,000
Revenue from contracts with customers	13,748,000	2,191,000	19,000	8,074,000	7,296,000	31,328,000
Revenue, lending and trading activities	-	-	18,864,000	-	-	18,864,000
Total revenue	$13,748,000	$2,191,000	$18,883,000	$8,074,000	$7,296,000	$50,192,000

Timing of Revenue Recognition
Goods transferred at a point in time	$7,113,000	$2,191,000	$19,000	$8,074,000	$7,296,000	$24,693,000
Services transferred over time	6,635,000	-	-	-	-	6,635,000
Revenue from contracts with customers	$13,748,000	$2,191,000	$19,000	$8,074,000	$7,296,000	$31,328,000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	$5,836,000	$5,836,000	$-	$-
Investments in marketable equity securities	653,000	653,000	-	-
Cash and marketable securities held in trust account	2,143,000	2,143,000	-	-
Total assets measured at fair value	$8,632,000	$8,632,000	$-	$-

Liabilities:
Series E and G preferred stock liabilities	$8,263,000	$-	$-	$8,263,000
Warrant and embedded conversion feature liabilities	5,605,000	-	-	5,605,000
Convertible promissory notes	15,275,000	-	-	15,275,000
Total liabilities measured at fair value	$29,143,000	$-	$-	$29,143,000

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend – a related party	$6,449,000	$6,449,000	$-	$-
Investments in marketable equity securities	6,590,000	6,590,000	-	-
Cash and marketable securities held in trust account	118,193,000	118,193,000	-	-
Investments in other equity securities	13,340,000	-	-	13,340,000
Total assets measured at fair value	$144,572,000	$131,232,000	$-	$13,340,000

Liabilities:
Warrant and embedded conversion feature liabilities	$2,967,000	$-	$-	$2,967,000
Convertible promissory notes	12,776,000	-	-	12,776,000
Total liabilities measured at fair value	$15,743,000	$-	$-	$15,743,000

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

The following table summarizes the changes in investments in other equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2023:

Investments in other equity securities
Balance at January 1, 2023	$13,340,000
Conversion to Level 1 marketable securities	(13,340,000)
Balance at June 30, 2023	$-

Equity Investments for Which Measurement Alternative Has Been Selected

As of June 30, 2023 and December 31, 2022, the Company held equity investments in other securities, which consisted of investments in preferred stock, valued at $25.9 million and $29.2 million, respectively, that were valued using a measurement alternative. These investments are included in other equity securities in the accompanying condensed consolidated balance sheets.

Measurement Alternative Impairment

The Company has made cumulative downward adjustments for impairments for equity securities that do not have readily determinable fair values as of June 30, 2023, totaling $11.6 million. Approximately $9.6 million of these adjustments have been reflected in other income (expense) and $2.0 million of these adjustments related to Fintech lending operations and have been recorded against revenue from lending and trading activities on the consolidated statement of operations and comprehensive loss.

6. Marketable EQUITY Securities

Marketable equity securities with readily determinable market prices consisted of the following as of June 30, 2023 and December 31, 2022:

	Marketable equity securities at June 30, 2023
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$5,131,000	$9,000	$(4,487,000)	$653,000

	Marketable equity securities at December 31, 2022
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$10,271,000	$383,000	$(4,064,000)	$6,590,000

The Company’s investment in marketable equity securities is revalued on each balance sheet date.

7. DIGITAL CURRENCIES

The following table presents the activities of the digital currencies (included in prepaid expenses and other current assets) for the six months ended June 30, 2023 and 2022:

Digital Currencies
Balance at January 1, 2023	$554,000
Additions of mined digital currencies	14,714,000
Payments to vendors	(13,000)
Impairment of mined cryptocurrency	(263,000)
Sale of digital currencies	(15,040,000)
Realized gain on sale of digital currencies	348,000
Balance at June 30, 2023	$300,000

Digital Currencies
Balance at January 1, 2022	$2,165,000
Additions of mined digital currencies	7,524,000
Payments to vendors	(412,000)
Impairment of mined cryptocurrency	(2,415,000)
Sale of digital currencies	(4,377,000)
Realized gain on sale of digital currencies	260,000
Balance at June 30, 2022	$2,745,000

8. PROPERTY AND EQUIPMENT, NET

At June 30, 2023 and December 31, 2022, property and equipment consisted of:

	June 30, 2023	December 31, 2022
Building and improvements	$87,159,000	$81,102,000
Bitcoin mining equipment	50,640,000	42,438,000
Crane rental equipment	32,681,000	32,453,000
Land	25,646,000	25,646,000
Computer, software and related equipment	27,358,000	23,168,000
Aircraft	15,983,000	15,983,000
Vehicles	4,702,000	3,314,000
Office furniture and equipment	3,210,000	2,854,000
Oil and natural gas properties, unproved properties	3,564,000	972,000
	250,943,000	227,930,000
Accumulated depreciation and amortization	(23,083,000)	(9,344,000)
Property and equipment placed in service, net	227,860,000	218,586,000
Deposits on cryptocurrency machines	-	11,328,000
Property and equipment, net	$227,860,000	$229,914,000

Summary of depreciation expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation expense	$7,966,000	$3,725,000	$13,876,000	$6,287,000

9. INTANGIBLE ASSETS, NET

At June 30, 2023 and December 31, 2022, intangible assets consisted of:

	Useful Life	June 30, 2023	December 31, 2022
Developed technology	3-8 years	$7,984,000	$24,584,000
Customer list	8-10 years	5,829,000	5,865,000
Trade names	5-10 years	3,916,000	4,316,000
Trade name and trademark	Indefinite life	1,513,000	1,493,000
Domain name and other intangible assets	5 years	599,000	630,000
		19,841,000	36,888,000
Accumulated amortization		(2,551,000)	(2,102,000)
Intangible assets, net		$17,290,000	$34,786,000

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amortization expense	$254,000	$79,000	$507,000	$158,000

As of June 30, 2023, intangible assets subject to amortization have an average remaining useful life of 8.2 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2023	$1,029,000
2024	2,026,000
2025	1,926,000
2026	1,826,000
2027	1,826,000
Thereafter	7,144,000
$15,777,000

Impairment of AVLP Intangible Assets

Due to indicators of impairment, AVLP intangible assets were tested for impairment as of June 30, 2023. Based on internally developed forecasts of undiscounted expected future cash flows, it was determined that the carrying amount of the assets were not recoverable and, based on an assessment of the fair value of the assets, impairment of $17.0 million was recognized as a non-cash impairment charge during the six months ended June 30, 2023.

The tradenames and patents/developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates of 18% for patents and developed technology and 0.25% for trademarks. The resulting net annual royalty payments are then discounted to present value using a discount factor of 25.7%.

10. GOODWILL

The following table summarizes the changes in the Company’s goodwill for the six months ended June 30, 2023:

Goodwill
Balance as of January 1, 2023	$27,902,000
Acquisition of BMI	17,000
Impairment of goodwill	(18,570,000)
Effect of exchange rate changes	(191,000)
Balance as of June 30, 2023	$9,158,000

Impairment of AVLP Goodwill

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. The Company performed a goodwill impairment test as of June 30, 2023 related to AVLP as there were indicators of impairment related to certain unforeseen business developments and changes in financial projections.

The valuation of the AVLP reporting unit was determined using a market and income approach methodology of valuation.

The income approach was based on the projected cash flows discounted to their present value using discount rates, that in the Company’s judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. The analysis included assumptions regarding AVLP’s revenue forecast and discount rates of 26.7% using a weighted average cost of capital analysis. The market approach utilized the guideline public company method.

The results of the quantitative test indicated the fair value of the AVLP reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $18.6 million carrying amount of AVLP’s goodwill was recognized as a non-cash impairment charge during the six months ended June 30, 2023.

11. CONSOLIDATED VARIABLE INTEREST ENTITY - SMC

During the quarter ended June 30, 2023, the Company’s voting interest in SMC was less than 50%. As a result, the Company assessed its interest in SMC under the Variable Interest Entity Model. As a result of that assessment, the Company consolidates SMC as a variable interest entity (a “VIE”) due to the Company’s significant level of influence and control of SMC, the size of its investment, and its ability to participate in policy making decisions. As a result, the Company is considered the primary beneficiary of the VIE.

12. BUSINESS COMBINATION

BMI Acquisition

On March 6, 2023, the Company closed a Share Exchange Agreement (the “Agreement”) with BMI and sold to BMI all of the outstanding shares of capital stock of the Company’s subsidiary, BitNile.com, Inc. (“BitNile.com”) as well as Ault Iconic, Inc. (formerly Ault Media Group, Inc.) and the securities of Earnity, Inc. (“Earnity”) beneficially owned by BitNile.com as of the date of the Agreement (the “Transaction”). As consideration for the acquisition, BMI issued shares of preferred stock convertible into common stock of BMI representing approximately 73.2% of BMI’s outstanding common stock. Pending approval of the transaction by the Nasdaq Stock Market and BMI’s shareholders, the preferred stock combined are subject to a 19.9% beneficial ownership limitation. The Transaction benefits the Company as BMI is a publicly traded company and provides BitNile.com access to capital markets as the primary focus for BMI to fund the expected growth of the BMI metaverse platform. In addition, there are certain synergies between the Company’s Bitcoin mining operations and BMI’s Agora Digital mining business.

The holders of preferred stock will be entitled to receive dividends at a rate of 5% of the stated value of the preferred stock.

The Company is entitled to appoint three members to the board of directors of BMI and, following shareholder approval, a majority of the board, in each case subject to the approval of the Nasdaq Stock Market.

The Company consolidates BMI as a VIE due to its significant level of influence and control of BMI, the size of its investment, and its ability to participate in policy making decisions. The Company is considered the primary beneficiary of the VIE.

Ault Alliance investment in BMI	Amount
Common stock	$287,000

The total purchase price to acquire BMI has been allocated to the assets acquired and assumed liabilities based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The goodwill resulting from this acquisition is not tax deductible. The fair value of the acquired assets and assumed liabilities as of the date of acquisition are based on preliminary estimates provided, in part, by a third-party valuation expert. The estimates are subject to change upon the finalization of appraisals and other valuation analyses, which are expected to be completed no later than one year from the date of acquisition. Although the completion of the valuation activities may result in asset and liability fair values that are different from the preliminary estimates included herein, it is not expected that those differences would alter the understanding of the impact of the Transaction on the consolidated financial position and results of operations of the Company.

The preliminary purchase price allocation is as follows:

Preliminary Allocation
Fair value of Company interest	$287,000
Fair value of non-controlling interest	6,357,000
Total consideration	$6,644,000

Identifiable net assets acquired:
Cash	$67,000
Investment in equity securities	8,076,000
Prepaid expenses and other current assets	172,000
Property and equipment, net	4,109,000
Right-of-use assets	339,000
Accounts payable and accrued expenses	(5,790,000)
Lease liabilities	(346,000)
Net assets acquired	6,627,000
Goodwill	$17,000

13. INVESTMENTS – RELATED PARTIES

Investments in Alzamend and Ault & Company, Inc. (“Ault & Company”) at June 30, 2023 and December 31, 2022, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company

	Interest		June 30,	December 31,
	rate	Due Date	2023	2022
Investment in promissory note of Ault & Company	8%	December 31, 2023	$2,500,000	$2,500,000
Accrued interest receivable, Ault & Company			468,000	368,000
Total investment in promissory note, related party			$2,968,000	$2,868,000

Summary of interest income, related party, recorded within interest and other income on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income, related party	$50,000	$50,000	$100,000	$100,000

Investment in Common Stock, Related Parties – Alzamend

	Investments in common stock, related parties at June 30, 2023
	Cost	Gross unrealized losses	Fair value
Common shares	$24,688,000	$(18,852,000)	$5,836,000

	Investments in common stock, related parties at December 31, 2022
	Cost	Gross unrealized losses	Fair value
Common shares	$24,673,000	$(18,224,000)	$6,449,000

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the three months ended June 30, 2023 and 2023:

	For the Three Months Ended June 30,
	2023	2022
Balance at April 1	$4,856,000	$8,729,000
Investment in common stock of Alzamend	10,000	4,469,000
Unrealized gain (loss) in common stock of Alzamend	970,000	(4,353,000)
Balance at June 30	$5,836,000	$8,845,000

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the six months ended June 30, 2023 and 2023:

	For the Six Months Ended June 30,
	2023	2022
Balance at January 1	$6,449,000	$13,230,000
Investment in common stock of Alzamend	15,000	4,663,000
Unrealized loss in common stock of Alzamend	(628,000)	(9,048,000)
Balance at June 30	$5,836,000	$8,845,000

Unrealized loss in common stock of Alzamend is recorded within revenue from lending and trading activities on the condensed consolidated statements of operations.

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at June 30, 2023 and December 31, 2022 consisted of:

	June 30,	December 31,
	2023	2022
Accounts payable	$30,841,000	$21,347,000
Accrued payroll and payroll taxes	11,625,000	9,939,000
Accrued legal	5,736,000	3,168,000
Short position marketable equity securities	5,253,000	-
Interest payable	4,064,000	3,207,000
Warrant derivative liabilities	3,028,000	651,000
Accrued lender profit participation rights	2,497,000	6,000,000
Related party advances	213,000	352,000
Other accrued expenses	17,874,000	17,980,000
	$81,131,000	$62,644,000

15. DIVIDEND PAYABLE IN TURNONGREEN COMMON STOCK

On June 26, 2023, the Company established a record date for its initial distribution of TurnOnGreen securities. Stockholders as of this date were entitled to 40 shares of TurnOnGreen common stock, along with warrants to purchase 40 shares of TurnOnGreen common stock (the “TurnOnGreen Securities”) for every share of the Company's common stock they held on the record date. The initial distribution was finalized in July 2023.

The Company recorded a dividend payable, which was directly offset against equity based on the recorded value of the TurnOnGreen Securities of $5.2 million.

16. PREFERRED STOCK LIABILITY

March 28, 2023 Security Purchase Agreement

On March 28, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company sold, in a private placement (the “Offering”), an aggregate of 100,000 shares of its preferred stock, with each such share having a stated value of $100.00 and consisting of (i) 83,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”), (ii) 1,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and (iii) 16,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock” and collectively, the “Preferred Shares”). The Preferred Shares are convertible into shares of the Company’s common stock at the option of the holders and, in certain circumstances, by the Company.

The purchase price of the Series E Preferred Stock and the Series F Preferred Stock was paid for by the Investors’ canceling outstanding secured promissory notes in the principal amount of $8.4 million, whereas the purchase price of the shares of Series G Preferred Stock consisted primarily of accrued but unpaid interest on these notes. The Company recorded a loss on extinguishment of debt of $0.1 million related to the transaction. The Preferred Shares have been classified as a liability as they embody an unconditional obligation to transfer a variable number of shares, based on a fixed monetary amount known at inception. The Company elected the fair value option to record the Preferred Shares with changes in fair value recorded through earnings.

In June 2023, the Investors converted 1,000 shares of Series F Preferred Stock and 1,792 shares of Series G Preferred Stock into an aggregate of 37,493 shares of the Company’s common stock. During the six months ended June 30, 2023, the Company recorded a loss of $91,000 on the conversions of Series F Preferred Stock and Series G Preferred Stock.

Preferred stock liability at June 30, 2023 was comprised of the following:

Preferred Type	Shares	Conversion Price	Stated Value	Fair Value
Series E Convertible Preferred Liability	83,000	See below*	$8,300,000	$7,055,000
Series G Convertible Preferred Liability	14,208	See below*	1,421,000	1,208,000
Total	97,208		$9,721,000	$8,263,000

*	Each Preferred Share is convertible into such number of shares of the Company’s common stock equal to the stated value per share divided by the conversion price, which is equal to 85% of the closing sale price of the common stock on the trading day prior to the date of conversion, subject to a floor price of $0.10, which floor price is not affected by the recently consummated reverse split.

The following table summarizes the changes in the Company’s preferred stock liability for the six months ended June 30, 2023:

Preferred Stock Liability
Balance at December 31, 2022	$-
Preferred stock issued upon extinguishment of debt	8,500,000
Conversion of preferred stock to common stock	(328,000)
Change in fair value	91,000
Balance at June 30, 2023	$8,263,000

Subsequent Event – Exchange of Preferred Shares for Secured Debt and Assignment of Secured Note

In August 2023, the Company and the Investors entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investors exchanged all of their Preferred Shares as well as their demand notes (the “Demand Notes”) with each Demand Note having a principal outstanding amount of approximately $0.8 million for two new 10% Secured OID Promissory Notes (the “Exchange Notes”), each with a principal face amount of $5.3 million, for an aggregate of amount owed of $10.5 million (the “Principal Amount”). The Company and Milton “Todd” Ault, III, the Company’s Executive Chairman, entered into guaranty agreements with the Investors guaranteeing Ault & Company’s repayment of the Exchange Notes.

Further, the Company assigned the Exchange Notes to Ault & Company. As consideration for Ault & Company assuming the Exchange Notes from the Company, the Company issued a 10% demand promissory note in the principal face amount of $10.5 million to Ault & Company.

17. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF SUBSIDIARY LIABILITY

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. As of June 30, 2023, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $2.0 million. Approximately 11.3 million shares of Ault Disruptive common stock were redeemed at a redemption price of $10.61 per share, for an aggregate redemption amount of $120.0 million.

18. NOTES PAYABLE

Notes payable at June 30, 2023 and December 31, 2022, were comprised of the following:

	Collateral	Guarantors	Interest rate	Due date	June 30, 2023	December 31, 2022
AGREE secured construction loans	AGREE hotels	-	7.0%	January 1, 2025	$67,359,000	$62,395,000
Circle 8 Crane Services, LLC (“Circle 8”) revolving credit facility	Circle 8 cranes	-	8.4%	December 16, 2025	16,616,000	14,724,000
8.5% secured promissory notes	19,389 Antminers, BNI Montana assets, Circle 8 membership interests, Florida property, Michigan property, aircraft	Ault & Company, Ault Lending, Milton C. Ault, III	8.5%	May 7, 2024	16,001,000	17,389,000
16% senior secured promissory notes*	12,000 Antminers, Ault Lending securities,	Ault & Company, Sentinum, Ault Lending, Milton C. Ault, III	16.0%	September 15, 2023	12,034,000	17,456,000
Circle 8 equipment financing notes	Circle 8 equipment	-	7.2%	November 16, 2026	6,715,000	10,677,000
3% secured promissory notes**	Certain Ault Lending securities	-	3.0%	May 18, 2023	5,455,000	5,672,000
8% demand loans	-	-	8.0%	Upon demand	4,500,000	-
Short-term bank credit facilities	-	-	5.6%	Renews monthly	2,129,000	1,702,000
XBTO note payable	2,482 Antminers	-	12.5%	December 30, 2023	1,645,000	2,749,000
Note payable, related party	-	-	9.5%	On demand	750,000	-
10% secured promissory notes	-	-	10.0%	August 10, 2023	-	8,789,000
SMC line of credit	SMC assets	-	8.0%	October 14, 2025	-	1,761,000
Other***	-	Ault & Company			4,595,000	858,000
Total notes payable	-	-			$137,799,000	$144,172,000
Less:	-	-
Unamortized debt discounts	-	-			(3,804,000)	(13,087,000)
Total notes payable, net	-	-			$133,995,000	$131,085,000
Less: current portion	-	-			(46,434,000)	(39,621,000)
Notes payable – long-term portion	-	-			$87,561,000	$91,464,000

*	Defaults on payment terms in July 2023. Payments subsequent to June 30, 2023 of $10.3 million. Currently the loan maturity date was extended to September 15, 2023 and automatically extends for an additional 30 days for a $0.25 million extension fee for each extension period, with an interest rate of 16% and principal amount outstanding of $2.5 million.

**	Defaults on payment term as of June 30, 2023. Paid in July 2023.

***	$3.4 million defaults on payment terms. $3.1 million paid off in July 2023. $0.3 million TurnOnGreen note payable remains in default.

Notes Payable Maturities

The contractual maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of June 30, 2023 were:

Year
2023	$36,339,000
2024	15,307,000
2025	85,712,000
2026	441,000
$137,799,000

Interest Expense

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Contractual interest expense	$2,547,000	$1,999,000	$5,942,000	$2,920,000
Forbearance fees	6,198,000	-	7,538,000	1,203,000
Amortization of debt discount	7,182,000	32,000	16,177,000	27,732,000
Total interest expense	$15,927,000	$2,031,000	$29,657,000	$31,855,000

Ault & Company Loan Agreement

On June 8, 2023, the Company entered into a loan agreement with Ault & Company as lender. The loan agreement provides for an unsecured, non-revolving credit facility in an aggregate principal amount of up to $10 million. All loans under the loan agreement are due within five business days after request by Ault & Company. Ault & Company is not obligated to make any further advances under the loan agreement after December 8, 2023. Advances under the loan agreement bear interest at the rate of 9.5% per annum and may be repaid at any time without penalty or premium. As of June 30, 2023, $750,000 has been advanced under the loan agreement.

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income, related party	$5,000	$-	$5,000	$-

Amendment to 8.5% Secured Promissory Notes

On July 19, 2023, the Company and certain of its subsidiaries entered into an amendment agreement with the institutional investors and increased the principal balance of the secured promissory notes by an additional $8.8 million. The net proceeds to the Company from the amendment agreement were $7.5 million.

10% Secured Promissory Notes

The 10% secured promissory notes were retired in March 2023 and converted into the Preferred Shares, as described in Note 16 – Preferred Stock Liability.

Amendments to 16% Secured Promissory Notes

The Company entered into several amendments subsequent to the initial lending due to certain defaults on payment terms. The amendments included $4.6 million in extension fees and payments subsequent to June 30, 2023 of $10.3 million. Currently the loan maturity date was extended to September 15, 2023 and automatically extends for an additional 30 days for a $0.25 million extension fee for each extension period, with an interest rate of 16% and principal amount outstanding of $2.5 million.

3% Secured Promissory Notes

During the quarter ended June 30, 2023, the holders of the 3% secured promissory notes exercised their rights of future participation whereby Sentinum issued additional promissory notes with a face amount of $10.4 million under the same terms as the existing notes, of which $5.5 million was outstanding and past due as of June 30, 2023. The 3% secured promissory notes were fully paid in July 2023.

8% Demand Promissory Notes

On May 29, 2023, the Company issued two demand promissory notes with a total principal amount of $4.5 million, bearing an interest rate of 8%. The demand notes were issued at a discount, with net proceeds to the Company amounting to $2.0 million. The notes are due upon demand; however no demand may be made within 90 days of the issuance date.

19. CONVERTIBLE NOTES

Convertible notes payable at June 30, 2023 and December 31, 2022, were comprised of the following:

	Conversion price per share	Interest rate	Due date	June 30, 2023	December 31, 2022
Convertible promissory note	$4.00	4%	May 10, 2024	$300,000	$660,000
AVLP convertible promissory notes	$0.35 (AVLP stock)	7%	August 22, 2025	9,911,000	9,911,000
GIGA senior secured convertible notes - in default	$0.25 (GIGA stock)	18%	October 11, 2023	2,317,000	-
BMI senior secured convertible notes	$3.28 (BMI stock)	OID Only	April 27, 2024	6,875,000	-
Fair value of embedded conversion options				2,577,000	2,316,000
Total convertible notes payable				$21,980,000	$12,887,000
Less: unamortized debt discounts				(6,705,000)	(111,000)
Total convertible notes payable, net of financing cost, long term				$15,275,000	$12,776,000
Less: current portion				(3,326,000)	(1,325,000)
Convertible notes payable, net of financing cost – long-term portion				$11,949,000	$11,451,000

The contractual maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of June 30, 2023 were:

Year	Principal
2023	$2,317,000
2024	7,175,000
2025	12,488,000
$21,980,000

Significant inputs associated with the AVLP embedded conversion option include:

	June 30, 2023	December 31, 2022
Exercise price	Variable	Variable
Contractual term in years	2.2	2.7
Volatility	75%	82%
Dividend yield	0%	0%
Risk-free interest rate	4.2%	4.0%

BMI Senior Secured Convertible Notes

On April 27, 2023, BMI sold $6.9 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for net proceeds to BMI of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of BMI and certain of its subsidiaries. There is no stated interest rate on the convertible note unless there is an event of default. The notes are convertible into shares of BMI common stock at $3.28; however there are provision in the convertible note that enables the holders of the notes to receive a lower conversion rate upon future common stock issuances by BMI that fall below the $3.28 price.

As BMI does not have sufficient authorized shares to fulfill the conversion option, the conversion option meets the criteria of a derivative instrument, and the convertible note has been discounted $4.1 million for the fair value of the warrant derivative liability and $1.4 million for the fair value of the embedded conversion option derivative liability at inception. The fair value of the warrant derivative liability is updated quarterly and is recorded within financial instrument liabilities, a component of accounts payable and accrued liabilities and the fair value of the embedded conversion option derivative liability is updated quarterly and is recorded within convertible notes. In addition, BMI has recorded $1.4 million in original issue discount, which is being amortized over the interest method for the term of the BMI senior secured convertible notes. Amortization of discount related to the senior secured convertible notes was $0.2 million for the three months ended June 30, 2023.

Activity related to the embedded conversion option derivative liability for the three months ended June 30, 2023 is as follows:

April 27, 2023 issuances of convertible note – derivative liability	$1,352,000
Change in fair value of convertible note derivative liability	(1,029,000)
Ending balance as of June 30, 2023	$323,000

Significant Level 3 inputs associated with the BMI embedded conversion option include:

	June 30, 2023	Inception
Contractual term in years	0.8	1.0
Volatility	113%	111%
Dividend yield	0%	0%
Risk-free interest rate	3.8%	3.5%

20. COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2023, the Company had accrued $5.3 million as a loss contingency related to litigation matters.

SEC Investigation

The Company and certain affiliates and related parties received several subpoenas from the SEC for the production of documents and testimony in the non-public fact-finding investigation referred to as In re DPW Holdings, Inc. The Company and those parties have reached a settlement with the SEC to fully resolve the SEC’s previously disclosed investigation into certain of the Company’s public disclosures and its accounting for certain transactions, among other matters.

Under terms of the settlement, announced on August 15, 2023, the Company, Executive Chairman Milton “Todd” Ault, III, and Chief Executive Officer William B. Horne neither admit nor deny the SEC’s findings, which do not entail intentional misconduct. The Company will pay a civil penalty of $0.7 million that was fully accrued in the fourth quarter of 2022; Mr. Ault will pay disgorgement of $85,504 and a civil penalty of $150,000; and Mr. Horne will pay a civil penalty of $20,720. In addition, the Company has undertaken to retain an independent consultant to conduct a comprehensive review of the Company’s internal control over financial reporting and disclosure controls and procedures, and to issue a report providing recommendations for improvements.

21. STOCKHOLDERS’ EQUITY

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

2022 Preferred ATM Offering

On June 14, 2022, the Company entered into an At-The-Market sales agreement with Ascendiant Capital under which it may sell, from time to time, shares of its Series D Preferred Stock for aggregate gross proceeds of up to $46.4 million (the “2022 Preferred ATM Offering”). During the six months ended June 30, 2023, the Company sold an aggregate of 252,359 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for net proceeds of $2.9 million. Effective June 16, 2023, the 2022 Preferred ATM Offering was terminated.

2023 ATM Offering – Common Stock

On June 9, 2023, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $10 million from time to time, through an “at the market offering” program (the “2023 Common ATM Offering”). During the three months ended June 30, 2023, the Company sold an aggregate of 0.1 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $0.8 million.

Issuance of Common Stock Upon Conversion of Preferred Stock

During June 2023, the Investors converted 1,000 shares of Series F Preferred Stock and 1,792 shares of Series G Preferred Stock into an aggregate of 37,493 shares of the Company’s common stock. A loss on extinguishment of $0.1 million was recognized on the issuance of common stock based on the fair value of the Company’s common stock at the date of the conversions.

Issuance of Common Stock for Restricted Stock Awards

During the six months ended June 30, 2023, the Company issued 4,974 shares of common stock upon vesting of restricted stock awards.

Series C Preferred Purchase Agreement

On May 1, 2023, the Company entered into a securities purchase agreement (the “Agreement”) with Ault & Company, pursuant to which the Company agreed to sell to Ault & Company up to 40,000 shares of Series C convertible preferred stock and warrants to purchase up to 1.3 million shares of common stock for a total purchase price of up to $40 million. The consummation of the transactions contemplated by the Agreement are subject to various customary closing conditions and the receipt of certain third party consents. In addition to customary closing conditions, the closing of the transaction is also conditioned upon the receipt by Ault & Company of financing in an amount sufficient to consummate the transaction, in whole or in part. The Agreement contains customary termination provisions for Ault & Company under certain circumstances, and the Agreement shall automatically terminate if the closing has not occurred prior to May 31, 2023, although such date may be extended by Ault & Company for a period of 90 days as set forth in the Agreement.

Proceeds from Subsidiaries’ Sale of Stock to Non-Controlling Interests

During the six months ended June 30, 2023, SMC and BMI sold an aggregate of $2.3 million of common stock pursuant to their respective at-the-market issuance sales agreements.

22. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes. The Company’s effective tax rate (“ETR”) from continuing operations was 3.0% and 0.8% for the three months ended June 30, 2023 and 2022, respectively, and 1.2% and 0.4% for the six months ended June 30, 2023 and 2022, respectively. The Company recorded income tax provision of $1.4 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

23. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at June 30, 2023 and 2022:

	June 30,
	2023	2022
Stock options	19,000	21,000
Restricted stock grants	-	7,000
Warrants	52,000	67,000
Convertible notes	1,000	1,000
Total	72,000	96,000

24. SEGMENT AND CUSTOMERS INFORMATION

The Company had nine reportable segments as of June 30, 2023 and seven as of June 30, 2022; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three and six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	GWW	TurnOn Green	Fintech	Sentinum	AGREE	Ault Disruptive	SMC	Energy	BMI	Holding Co.	Total
Revenue	$17,448,000	$1,600,000	$-	$-	$-	$-	$6,008,000	$546,000	$45,000	$-	$25,647,000
Revenue, cryptocurrency mining	-	-	-	15,715,000	-	-	-	-	-	-	15,715,000
Revenue, commercial real estate leases	-	-	-	783,000	-	-	-	-	-	-	783,000
Revenue, lending and trading activities	-	-	4,586,000	-	-	-	-	-	-	-	4,586,000
Revenue, crane operations	-	-	-	-	-	-	-	25,236,000	-	-	25,236,000
Revenue, hotel operations	-	-	-	-	6,627,000	-	-	-	-	-	6,627,000
Total revenues	$17,448,000	$1,600,000	$4,586,000	$16,498,000	$6,627,000	$-	$6,008,000	$25,782,000	$45,000	$-	$78,594,000

Depreciation and amortization expense	$566,000	$44,000	$-	$8,570,000	$1,634,000	$-	$441,000	$1,980,000	$120,000	$1,028,000	$14,383,000

Income (loss) from operations	$(5,117,000)	$(2,569,000)	$2,130,000	$(1,702,000)	$(1,399,000)	$(838,000)	$(4,779,000)	$(32,721,000)	$(20,275,000)	$(14,653,000)	$(81,923,000)

Capital expenditures for the six months ended June 30, 2023	$135,000	$10,000	$-	$1,165,000	$5,517,000	$-	$184,000	$1,336,000	$407,000	$2,592,000	$11,346,000

Identifiable assets as of June 30, 2023	$37,175,000	$5,704,000	$38,914,000	$65,919,000	$98,588,000	$2,860,000	$18,912,000	$60,070,000	$8,385,000	$42,863,000	$378,390,000

	Three Months Ended June 30, 2023
	GWW	TurnOn Green	Fintech	Sentinum	AGREE	Ault Disruptive	SMC	Energy	BMI	Holding Co.	Total
Revenue	$8,740,000	$724,000	$-	$-	$-	$-	$2,625,000	$82,000	$45,000	$-	$12,216,000
Revenue, cryptocurrency mining	-	-	-	8,368,000	-	-	-	-	-	-	8,368,000
Revenue, commercial real estate leases	-	-	-	325,000	-	-	-	-	-	-	325,000
Revenue, lending and trading activities	-	-	9,525,000	-	-	-	-	-	-	-	9,525,000
Revenue, crane operations	-	-	-	-	-	-	-	12,590,000	-	-	12,590,000
Revenue, hotel operations	-	-	-	-	4,384,000	-	-	-	-	-	4,384,000
Total revenues	$8,740,000	$724,000	$9,525,000	$8,693,000	$4,384,000	$-	$2,625,000	$12,672,000	$45,000	$-	$47,408,000

Depreciation and amortization expense	$(24,000)	$(99,000)	$-	$5,235,000	$796,000	$-	$70,000	$910,000	$37,000	$418,000	$7,343,000

Income (loss) from operations	$(2,445,000)	$(1,589,000)	$9,115,000	$(1,227,000)	$156,000	$(455,000)	$(2,528,000)	$(34,691,000)	$(12,219,000)	$(4,622,000)	$(50,505,000)

Capital expenditures for the three months ended June 30, 2023	$89,000	$-	$-	$113,000	$2,818,000	$-	$42,000	$1,005,000	$-	$258,000	$4,325,000

Segment information for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	GWW	TurnOnGreen	Fintech	Sentinum	AGREE	Ault Disruptive	Holding Company	Total
Revenue	$6,503,000	$1,062,000	$12,000	$-	$-	$-	$-	$7,577,000
Revenue, cryptocurrency mining	-	-	-	3,976,000	-	-	-	3,976,000
Revenue, commercial real estate leases	-	-	-	272,000	-	-	-	272,000
Revenue, lending and trading activities	-	-	943,000	-	-	-	-	943,000
Revenue, hotel operations	-	-	-	-	4,598,000	-	-	4,598,000
Total revenues	$6,503,000	$1,062,000	$955,000	$4,248,000	$4,598,000	$-	$-	$17,366,000

Depreciation and amortization expense	$298,000	$4,000	$34,000	$2,613,000	$827,000	$-	$711,000	$4,487,000

Loss from operations	$(1,076,000)	$(445,000)	$(11,486,000)	$(3,454,000)	$(166,000)	$(489,000)	$(6,603,000)	$(23,719,000)

Capital expenditures for the three months ended June 30, 2022	$156,000	$50,000	$761,000	$36,397,000	$(15,000)	$-	$71,000	$37,420,000

	Six Months Ended June 30, 2022
	GWW	TurnOnGreen	Fintech	Sentinum	AGREE	Ault Disruptive	Holding Company	Total
Revenue	$13,748,000	$2,191,000	$19,000	$-	$-	$-	$-	$15,958,000
Revenue, cryptocurrency mining	-	-	-	7,524,000	-	-	-	7,524,000
Revenue, commercial real estate leases	-	-	-	550,000	-	-	-	550,000
Revenue, lending and trading activities	-	-	18,864,000	-	-	-	-	18,864,000
Revenue, hotel operations	-	-	-	-	7,296,000	-	-	7,296,000
Total revenues	$13,748,000	$2,191,000	$18,883,000	$8,074,000	$7,296,000	$-	$-	$50,192,000

Depreciation and amortization expense	$519,000	$183,000	$68,000	$4,140,000	$1,655,000	$-	$53,000	$6,618,000

Income (loss) from operations	$(1,220,000)	$(1,620,000)	$426,000	$(3,817,000)	$(1,548,000)	$(786,000)	$(14,124,000)	$(22,689,000)

Capital expenditures for the six months ended June 30, 2022	$285,000	$125,000	$849,000	$71,384,000	$19,000	$-	$117,000	$72,779,000

25. CONCENTRATIONS OF CREDIT AND REVENUE RISK

The following table summarizes accounts receivable that are concentrated with certain large customers as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Customer A	15%	13%
Customer B	2%	14%

The following table provides the percentage of total revenues attributable to customers from which 10% or more of total revenues are derived:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Customer X (Mining Pool Operator)	Less than 10%	23%	15%	15%
Customer Y	Less than 10%	13%	Less than 10%	Less than 10%

26. SUBSEQUENT EVENTS

2023 Common ATM Offering

The Company and Ascendiant Capital entered into an amendment to the At-The-Market issuance sales agreement to increase the size of the 2023 Common ATM Offering from $10.0 million to $20.0 million. During the period between July 1, 2023 through August 18, 2023, the Company sold an aggregate of 3.9 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $15.6 million.

Advances under Ault & Company Loan Agreement

An additional $3.9 million has been advanced by Ault & Company to the Company under the loan agreement entered into June 8, 2023.

Assignment of Term Note

Effective August 10, 2023, the Company assigned the Term Note to Ault & Company. As consideration for Ault & Company assuming the Term Note from the Company, the Company issued a 12% demand promissory note in the principal face amount of $1.1 million (the “Second Demand Note”) to Ault & Company.

Second Partial Distribution of TurnOnGreen Securities

On July 24, 2023, the Company established a record date for its second partial distribution of TurnOnGreen Securities. Stockholders as of this date were entitled to 40 shares of TurnOnGreen Securities for every share of the Company’s common stock they held on the record date. The second distribution was finalized on August 7, 2023, whereby the Company relinquished control of voting interests of TurnOnGreen. The Company distributed 56.4 million TurnOnGreen Securities in the second distribution.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “AAI,” “we,” “us” and “our” refer to Ault Alliance, Inc., a Delaware corporation. AAI is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through our wholly and majority owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin and offers colocation and hosting services for the emerging artificial intelligence ecosystems and other industries, and provides mission-critical products that support a diverse range of industries, including metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. In addition, we own and operate hotels and extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

Recent Events and Developments

On January 23, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to our Series C convertible redeemable preferred stock (“Series C Preferred Stock”) which, effective upon filing, eliminated the Series C Preferred Stock.

On February 8, 2023, we entered into a Share Exchange Agreement (the “Agreement”) with BMI and the other signatories thereto. The Agreement provides that, subject to the terms and conditions set forth therein, BMI will acquire all of the outstanding shares of capital stock of our then subsidiary, BitNile.com, Inc. (“BitNile.com”), of which we owned approximately 86%, and the remaining 14% was owned by minority shareholders (the “Minority Shareholders”), as well as Ault Iconic, (formerly Ault Media Group) and the securities of Earnity beneficially owned by BitNile.com (which represented approximately 19.9% of the outstanding equity securities of Earnity as of the date of the Agreement), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of BMI to be issued to our company (the “Series B Preferred”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of BMI to be issued to the to the Minority Shareholders (the “Series C Preferred,” and together with the Series B Preferred, the “Preferred Stock”). The Series B Preferred and the Series C Preferred each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of the Preferred Stock to be issued by BMI of $100 million, and subject to adjustment, are convertible into an aggregate of 400 million shares of common stock of BMI (the “BMI Common Stock”), which represent and pursuant to the Agreement will represent approximately 92.4% of BMI’s outstanding BMI Common Stock on a fully-diluted basis as of the date of the Agreement. However, pending approval of the transaction by BMI’s shareholders and the Nasdaq Stock Market, the Preferred Stock is subject to a 19.9% beneficial ownership limitation, including the Series A Convertible Preferred Stock that we acquired from BMI in June of 2022. The Agreement provides that BMI will seek shareholder approval (the “Shareholder Approval”) following the closing.

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

On April 6, 2023, we issued a term note with a principal amount of $1.1 million, bearing an interest rate of 12% (the “Term Note”). The Term Note was issued at a discount, with net proceeds to us amounting to $1.0 million. The Term Note was scheduled to mature on June 5, 2023. We exercised the option to extend the maturity date by one month, by paying a $30,000 extension fee. Ault & Company guaranteed repayment of the Term Note.

On May 1, 2023, we entered into a securities purchase agreement (the “Series C Agreement”) with Ault & Company, pursuant to which we agreed to sell to Ault & Company up to 40,000 shares of Series C convertible preferred stock and warrants to purchase up to 1.3 million shares of common stock for a total purchase price of up to $40 million. The consummation of the transactions contemplated by the Series C Agreement are subject to various customary closing conditions and the receipt of certain third party consents. In addition to customary closing conditions, the closing of the transaction is also conditioned upon the receipt by Ault & Company of financing in an amount sufficient to consummate the transaction, in whole or in part. The Series C Agreement contains customary termination provisions for Ault & Company under certain circumstances, and the Series C Agreement shall automatically terminate if the closing has not occurred prior to May 31, 2023, although such date may be extended by Ault & Company for a period of 90 days as set forth in the Series C Agreement.

Our stockholders approved, at a special meeting of our stockholders called for such purpose, an amendment (the “Amendment”) to our certificate of incorporation to authorize a reverse split of our common stock (the “Reverse Split”). The Investors agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the Preferred Shares until after the Reverse Split. Pursuant to the certificate of designation of the Series E Preferred Stock, the shares of Series E Preferred Stock have the right to vote on such Amendment on an as converted to common stock basis. In addition, pursuant to the certificate of designation of the Series F Preferred Stock, the shares of Series F Preferred Stock have the right to vote on such Amendment. Each Investor has separately agreed to vote the shares of the Series E Preferred Stock in favor of the Amendment and that the shares of the Series F Preferred Stock shall automatically be voted in a manner that “mirrors” the proportions on which the shares of our common stock and Series E Preferred Stock are voted on the Amendment. The Amendment requires the approval of the majority of the votes associated with our outstanding capital stock entitled to vote on the proposal. Because the Series F Preferred Stock will automatically and without further action of the purchaser be voted in a manner that “mirrors” the proportions on which the shares of common stock and Series E Preferred Stock are voted on the Reverse Split, abstentions by common stockholders will not have any effect on the votes cast by the holders of the Series F Preferred Stock. The Series G Preferred Stock does not carry any voting rights, except as required by law or expressly provided by its certificate of designation.

On June 8, 2023, we entered into a loan agreement with Ault & Company as lender. The loan agreement provides for an unsecured, non-revolving credit facility in an aggregate principal amount of up to $10 million. All loans under the loan agreement are due within five business days after request by Ault & Company and Ault & Company is not obligated to make any further advances under the loan agreement after December 8, 2023. Advances under the loan agreement bear interest at the rate of 9.5% per annum and may be repaid at any time without penalty or premium. As of the date of this report, $4.7 million has been advanced under the loan agreement and not repaid.

On June 9, 2023, we entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent (“Ascendiant Capital”) to sell shares of our common stock having an aggregate offering price of up to $10,000,000 (the “Shares”) from time to time, through an “at the market offering” (the “2023 Common ATM Offering”). On July 12, 2023, we and Ascendiant Capital entered into an amendment to the At-The-Market issuance sales agreement to increase the size of the 2023 Common ATM Offering from $10.0 million to $20.0 million. Through August 14, 2023, we have sold an aggregate of 3.8 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $16.1 million.

On June 26, 2023, we established a record date for our initial distribution of TurnOnGreen securities. Stockholders as of this date were entitled to 40 shares of TurnOnGreen common stock, along with warrants to purchase 40 shares of TurnOnGreen common stock (the “TurnOnGreen Securities”) for every share of our common stock they held on the record date. The initial distribution was finalized in July 2023.

On July 24, 2023, we established a record date for our second partial distribution of TurnOnGreen Securities. Stockholders as of this date were entitled to 40 shares of TurnOnGreen Securities for every share of the Company’s common stock they held on the record date. The second distribution was finalized on August 7, 2023, whereby we relinquished control of voting interests of TurnOnGreen. We distributed 56.4 million TurnOnGreen Securities in the second distribution.

On July 19, 2023 we along with certain of our subsidiaries entered into a First Amendment and Joinder to Loan and Guarantee Agreement (the “Amendment”) with the institutional investors pursuant to which the (i) Loan and Guarantee Agreement, dated November 7, 2022, entered into between us and the institutional investors (the “Loan Agreement”) and (ii) Security Agreement, dated November 7, 2022, entered into between the institutional investors and Sentinum (the “Security Agreement”) was amended. Pursuant to the Amendment, we borrowed an additional $8.8 million. The net proceeds of the additional loan amount were $7.5 million.

Effective August 3, 2023, we and the Investors entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investors exchanged all of their Preferred Shares as well as their demand notes (the “Demand Notes”) issued to the Investors by us on or about May 20, 2023, with each Demand Note having a principal outstanding amount of approximately $0.8 million for two new 10% Secured OID Promissory Notes (the “Exchange Notes”), each with a principal face amount of $5.3 million, for an aggregate of amount owed of $10.5 million (the “Principal Amount”). We and Milton “Todd” Ault, III, our Executive Chairman, entered into guaranty agreements with the Investors guaranteeing repayment by Ault & Company, Inc., a related party (“Ault & Company”) of the Exchange Notes.

Effective as of August 3, 2023, we assigned the Exchange Notes to Ault & Company. As consideration for Ault & Company assuming the Exchange Notes from us, we issued a 10% demand promissory note in the principal face amount of $10.5 million (the “First A&C Demand Note”) to Ault & Company.

Effective as of August 10, 2023, we assigned the Term Note to Ault & Company. As consideration for Ault & Company assuming the Term Note from us, we issued a 12% demand promissory note in the principal face amount of $1.1 million (the “Second Demand Note”) to Ault & Company.

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

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary or partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) initiatives and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,
	2023	2022
Revenue	$12,216,000	$7,577,000
Revenue, cryptocurrency mining	8,368,000	3,976,000
Revenue, hotel and real estate operations	4,709,000	4,870,000
Revenue, crane operations	12,590,000	-
Revenue, lending and trading activities	9,525,000	943,000
Total revenue	47,408,000	17,366,000
Cost of revenue, products	9,036,000	5,044,000
Cost of revenue, cryptocurrency mining	9,726,000	4,453,000
Cost of revenue, hotel and real estate operations	3,120,000	2,872,000
Cost of revenue, hotel operations	7,641,000	-
Cost of revenue, lending and trading activities	-	-
Total cost of revenue	29,523,000	12,369,000
Gross profit	17,885,000	4,997,000
Total operating expenses	68,390,000	28,716,000
Loss from operations	(50,505,000)	(23,719,000)
Other income (expense):
Interest and other income	2,382,000	81,000
Interest expense	(15,927,000)	(2,031,000)
Loss on extinguishment of debt	(91,000)	-
Realized and unrealized (loss) gain on marketable securities	(206,000)	198,000
Loss from investment in unconsolidated entity	-	(391,000)
Loss on the sale of fixed assets	(1,754,000)	-
Change in fair value of warrant liability	3,217,000	(6,000)
Loss before income taxes	(62,884,000)	(25,868,000)
Income tax provision	1,368,000	217,000
Net loss	(64,252,000)	(26,085,000)
Net loss attributable to non-controlling interest	3,569,000	321,000
Net loss attributable to Ault Alliance, Inc.	(60,683,000)	(25,764,000)
Preferred dividends	(321,000)	(44,000)
Net loss available to common stockholders	$(61,004,000)	$(25,808,000)
Comprehensive loss
Net loss available to common stockholders	$(61,004,000)	$(25,808,000)
Other comprehensive loss
Foreign currency translation adjustment	(520,000)	(1,471,000)
Other comprehensive loss	(520,000)	(1,471,000)
Total comprehensive loss	$(61,524,000)	$(27,279,000)

Revenues

Revenues by segment for the three months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,		Increase
	2023	2022	(Decrease)%
GIGA	$8,740,000	$6,503,000	$2,237,000	34%
TurnOnGreen	724,000	1,062,000	(338,000)	-32%
SMC	2,625,000	-	2,625,000	-
Sentinum
Revenue, cryptocurrency mining	8,368,000	3,976,000	4,392,000	110%
Revenue, commercial real estate leases	325,000	272,000	53,000	19%
AGREE	4,384,000	4,598,000	(214,000)	-5%
Fintech:
Revenue, lending and trading activities	9,525,000	943,000	8,582,000	910%
Other	45,000	12,000	33,000	275%
Energy	12,672,000	-	12,672,000	-
Total revenue	$47,408,000	$17,366,000	$30,042,000	173%

GIGA

The $2.2 million increase in our GIGA segment revenue for the three months ended June 30, 2023 included $0.7 million attributable to our acquisition of Giga-tronics Incorporated on September 8, 2022. Continued conflicts and tensions worldwide are driving defense-related investments in force protection technologies at GIGA across the United States, UK, Europe, Asia, and the Middle East. Additionally, demand for key electronics solutions, particularly for customers in medicine and telecommunications, accelerated in the three months ended June 30, 2023, as businesses rebound in the post-pandemic COVID-19 economy.

TurnOnGreen

TurnOnGreen revenues were down $0.3 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 due to a large project in 2022 that was cancelled.

SMC

SMC revenues increased by $2.6 million due to the acquisition of SMC in June 2022.

Sentinum

Revenues from Sentinum’s cryptocurrency mining operations increased $4.4 million as we increased our cryptocurrency mining activities from the prior period, partially offset by lower Bitcoin prices and an increase in Bitcoin mining difficulty level in the current year period.

AGREE

AGREE’s revenues decreased by $0.2 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to interruptions in business operations as the properties were being renovated through the end of April 2023.

Fintech

Revenues from our lending and trading activities were $9.5 million due to significant realized gains for the three months ended June 30, 2023 from our investment portfolio. During the three months ended June 30, 2022, Ault Lending generated income from appreciation of investments in marketable securities as well as shares of common stock underlying equity securities issued to Ault Lending in certain financing transactions. Revenue from lending and trading activities for the three months ended June 30, 2023 included an approximate $0.9 million unrealized gain from our investment in Alzamend. Under its business model, Ault Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities for the three months ended June 30, 2023 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Energy

Energy revenues increased by $12.7 million for the three months ended June 30, 2023, due to the acquisition of the Circle 8 crane operations in December 2022.

Gross Margins

Gross margins increased to 38% for the three months ended June 30, 2023, compared to 29% for the three months ended June 30, 2022.

Our gross margins of 38% recognized during the three months ended June 30, 2023 benefited from favorable margins from our lending and trading activities and were impacted by negative margins from our Sentinum cryptocurrency mining segment due to the decline in the price of Bitcoin coupled with an increase in Bitcoin mining difficulty level. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the three months ended June 30, 2023 and 2022 would have been 33% and 36%, respectively.

Research and Development

Research and development expenses increased by $1.1 million for the three months ended June 30, 2023, due to expenditures related to development work on the BMI metaverse platform.

Selling and Marketing

Selling and marketing expenses were $9.6 million for the three months ended June 30, 2023, compared to $7.0 million for the three months ended June 30, 2022, an increase of $2.6 million, or 37%. The increase was the result of $3.6 million higher advertising and promotion costs related to BMI’s metaverse platform, partially offset by a $1.4 million decline in employee related costs and consulting expenses. The increase is also attributable to $0.4 million increases in sales and marketing costs from SMC, which was acquired in June 2022 and $0.2 million from GIGA, which was acquired in September 2022.

General and Administrative

General and administrative expenses were $21.3 million for the three months ended June 30, 2023, compared to $19.0 million for the three months ended June 30, 2022, an increase of $2.3 million, or 12%. General and administrative expenses increased from the comparative prior period, mainly due to increases from new acquisitions:

•	general and administrative costs of $3.4 million from Circle 8, which was acquired in December 2022;
•	general and administrative costs of $3.0 million from BMI, which was acquired in March 2023;
•	general and administrative costs of $2.9 million from SMC, which was acquired in June 2022;
•	general and administrative costs of $2.3 million from GIGA, which was acquired in September 2022; and
•	general and administrative costs of $0.6 million from AVLP, which was acquired in June 2022.

The increases above were partially offset by the following decreases in general and administrative expenses:

•	$5.0 million lower performance bonus related to realized gains on trading activities;
•	$1.2 million lower corporate legal fees;
•	$1.0 million lower corporate bonuses;
•	$0.8 million lower general and administrative expenses at AGREE;
•	$0.7 million lower corporate consulting fees;
•	$0.7 million lower corporate audit fees; and
•	$0.5 million lower corporate board of directors fees.

Impairment of AVLP Goodwill and Intangible Assets

Goodwill

We test the recorded amount of goodwill for impairment on an annual basis on December 31 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. We performed a goodwill impairment test as of June 30, 2023 related to AVLP as there were indicators of impairment related to certain unforeseen business developments and changes in financial projections.

The valuation of the AVLP reporting unit was determined using a market and income approach methodology of valuation.

The income approach was based on the projected cash flows discounted to their present value using discount rates, that in the Company’s judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. The analysis included assumptions regarding AVLP’s revenue forecast and discount rates of 26.7% using a weighted average cost of capital analysis. The market approach utilized the guideline public company method.

The results of the quantitative test indicated the fair value of the AVLP reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $18.6 million carrying amount of AVLP’s goodwill was recognized as a non-cash impairment charge during the three months ended June 30, 2023.

Intangible Assets

Due to indicators of impairment, AVLP intangible assets were tested for impairment as of June 30, 2023. Based on internally developed forecasts of undiscounted expected future cash flows, it was determined that the carrying amount of the assets were not recoverable and, based on an assessment of the fair value of the assets, impairment of $17.0 million was recognized as a non-cash impairment charge during the three months ended June 30, 2023.

The tradenames and patents/developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates of 18% for patents and developed technology and 0.25% for trademarks. The resulting net annual royalty payments are then discounted to present value using a discount factor of 25.7%.

Impairment of Mined Cryptocurrency

Impairment of mined cryptocurrency for the three months ended June 30, 2023 and 2022 was $0.1 million and $2.0 million, respectively. Impairment losses are attributable to the volatility of the Bitcoin market as market price of Bitcoin drops below our carrying value within the respective periods. The impairment of mined cryptocurrency for the three months ended June 30, 2023 is lower than the comparable prior year period as the average amount of digital currency held decreased during the three months ended June 30, 2023 as we generally sold our mined digital currency the next business day.

Interest and Other Income

Interest and other income was $2.4 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022. The increase in interest and other income is primarily due to higher interest rates resulting in higher income from ADRT’s cash and marketable securities held in the trust account.

Interest Expense

Interest expense was $15.9 million for the three months ended June 30, 2023, compared to $2.0 million for the three months ended June 30, 2022. The $15.9 million interest expense for the three months ended June 30, 2023 included amortization of debt discount of $7.2 million, forbearance and extension fees of $6.2 million and contractual interest of $2.5 million. The $2.0 million interest expense for the three months ended June 30, 2022 included amortization of debt discount of $32,000 and contractual interest of $2.0 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.1 million for the three months ended June 30, 2023, compared to $0 for the three months ended June 30, 2022.

Loss From Investment in Unconsolidated Entity

Loss from investment in unconsolidated entity was $0 for the three months ended June 30, 2023, compared to $0.4 million for the three months ended June 30, 2022, representing our share of losses from our equity method investment in AVLP prior to the June 1, 2022 acquisition.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
	2023	2022
Revenue	$25,647,000	$15,958,000
Revenue, cryptocurrency mining	15,715,000	7,524,000
Revenue, hotel and real estate operations	7,410,000	7,846,000
Revenue, crane operations	25,236,000	-
Revenue, lending and trading activities	4,586,000	18,864,000
Total revenue	78,594,000	50,192,000
Cost of revenue, products	18,823,000	10,792,000
Cost of revenue, cryptocurrency mining	17,829,000	6,950,000
Cost of revenue, hotel and real estate operations	5,808,000	5,121,000
Cost of revenue, hotel operations	15,029,000	-
Cost of revenue, lending and trading activities	1,180,000	-
Total cost of revenue	58,669,000	22,863,000
Gross profit	19,925,000	27,329,000
Total operating expenses	101,848,000	50,018,000
Loss from operations	(81,923,000)	(22,689,000)
Other income (expense):
Interest and other income	3,579,000	530,000
Interest expense	(29,657,000)	(31,855,000)
Loss on extinguishment of debt	(154,000)	-
Realized and unrealized (loss) gain on marketable securities	(244,000)	307,000
Loss from investment in unconsolidated entity	-	(924,000)
Impairment of equity securities	(9,555,000)	-
Gain on the sale of fixed assets	2,761,000	-
Change in fair value of warrant liability	3,217,000	(24,000)
Loss before income taxes	(111,976,000)	(54,655,000)
Income tax provision	1,105,000	217,000
Net loss	(113,081,000)	(54,872,000)
Net loss attributable to non-controlling interest	3,752,000	336,000
Net loss attributable to Ault Alliance, Inc.	(109,329,000)	(54,536,000)
Preferred dividends	(550,000)	(49,000)
Net loss available to common stockholders	$(109,879,000)	$(54,585,000)
Comprehensive loss
Net loss available to common stockholders	$(109,879,000)	$(54,585,000)
Other comprehensive loss
Foreign currency translation adjustment	(350,000)	(1,758,000)
Other comprehensive loss	(350,000)	(1,758,000)
Total comprehensive loss	$(110,229,000)	$(56,343,000)

Revenues

Revenues by segment for the six months ended June 30, 2023 and 2022 were as follows:

	For the Six Months Ended June 30,		Increase
	2023	2022	(Decrease)%
GIGA	$17,448,000	$13,748,000	$3,700,000	27%
TurnOnGreen	1,600,000	2,191,000	(591,000)	-27%
SMC	6,008,000	-	6,008,000	—
Sentinum
Revenue, cryptocurrency mining	15,715,000	7,524,000	8,191,000	109%
Revenue, commercial real estate leases	783,000	550,000	233,000	42%
AGREE	6,627,000	7,296,000	(669,000)	-9%
Fintech:
Revenue, lending and trading activities	4,586,000	18,864,000	(14,278,000)	-76%
Other	45,000	19,000	26,000	137%
Energy	25,782,000	-	25,782,000	—
Total revenue	$78,594,000	$50,192,000	$28,402,000	57%

GIGA

The $3.7 million increase in our GIGA segment revenue for the six months ended June 30, 2023 included $1.1 million attributable to our acquisition of Giga-tronics Incorporated on September 8, 2022. Continued conflicts and tensions worldwide are driving defense-related investments in force protection technologies at GIGA across the United States, UK, Europe, Asia, and the Middle East. Additionally, demand for key electronics solutions, particularly for customers in medicine and telecommunications, accelerated in the six months ended June 30, 2023, as businesses rebound in the post-pandemic COVID-19 economy.

TurnOnGreen

TurnOnGreen revenues were down $0.6 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 due to a large project in 2022 that was cancelled.

SMC

SMC revenues increased by $6.0 million due to the acquisition of SMC in June 2022.

Sentinum

Revenues from Sentinum’s cryptocurrency mining operations increased $8.2 million as we increased our cryptocurrency mining activities from the prior period, partially offset by lower Bitcoin prices and an increase in Bitcoin mining difficulty level in the current year period.

AGREE

AGREE’s revenues decreased by $0.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to interruptions in business operations as the properties were being renovated during the six months ended June 30, 2023. The renovations were completed in April 2023.

Fintech

Revenues from our lending and trading activities were $4.6 million due to realized gains for the six months ended June 30, 2023 from our investment portfolio. During the six months ended June 30, 2022, Ault Lending generated income from appreciation of investments in marketable securities as well as shares of common stock underlying equity securities issued to Ault Lending in certain financing transactions. Revenue from lending and trading activities for the six months ended June 30, 2023 included an approximate $0.6 million unrealized loss from our investment in Alzamend. Under its business model, Ault Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities for the six months ended June 30, 2023 included net losses on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Energy

Energy revenues increased by $25.8 million for the six months ended June 30, 2023, due to the acquisition of the Circle 8 crane operations in December 2022.

Gross Margins

Gross margins decreased to 25% for the six months ended June 30, 2023, compared to 54% for the six months ended June 30, 2022.

Our gross margins of 25% recognized during the six months ended June 30, 2023 were impacted by negative margins from our Sentinum cryptocurrency mining segment due to the decline in the price of Bitcoin coupled with an increase in Bitcoin mining difficulty level, offset by favorable margins from our lending and trading activities. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the six months ended June 30, 2023 and 2022 would have been 33% and 36%, respectively.

Research and Development

Research and development expenses increased by $2.2 million for the six months ended June 30, 2023, primarily due to expenditures related to development work on the BMI metaverse platform.

Selling and Marketing

Selling and marketing expenses were $18.4 million for the six months ended June 30, 2023, compared to $13.5 million for the six months ended June 30, 2022, an increase of $4.9 million, or 36%. The increase was the result of $5.3 million higher advertising and promotion costs related to BMI’s metaverse platform, partially offset by a $1.8 million decline in employee related costs and consulting expenses. The increase is also attributable to $1.3 million increases in sales and marketing costs from SMC, which was acquired in June 2022 and $0.5 million from GIGA, which was acquired in September 2022.

General and Administrative

General and administrative expenses were $44.0 million for the six months ended June 30, 2023, compared to $32.7 million for the six months ended June 30, 2022, an increase of $11.3 million, or 34%. General and administrative expenses increased from the comparative prior period, mainly due to increases from new acquisitions:

•	general and administrative costs of $6.4 million from Circle 8, which was acquired in December 2022;
•	general and administrative costs of $5.1 million from SMC, which was acquired in June 2022;
•	general and administrative costs of $3.5 million from GIGA, which was acquired in September 2022;
•	general and administrative costs of $3.0 million from BMI, which was acquired in March 2023; and
•	general and administrative costs of $1.2 million from AVLP, which was acquired in June 2022.

The increases above were partially offset by the following decreases in general and administrative expenses:

•	$4.2 million lower performance bonus related to realized gains on trading activities;
•	$2.2 million lower corporate legal fees; and
•	$1.5 million lower general and administrative expenses at AGREE.

Impairment of AVLP Goodwill and Intangible Assets

Goodwill

We test the recorded amount of goodwill for impairment on an annual basis on December 31 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. We performed a goodwill impairment test as of June 30, 2023 related to AVLP as there were indicators of impairment related to certain unforeseen business developments and changes in financial projections.

The valuation of the AVLP reporting unit was determined using a market and income approach methodology of valuation.

The income approach was based on the projected cash flows discounted to their present value using discount rates, that in the Company’s judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. The analysis included assumptions regarding AVLP’s revenue forecast and discount rates of 26.7% using a weighted average cost of capital analysis. The market approach utilized the guideline public company method.

The results of the quantitative test indicated the fair value of the AVLP reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $18.6 million carrying amount of AVLP’s goodwill was recognized as a non-cash impairment charge during the six months ended June 30, 2023.

Intangible Assets

Due to indicators of impairment, AVLP intangible assets were tested for impairment as of June 30, 2023. Based on internally developed forecasts of undiscounted expected future cash flows, it was determined that the carrying amount of the assets were not recoverable and, based on an assessment of the fair value of the assets, impairment of $17.0 million was recognized as a non-cash impairment charge during the six months ended June 30, 2023.

The tradenames and patents/developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates of 18% for patents and developed technology and 0.25% for trademarks. The resulting net annual royalty payments are then discounted to present value using a discount factor of 25.7%.

Impairment of Mined Cryptocurrency

Impairment of mined cryptocurrency for the six months ended June 30, 2023 and 2022 was $0.3 million and $2.4 million, respectively. Impairment losses are attributable to the volatility of the Bitcoin market as market price of Bitcoin drops below our carrying value within the respective periods. The impairment of mined cryptocurrency for the six months ended June 30, 2023 is lower than the comparable prior year period as the average amount of digital currency held decreased during the first half of 2023 as we generally sold our mined digital currency the next business day.

Interest and Other Income

Interest and other income was $3.6 million for the six months ended June 30, 2023, compared to $0.5 million for the six months ended June 30, 2022. The increase in interest and other income is primarily due to higher interest rates resulting in higher income from ADRT’s cash and marketable securities held in the trust account.

Interest Expense

Interest expense was $29.7 million for the six months ended June 30, 2023, compared to $31.9 million for the six months ended June 30, 2022. The $29.7 million interest expense for the six months ended June 30, 2023 included amortization of debt discount of $16.2 million, forbearance and extension fees of $7.5 million and contractual interest of $5.9 million. The $29.8 million interest expense for the six months ended June 30, 2022 related primarily to amortization of debt discount of $26.3 million from the issuance of warrants, a non-cash charge, and original issue discount, in connection with the $66.0 million of senior notes issued in December 2021, which were fully paid in March 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.2 million for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022.

Loss From Investment in Unconsolidated Entity

Loss from investment in unconsolidated entity was $0 for the six months ended June 30, 2023, compared to $0.9 million for the six months ended June 30, 2022, representing our share of losses from our equity method investment in AVLP prior to the June 1, 2022 acquisition.

Impairment of Equity Securities

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at June 30, 2023 were $9.6 million.

Liquidity and Capital Resources

On June 30, 2023, we had cash and cash equivalents of $19.7 million (excluding restricted cash of $1.1 million), compared to cash and cash equivalents of $10.5 million (excluding restricted cash of $3.6 million) at December 31, 2022. The increase in cash and cash equivalents was primarily due cash provided by operating activities and cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from convertible notes partially offset by the payment of debt, purchases of property and equipment and investments in equity securities.

Net cash provided by operating activities totaled $12.9 million for the six months ended June 30, 2023, compared to $19.4 million for the six months ended June 30, 2022. Cash provided by operating activities for the six months ended June 30, 2023 included $41.2 million net cash provided by marketable securities from trading activities related to the operations of Ault Lending and $15.0 million proceeds from the sale of cryptocurrencies from our Sentinum Bitcoin mining operations, partially offset by operating losses and changes in working capital.

Net cash used in investing activities was $21.8 million for the six months ended June 30, 2023, compared to $87.1 million for the six months ended June 30, 2022, which included $72.8 million of capital expenditures, primarily for Bitcoin mining equipment. Net cash used in investing activities for the six months ended June 30, 2023 was primarily related to capital expenditures and the purchase of equity securities, partially offset by proceeds from the sale of fixed assets of $4.5 million.

Net cash provided by financing activities was $12.8 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of $75.5 million for the six months ended June 30, 2022, and primarily reflects the following transactions:

•	2022 Common ATM Offering – During the six months ended June 30, 2023, we sold an aggregate of 0.1 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $4.2 million and effective March 17, 2023, the 2022 Common ATM Offering was terminated;

•	2022 Preferred ATM Offering – During the six months ended June 30, 2023, we sold an aggregate of 162,175 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for net proceeds of $3.0 million and effective June 16, 2023, the 2022 Preferred ATM Offering was terminated;

•	2023 Common ATM Offering –On June 9, 2023, we entered into the 2023 Common ATM Offering with Ascendiant Capital. During the six months ended June 30, 2023, we sold an aggregate of 0.1 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $0.8 million;

•	$34.1 million payments on notes payable, partially offset by $30.7 million proceeds from notes payable; and

•	$7.8 million proceeds from convertible notes payable, partially offset by $0.4 million payments on convertible notes payable.

Financing Transactions Subsequent to June 30, 2023

Financing transactions subsequent to June 30, 2023 included the following:

2023 Common ATM Offering

During the period between July 1, 2023 through August 14, 2023, we sold an aggregate of 3.9 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $15.6 million.

Amendment to 8.5% Secured Promissory Notes

On July 19, 2023, we and certain of our subsidiaries entered into an amendment agreement with the institutional investors and increased the principal balance of the secured promissory notes by an additional $8.8 million. The net proceeds to us from the amendment agreement were $7.5 million.

Advances under Ault & Company Loan Agreement

Subsequent to June 30, 2023, $3.9 million has been advanced by Ault & Company to us under the loan agreement entered into June 8, 2023.

Exchange of Preferred Shares for Secured Debt and Assignment of Secured Note

Effective August 3, 2023, we and the Investors entered into the Exchange Agreement pursuant to which the Investors exchanged all of their Preferred Shares as well as their Demand Notes issued to the Investors by us on or about May 20, 2023, with each Demand Note having a principal outstanding amount of approximately $0.9 million for the Exchange Notes, each with a principal face amount of approximately $5.3 million, for an aggregate of amount owed of $10.5 million. We and Milton “Todd” Ault, III, our Executive Chairman issued entered into guaranty agreements with the Investors guaranteeing Ault & Company’s repayment of the Exchange Notes.

Effective as of August 3, 2023, we assigned the Exchange Notes to Ault & Company. As consideration for Ault & Company assuming the Exchange Notes from us, we issued the First A&C Demand Note to Ault & Company.

Assignment of Term Note

Effective as of August 10, 2023, we assigned the Term Note to Ault & Company. As consideration for Ault & Company assuming the Term Note from us , we issued a 12% demand promissory note in the principal face amount of $1.1 million (the “Second Demand Note”) to Ault & Company.

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the fiscal quarter ended June 30, 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SEC Investigation

The Company and certain affiliates and related parties received several subpoenas from the SEC for the production of documents and testimony in the non-public fact-finding investigation referred to as In re DPW Holdings, Inc. The Company and those parties have reached a settlement with the SEC to fully resolve the SEC’s previously disclosed investigation into certain of the Company’s public disclosures and its accounting for certain transactions, among other matters.

Under terms of the settlement, announced on August 15, 2023, the Company, Executive Chairman Milton “Todd” Ault, III, and Chief Executive Officer William B. Horne neither admit nor deny the SEC’s findings, which do not entail intentional misconduct. The Company will pay a civil penalty of $0.7 million that was fully accrued in the fourth quarter of 2022; Mr. Ault will pay disgorgement of $85,504 and a civil penalty of $150,000; and Mr. Horne will pay a civil penalty of $20,720. In addition, the Company has undertaken to retain an independent consultant to conduct a comprehensive review of the Company’s internal control over financial reporting and disclosure controls and procedures, and to issue a report providing recommendations for improvements.

ITEM 1A.	RISK FACTORS

There are no updates or changes to the risk factors set forth in our amended Annual Report on Form 10-K/A for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2023 through June 30, 2023, Ault Alpha LP purchased 19,659 shares of common stock. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 1, 2023 – April 30, 2023	5,816	$29.15
May 1, 2023 – May 31, 2023	13,843	$22.97
June 1, 2023 – June 30, 2023	-	$-
Total	19,659	$24.80	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.6	Certificate of Elimination of the Series C convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on January 27, 2023 as Exhibit 3.1 thereto.
3.7	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
3.8	Amended and Restated Bylaws, effective as of November 2, 2021. Incorporated by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.1 thereto.
3.9	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.10	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.11	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.12	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.

3.13	Certificate of Designation of Series E Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 3.1 thereto.
3.14	Certificate of Designation of Series F Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 3.2 thereto.
3.15	Certificate of Designation of Series G Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2023 as Exhibit 3.3 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.17*	Certificate of Designation of Series C Convertible Preferred Stock.
10.1	Securities Purchase Agreement, dated May 1, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 2, 2023 as Exhibit 10.1 thereto.
10.2	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on May 2, 2023 as Exhibit 10.2 thereto.
10.3	At-The-Market Issuance Sales Agreement, dated June 9, 2023, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2023 as Exhibit 10.1 thereto.
10.4	Form of Loan Agreement, dated June 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2023 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 21, 2023

AULT ALLIANCE, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

