Form 10-Q
period 2023-09-30
Ault Alliance, Inc.
filed 2023-11-20
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

At November 17, 2023, the registrant had outstanding 68,742,947 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,736,000	$7,942,000
Restricted cash	1,903,000	732,000
Cash and marketable securities held in trust account	-	118,193,000
Marketable equity securities	72,000	6,590,000
Accounts receivable	24,651,000	19,322,000
Inventories	22,482,000	22,036,000
Investment in promissory notes and other, related party	3,018,000	2,868,000
Loans receivable, current	1,166,000	7,593,000
Prepaid expenses and other current assets	8,709,000	5,074,000
Current assets of discontinued operations	98,596,000	5,959,000
TOTAL CURRENT ASSETS	169,333,000	196,309,000

Cash and marketable securities held in trust account	2,171,000	-
Intangible assets, net	16,980,000	34,786,000
Goodwill	8,973,000	27,902,000
Property and equipment, net	132,044,000	146,779,000
Right-of-use assets	10,419,000	8,419,000
Investments in common stock, related parties	2,712,000	6,449,000
Investments in other equity securities	26,014,000	42,494,000
Other assets	9,810,000	5,841,000
Noncurrent assets of discontinued operations	-	92,535,000
TOTAL ASSETS	$378,456,000	$561,514,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$88,213,000	$60,780,000
Operating lease liability, current	1,901,000	2,975,000
Notes payable, net	30,255,000	39,621,000
Notes payable, related party	16,225,000	-
Convertible notes payable, current	8,601,000	1,325,000
Redeemable noncontrolling interests in equity of subsidiaries	-	117,993,000
Current liabilities of discontinued operations	69,212,000	2,631,000
TOTAL CURRENT LIABILITIES	214,407,000	225,325,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	September 30,	December 31,
	2023	2022
LONG TERM LIABILITIES
Operating lease liability, non-current	8,697,000	5,836,000
Notes payable	21,211,000	29,831,000
Convertible notes payable	9,453,000	11,451,000
Deferred underwriting commissions of Ault Disruptive Technologies Corporation (“Ault Disruptive”) subsidiary	3,450,000	3,450,000
Noncurrent liabilities of discontinued operations	-	61,633,000

TOTAL LIABILITIES	257,218,000	337,526,000

COMMITMENTS AND CONTINGENCIES

Redeemable noncontrolling interests in equity of subsidiaries	2,179,000	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at September 30, 2023 and December 31, 2022 (liquidation preference of $176,000 as of September 30, 2023 and December 31, 2022)	-	-
Series B Convertible Preferred Stock, $10 stated value per share, share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 (liquidation preference of $1,190,000 at September 30, 2023 and December 31, 2022)	-	-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; shares authorized, 425,197 shares and 172,838 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (liquidation preference of $10,630,000 and $4,321,000 as of September 30, 2023 and December 31, 2022, respectively)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 12,379,673 and 1,274,157 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	12,000	1,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	589,279,000	565,904,000
Accumulated deficit	(467,088,000)	(329,078,000)
Accumulated other comprehensive loss	(2,102,000)	(1,100,000)
Treasury stock, at cost	(30,540,000)	(29,235,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	89,561,000	206,492,000

Non-controlling interest	29,498,000	17,496,000

TOTAL STOCKHOLDERS’ EQUITY	119,059,000	223,988,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,456,000	$561,514,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$28,164,000	$27,031,000	$54,594,000	$43,539,000
Revenue, cryptocurrency mining	7,558,000	3,874,000	23,273,000	11,398,000
Revenue, crane operations	12,490,000	-	37,726,000	-
Revenue, lending and trading activities	(249,000)	13,360,000	4,337,000	32,224,000
Total revenue	47,963,000	44,265,000	119,930,000	87,161,000
Cost of revenue, products	20,425,000	20,193,000	39,248,000	30,985,000
Cost of revenue, cryptocurrency mining	10,228,000	5,255,000	28,057,000	12,206,000
Cost of revenue, crane operations	7,642,000	-	22,671,000	-
Cost of revenue, lending and trading activities	-	-	1,180,000	-
Total cost of revenue	38,295,000	25,448,000	91,156,000	43,191,000
Gross profit	9,668,000	18,817,000	28,774,000	43,970,000
Operating expenses
Research and development	1,769,000	521,000	5,415,000	1,945,000
Selling and marketing	8,034,000	7,428,000	26,405,000	20,888,000
General and administrative	17,760,000	15,362,000	59,540,000	44,357,000
Impairment of goodwill and intangible assets	-	-	35,570,000	-
Impairment of property and equipment	3,895,000	-	3,895,000	-
Impairment of deposit due to vendor bankruptcy filing	-	2,000,000	-	2,000,000
Impairment of mined cryptocurrency	113,000	515,000	376,000	2,930,000
Total operating expenses	31,571,000	25,826,000	131,201,000	72,120,000
Loss from operations	(21,903,000)	(7,009,000)	(102,427,000)	(28,150,000)
Other income (expense):
Interest and other income	309,000	725,000	3,888,000	1,255,000
Interest expense	(4,414,000)	(2,367,000)	(30,537,000)	(32,063,000)
Loss on extinguishment of debt	(1,546,000)	-	(1,700,000)	-
Realized and unrealized (loss) gain on marketable securities	74,000	709,000	(170,000)	1,016,000
Loss from investment in unconsolidated entity	-	-	-	(924,000)
Impairment of equity securities	-	-	(9,555,000)	-
(Loss) gain on the sale of fixed assets	(33,000)	-	2,728,000	-
Change in fair value of warrant liability	(562,000)	(3,000)	2,655,000	(27,000)
Total other expense, net	(6,172,000)	(936,000)	(32,691,000)	(30,743,000)
Loss before income taxes	(28,075,000)	(7,945,000)	(135,118,000)	(58,893,000)
Income tax (benefit) provision	(565,000)	144,000	540,000	361,000
Net loss from continuing operations	(27,510,000)	(8,089,000)	(135,658,000)	(59,254,000)
Net (loss) income from discontinued operations	(929,000)	93,000	(5,862,000)	(3,614,000)
Net loss	(28,439,000)	(7,996,000)	(141,520,000)	(62,868,000)
Net loss attributable to non-controlling interest	6,668,000	725,000	10,420,000	1,061,000
Net loss attributable to Ault Alliance, Inc.	(21,771,000)	(7,271,000)	(131,100,000)	(61,807,000)
Preferred dividends	(413,000)	(190,000)	(963,000)	(239,000)
Net loss available to common stockholders	$(22,184,000)	$(7,461,000)	$(132,063,000)	$(62,046,000)

Basic and diluted net income (loss) per common share:
Continuing operations	$(3.80)	$(7.71)	$(47.66)	$(77.70)
Discontinued operations	(0.17)	0.10	(2.21)	(4.81)
Net loss per common share	$(3.97)	$(7.61)	$(49.87)	$(82.51)

Weighted average basic and diluted common shares outstanding	5,587,000	980,000	2,648,000	752,000

Comprehensive loss
Net loss available to common stockholders	$(22,184,000)	$(7,461,000)	$(132,063,000)	$(62,046,000)
Foreign currency translation adjustment	(651,000)	306,000	(1,001,000)	(1,452,000)
Other comprehensive loss	(651,000)	306,000	(1,001,000)	(1,452,000)
Total comprehensive loss	$(22,835,000)	$(7,155,000)	$(133,064,000)	$(63,498,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2023

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, July 1, 2023	557,237	$-	1,526,411	$2,000	$573,386,000	$(444,371,000)	$(1,450,000)	$23,853,000	$(29,919,000)	$121,501,000
Stock-based compensation	-	-	-	-	959,000	-	-	1,622,000	-	2,581,000
Issuance of common stock for cash	-	-	10,707,601	11,000	20,404,000	-	-	-	-	20,415,000
Financing cost in connection with sales of common stock	-	-	-	-	(715,000)	-	-	-	-	(715,000)
Issuance of common stock for conversion of preferred stock liabilities	-	-	105,909	-	584,000	-	-	-	-	584,000
Common stock issued in connection with issuance of notes payable	-	-	39,752	-	162,000	-	-	-	-	162,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	(530,000)	-	-	-	(530,000)
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	(352,000)	-	(352,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	343,000	-	343,000
Purchase of treasury stock - Ault Alpha LP (“Ault Alpha”)	-	-	-	-	-	-	-	-	(621,000)	(621,000)
Net loss	-	-	-	-	-	(21,771,000)	-	-	-	(21,771,000)
Preferred dividends	-	-	-	-	-	(413,000)	-	-	-	(413,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(651,000)	-	-	(651,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(6,668,000)	-	(6,668,000)
Distribution of securities of Imperalis Holding Corp., d/b/a TurnOnGreen, Inc. (“TurnOnGreen”) to Ault Alliance stockholders ($1.44 per share)	-	-	-	-	(5,500,000)	-	-	10,700,000	-	5,200,000
Other	-	-	-	(1,000)	(1,000)	(3,000)	(1,000)	-	-	(6,000)
BALANCES, September 30, 2023	557,237	$-	12,379,673	$12,000	$589,279,000	$(467,088,000)	$(2,102,000)	$29,498,000	$(30,540,000)	$119,059,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2022

	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, July 1, 2022	278,658	$-	1,081,469	$1,000	$550,036,000	$(200,184,000)	$(1,863,000)	$18,048,000	$(20,639,000)	$345,399,000
Preferred stock issued	8,310	-	-	-	207,000	-	-	-	-	207,000
Preferred stock offering costs	-	-	-	-	(65,000)	-	-	-	-	(65,000)
Stock-based compensation	-	-	-	-	1,563,000	-	-	479,000	-	2,042,000
Issuance of Gresham Worldwide, Inc. common stock for acquisition of Giga-tronics Incorporated (“GIGA”)	-	-	-	-	1,669,000	-	-	-	-	1,669,000
Issuance of common stock for cash	-	-	56,688	-	4,557,000	-	-	-	-	4,557,000
Financing cost in connection with sales of common stock	-	-	-	-	(79,000)	-	-	-	-	(79,000)
Increase in ownership interest of subsidiary	-	-	-	-	(132,000)	-	-	(1,539,000)	-	(1,671,000)
Non-controlling interest from GIGA acquisition	-	-	-	-	-	-	-	2,735,000	-	2,735,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(8,148,000)	(8,148,000)
Net loss	-	-	-	-	-	(7,271,000)	-	-	-	(7,271,000)
Preferred dividends	-	-	-	-	-	(190,000)	-	-	-	(190,000)
Foreign currency translation adjustments	-	-	-	-	-	-	306,000	-	-	306,000
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(725,000)	-	(725,000)
Other	-	-	-	-	2,000	(2,000)	-	(2,000)	(1,000)	(3,000)
BALANCES, September 30, 2022	286,968	$-	1,138,157	$1,000	$557,758,000	$(207,647,000)	$(1,557,000)	$18,996,000	$(28,788,000)	$338,763,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2023

	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2023	304,878	$-	1,274,157	$1,000	$565,904,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000
Issuance of common stock for restricted stock awards	-	-	4,974	-	-	-	-	-	-	-
Preferred stock issued for cash	252,359	-	-	-	6,309,000	-	-	-	-	6,309,000
Preferred stock offering costs	-	-	-	-	(3,431,000)	-	-	-	-	(3,431,000)
Stock-based compensation					5,642,000	-	-	3,546,000	-	9,188,000
Issuance of common stock for cash	-	-	10,917,388	11,000	25,316,000	-	-	-	-	25,327,000
Financing cost in connection with sales of common stock	-	-	-	-	(847,000)	-	-	-	-	(847,000)
Issuance of common stock for conversion of preferred stock liabilities	-	-	143,402	-	912,000	-	-	-	-	912,000
Common stock issued in connection with issuance of notes payable	-	-	39,752	-	162,000	-	-	-	-	162,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	(5,945,000)	-	-	-	(5,945,000)
Increase in ownership interest of subsidiary	-	-	-	-	13,000	-	-	(1,597,000)	-	(1,584,000)
Non-controlling position at RiskOn International, Inc. (“ROI”) subsidiary acquired	-	-	-	-	-	-	-	6,357,000	-	6,357,000
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	3,915,000	-	3,915,000
Distribution to Circle 8 Crane Services, LLC (“Circle 8”) non-controlling interest	-	-	-	-	-	-	-	(500,000)	-	(500,000)
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(1,306,000)	(1,306,000)
Net loss	-	-	-	-	-	(131,100,000)	-	-	-	(131,100,000)
Preferred dividends		-	-	-	-	(963,000)	-	-	-	(963,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,001,000)	-	-	(1,001,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(10,420,000)	-	(10,420,000)
Distribution of securities of TurnOnGreen to Ault Alliance stockholders ($2.02 per share)	-	-	-	-	(10,700,000)	-	-	10,700,000	-	-
Other	-	-	-	-	(1,000)	(2,000)	(1,000)	1,000	1,000	(2,000)
BALANCES, September 30, 2023	557,237	$-	12,379,673	$12,000	$589,279,000	$(467,088,000)	$(2,102,000)	$29,498,000	$(30,540,000)	$119,059,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2022

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2022	132,040	$-	281,149	$-	$385,728,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000
Issuance of common stock for restricted stock awards	-	-	1,473	-	-	-	-	-	-	-
Preferred stock issued for cash	154,928	-	-	-	3,873,000	-	-	-	-	3,873,000
Preferred stock offering costs	-	-	-	-	(602,000)	-	-	-	-	(602,000)
Stock-based compensation					5,190,000	-	-	556,000	-	5,746,000
Issuance of Gresham Worldwide, Inc. common stock for acquisition of GIGA	-	-	-	-	1,669,000	-	-	-	-	1,669,000
Issuance of common stock for cash	-	-	855,535	1,000	167,982,000	-	-	-	-	167,983,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,103,000)	-	-	-	-	(4,103,000)
Increase in ownership interest of subsidiary	-	-	-	-	(1,980,000)	-	-	(1,921,000)	-	(3,901,000)
Non-controlling interest from AVLP acquisition	-	-	-	-	-	-	-	6,738,000	-	6,738,000
Non-controlling interest from SMC acquisition	-	-	-	-	-	-	-	10,336,000	-	10,336,000
Non-controlling interest from GIGA acquisition	-	-	-	-	-	-	-	2,735,000	-	2,735,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(15,607,000)	(15,607,000)
Net loss	-	-	-	-	-	(61,807,000)	-	-	-	(61,807,000)
Preferred dividends		-	-	-	-	(239,000)	-	-	-	(239,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,452,000)	-	-	(1,452,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(1,061,000)	-	(1,061,000)
Other	-	-	-	-	1,000	(1,000)	1,000	-	(1,000)	-
BALANCES, September 30, 2022	286,968	$-	1,138,157	$1,000	$557,758,000	$(207,647,000)	$(1,557,000)	$18,996,000	$(28,788,000)	$338,763,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(141,520,000)	$(62,868,000)
Net loss from discontinued operations	(5,862,000)	(3,614,000)
Net loss from continuing operations	(135,658,000)	(59,254,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,808,000	8,298,000
Amortization of debt discount	22,463,000	26,665,000
Amortization of right-of-use assets	2,142,000	1,193,000
Impairment of goodwill and intangible assets	35,570,000	-
Impairment of property and equipment	3,895,000	-
Stock-based compensation	9,188,000	5,746,000
Impairment of deposit due to vendor bankruptcy filing	-	2,000,000
Gain on the sale of fixed assets	(2,728,000)	-
Impairment of equity securities	11,555,000	-
Impairment of cryptocurrencies	376,000	2,930,000
Realized gain on the sale of cryptocurrencies	(404,000)	(829,000)
Revenue, cryptocurrency mining	(23,273,000)	(11,398,000)
Realized losses on sale of marketable securities	(33,140,000)	(19,194,000)
Unrealized (gains) losses on marketable securities	(2,554,000)	16,937,000
Unrealized losses on investments in common stock, related parties	3,752,000	5,676,000
Unrealized gains on equity securities	-	(32,949,000)
Income from cash held in trust	(2,561,000)	-
Loss from investment in unconsolidated entity	-	924,000
Loss on remeasurement of investment in unconsolidated entity	-	2,700,000
Provision for loan losses	1,180,000	-
Change in the fair value of warrant liability	(2,655,000)	(917,000)
Other	1,550,000	(766,000)
Changes in operating assets and liabilities:
Proceeds from the sale of cryptocurrencies	21,330,000	8,952,000
Marketable equity securities	71,159,000	68,532,000
Accounts receivable	(5,582,000)	(3,022,000)
Inventories	(456,000)	(5,867,000)
Prepaid expenses and other current assets	(1,530,000)	1,599,000
Other assets	(3,969,000)	(2,944,000)
Accounts payable and accrued expenses	13,527,000	7,528,000
Lease liabilities	(2,511,000)	(1,334,000)
Net cash provided by operating activities from continuing operations	1,474,000	21,206,000
Net cash (used in) provided by operating activities from discontinued operations	(3,632,000)	683,000
Net cash (used in) provided by operating activities	(2,158,000)	21,889,000
Cash flows from investing activities:
Purchase of property and equipment	(8,734,000)	(80,058,000)
Investment in promissory notes and other, related parties	-	(2,200,000)
Investments in common stock and warrants, related parties	-	(4,840,000)
Purchase of SMC, net of cash received	-	(8,239,000)
Purchase of GIGA, net of cash received	-	(3,687,000)
Cash received upon acquisition of AVLP	-	1,245,000
Acquisition of non-controlling interests	(1,584,000)	(3,901,000)
Purchase of marketable equity securities	-	(1,981,000)
Sales of marketable equity securities	-	11,748,000
Investments in loans receivable	(182,000)	(7,081,000)
Principal payments on loans receivable	-	10,525,000
Investments in equity securities	(10,702,000)	(22,449,000)
Proceeds from the sale of fixed assets	4,515,000	-
Other	(79,000)	-
Net cash used in investing activities from continuing operations	(16,766,000)	(110,918,000)
Net cash used in investing activities from discontinued operations	(6,103,000)	(4,442,000)
Net cash used in investing activities	(22,869,000)	(115,360,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Gross proceeds from sales of common stock	$25,327,000	$167,983,000
Financing cost in connection with sales of common stock	(847,000)	(4,103,000)
Proceeds from sales of preferred stock	6,309,000	3,873,000
Financing cost in connection with sales of preferred stock	(3,431,000)	(602,000)
Proceeds from subsidiaries’ sale of stock to non-controlling interests	3,915,000	-
Distribution to Circle 8 non-controlling interest	(500,000)	-
Proceeds from notes payable	40,406,000	15,268,000
Repayment of margin accounts	(767,000)	(16,111,000)
Payments on notes payable	(58,068,000)	(67,698,000)
Payments of preferred dividends	(963,000)	(239,000)
Purchase of treasury stock	(1,306,000)	(15,607,000)
Proceeds from sales of convertible notes	9,169,000	-
Payments on convertible notes	(660,000)	-
Net cash provided by financing activities from continuing operations	18,584,000	82,764,000
Net cash provided by financing activities from discontinued operations	5,189,000	3,297,000
Net cash provided by financing activities	23,773,000	86,061,000

Effect of exchange rate changes on cash and cash equivalents	(311,000)	920,000

Net decrease in cash and cash equivalents and restricted cash	(1,565,000)	(6,490,000)

Cash and cash equivalents and restricted cash at beginning of period	14,055,000	21,233,000

Cash and cash equivalents and restricted cash at end of period	12,490,000	14,743,000
Less cash and cash equivalents and restricted cash of discontinued operations at end of period	(1,851,000)	(6,154,000)
Cash and cash equivalents and restricted cash of continuing operations at end of period	$10,639,000	$8,589,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest – continuing operations	$3,990,000	$1,438,000
Cash paid during the period for interest – discontinued operations	$5,513,000	$3,764,000

Non-cash investing and financing activities:
Settlement of accounts payable with digital currency	$20,000	$417,000
Conversion of investment in unconsolidated entity for acquisition of AVLP	$-	$20,706,000
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$400,000
Conversion of debt and equity securities to marketable securities	$23,703,000	$40,324,000
Conversion of loans receivable to marketable securities	$5,430,000	$3,650,000
Conversion of interest receivable to marketable securities	$-	$250,000
Recognition of new operating lease right-of-use assets and lease liabilities	$3,952,000	$2,188,000
Remeasurement of Ault Disruptive temporary equity	$5,945,000	$-
Preferred stock exchanged for notes payable	$9,224,000	$-
Notes payable exchanged for convertible notes payable	$2,200,000	$-
Notes payable exchanged for notes payable, related party	$11,645,000	$-
Redeemable noncontrolling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$120,064,000	$-
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$10,700,000	$-

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

Ault Alliance was founded by Milton “Todd” Ault, III, its Executive Chairman and is led by Milton “Todd” Ault, III, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. All major investment and capital allocation decisions are made for the Company by the Executive Committee. The Company has the following eight reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations, advanced textiles processing and oil exploration;

•	Technology and Finance (“Fintech”) – commercial lending, activist investing, stock trading, media, and digital learning;

•	The Singing Machine Company, Inc. (“SMC”) – consumer electronics;

•	Sentinum, Inc. (“Sentinum”) – cryptocurrency mining operations and colocation and hosting services for the emerging artificial intelligence ecosystems and other industries;

•	GIGA – defense industry;

•	TurnOnGreen – commercial electronics solutions;

•	RiskOn International, Inc., formerly BitNile Metaverse, Inc. (“ROI”) – immersive metaverse platform; and

•	Ault Disruptive – a special purpose acquisition company.

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

2. LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2023, the Company had cash and cash equivalents of $8.7 million, negative working capital of $45.1 million and a history of net operating losses. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

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

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of September 30, 2023, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities and digital currencies, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back its operations or cease operations altogether.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited 2022 financial statements contained in the above referenced 2022 Annual Report. Results of the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2022 Annual Report.

Revenue Recognition – Bitcoin Mining

The Company recognizes revenue from Bitcoin mining under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;

•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company has entered into a digital asset mining pool by executing a contract with a mining pool operator to provide computing power to the mining pool. The Company’s customer, as defined in ASC 606-10-20, is the mining pool operator with which the Company has agreed to the terms of service and user service agreement. The Company supplies computing power, in exchange for consideration, to the pool operator who in turn provides transaction verification services to third parties via a mining pool that includes other participants.

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

The transaction consideration the Company receives, if any, is non-cash consideration in the form of Bitcoin. Changes in the fair value of the non-cash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and are therefore not included in revenue. The mining pool operator charges fees to cover the costs of maintaining the pool and are deducted from amounts the Company may otherwise earn and are treated as a reduction to the consideration received. Fees fluctuate and historically have been approximately 0.3% per reward earned, on average.

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

Preferred Stock Liabilities

The Company follows ASC 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for the Preferred Shares (as defined in Note 17). ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

•	A fixed monetary amount known at inception;

•	Variations in something other than the fair value of the issuer’s shares; or

•	Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares.

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

Discontinued operations

The Company records discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in the Company’s operations, as defined in ASC Topic 205-20, Discontinued Operations (“ASC Topic 205-20”).

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

4. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Presentation of AGREE Operations

In September 2023, the Company committed to a plan for its wholly owned subsidiary AGREE to list for sale its four recently renovated Midwest hotels, the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford. The decision to sell the hotels follows the decision to also list the multifamily development site in St. Petersburg, Florida and is driven by the Company’s desire to focus on its core businesses, Energy, Fintech and Sentinum. The Company’s real estate properties, which include both hotels and land are currently listed for sale.

In connection with the planned sale of AGREE assets, the Company concluded that the net assets of AGREE met the criteria for classification as held for sale. In addition, the proposed sale represents a strategic shift that will have a significant effect on the Company’s operations and financial results. As a result, the Company has presented the results of operations, cash flows and financial position of AGREE as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

As of September 30, 2023, the Company expects the planned sale of AGREE assets to close within one year and, as a result, the Company has classified the total assets and total liabilities associated with AGREE as current in the consolidated balance sheets as of September 30, 2023.

The following table presents the assets and liabilities of AGREE operations:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$1,851,000	$2,550,000
Restricted cash	-	2,831,000
Accounts receivable	256,000	264,000
Inventories	51,000	44,000
Prepaid expenses and other current assets	262,000	270,000
Total current assets	2,420,000	5,959,000
Property and equipment, net	96,176,000	92,535,000
Total assets	98,596,000	98,494,000
Accounts payable and accrued expenses	2,097,000	2,631,000
Total current liabilities	2,097,000	2,631,000
Notes payable	67,115,000	61,633,000
Total liabilities	69,212,000	64,264,000
Net assets of discontinued operations	$29,384,000	$34,230,000

A disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. No impairment was recognized up reclassification of the disposal group as held for sale.

The following table presents the results of AGREE operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue, hotel and real estate operations	$5,404,000	$5,513,000	$12,031,000	$12,809,000
Cost of revenue, hotel operations	3,278,000	3,230,000	9,086,000	8,350,000
Gross profit	2,126,000	2,283,000	2,945,000	4,459,000
General and administrative	1,076,000	585,000	3,294,000	4,309,000
Total operating expenses	1,076,000	585,000	3,294,000	4,309,000
Income (loss) from operations	1,050,000	1,698,000	(349,000)	150,000
Interest expense	(1,979,000)	(1,605,000)	(5,513,000)	(3,764,000)
Net (loss) income from discontinued operations	$(929,000)	$93,000	$(5,862,000)	$(3,614,000)

5. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three and nine months ended September 30, 2023 and 2022. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the three months ended September 30, 2023 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOn Green	Fintech	Sentinum	SMC	ROI	Energy	Total
Primary Geographical Markets
North America	$3,711,000	$1,075,000	$-	$7,891,000	$15,931,000	$18,000	$12,929,000	$41,555,000
Europe	2,521,000	66,000	-	-	-	-	2,000	2,589,000
Middle East and other	4,043,000	25,000	-	-	-	-	-	4,068,000
Revenue from contracts with customers	10,275,000	1,166,000	-	7,891,000	15,931,000	18,000	12,931,000	48,212,000
Revenue, lending and trading activities (North America)	-	-	(249,000)	-	-	-	-	(249,000)
Total revenue	$10,275,000	$1,166,000	$(249,000)	$7,891,000	$15,931,000	$18,000	$12,931,000	$47,963,000

Major Goods or Services
Radio frequency/microwave filters	$2,201,000	$-	$-	$-	$-	$-	$-	$2,201,000
Power supply units & systems	2,316,000	1,074,000	-	-	-	-	-	3,390,000
Healthcare diagnostic systems	1,243,000	-	-	-	-	-	-	1,243,000
Defense systems	4,155,000	-	-	-	-	-	-	4,155,000
Digital currency mining	-	-	-	7,558,000	-	-	-	7,558,000
Karaoke machines and related consumer goods	-	-	-	-	15,931,000	-	-	15,931,000
Crane rental	-	-	-	-	-	-	12,490,000	12,490,000
Other	360,000	92,000	-	333,000	-	18,000	441,000	1,244,000
Revenue from contracts with customers	10,275,000	1,166,000	-	7,891,000	15,931,000	18,000	12,931,000	48,212,000
Revenue, lending and trading activities	-	-	(249,000)	-	-	-	-	(249,000)
Total revenue	$10,275,000	$1,166,000	$(249,000)	$7,891,000	$15,931,000	$18,000	$12,931,000	$47,963,000

Timing of Revenue Recognition
Goods transferred at a point in time	$5,391,000	$1,162,000	$-	$7,891,000	$15,931,000	$18,000	$441,000	$30,834,000
Services transferred over time	4,884,000	4,000	-	-	-	-	12,490,000	17,378,000
Revenue from contracts with customers	$10,275,000	$1,166,000	$-	$7,891,000	$15,931,000	$18,000	$12,931,000	$48,212,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2023 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOn Green	Fintech	Sentinum	SMC	ROI	Energy	Total
Primary Geographical Markets
North America	$8,901,000	$2,401,000	$-	$24,389,000	$21,939,000	$63,000	$38,604,000	$96,297,000
Europe	7,232,000	77,000	-	-	-	-	109,000	7,418,000
Middle East and other	11,590,000	288,000	-	-	-	-	-	11,878,000
Revenue from contracts with customers	27,723,000	2,766,000	-	24,389,000	21,939,000	63,000	38,713,000	115,593,000
Revenue, lending and trading activities (North America)	-	-	4,337,000	-	-	-	-	4,337,000
Total revenue	$27,723,000	$2,766,000	$4,337,000	$24,389,000	$21,939,000	$63,000	$38,713,000	$119,930,000

Major Goods or Services
Radio frequency/microwave filters	$5,420,000	$-	$-	$-	$-	$-	$-	$5,420,000
Power supply units & systems	6,994,000	2,544,000	-	-	-	-	-	9,538,000
Healthcare diagnostic systems	3,481,000	-	-	-	-	-	-	3,481,000
Defense systems	10,719,000	-	-	-	-	-	-	10,719,000
Digital currency mining	-	-	-	23,273,000	-	-	-	23,273,000
Karaoke machines and related consumer goods	-	-	-	-	21,939,000	-	-	21,939,000
Crane rental	-	-	-	-	-	-	37,726,000	37,726,000
Other	1,109,000	222,000	-	1,116,000	-	63,000	987,000	3,497,000
Revenue from contracts with customers	27,723,000	2,766,000	-	24,389,000	21,939,000	63,000	38,713,000	115,593,000
Revenue, lending and trading activities	-	-	4,337,000	-	-	-	-	4,337,000
Total revenue	$27,723,000	$2,766,000	$4,337,000	$24,389,000	$21,939,000	$63,000	$38,713,000	$119,930,000

Timing of Revenue Recognition
Goods transferred at a point in time	$15,517,000	$2,755,000	$-	$24,389,000	$21,939,000	$63,000	$987,000	$65,650,000
Services transferred over time	12,206,000	11,000	-	-	-	-	37,726,000	49,943,000
Revenue from contracts with customers	$27,723,000	$2,766,000	$-	$24,389,000	$21,939,000	$63,000	$38,713,000	$115,593,000

The Company’s disaggregated revenues consisted of the following for the three months ended September 30, 2022 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOn Green	Fintech	SMC	Sentinum	Total
Primary Geographical Markets
North America	$2,472,000	$1,428,000	$-	$16,138,000	$4,146,000	$24,184,000
Europe	2,288,000	32,000	201,000	306,000	-	2,827,000
Middle East and other	3,022,000	202,000	-	670,000	-	3,894,000
Revenue from contracts with customers	7,782,000	1,662,000	201,000	17,114,000	4,146,000	30,905,000
Revenue, lending and trading activities (North America)	-	-	13,360,000	-	-	13,360,000
Total revenue	$7,782,000	$1,662,000	$13,561,000	$17,114,000	$4,146,000	$44,265,000

Major Goods or Services
Power supply units	$2,799,000	$1,480,000	$-	$-	$-	$4,279,000
Digital currency mining, net	-	-	-	-	3,874,000	3,874,000
Karaoke machines and related	-	-	-	17,114,000	-	17,114,000
Other	4,983,000	182,000	201,000	-	272,000	5,638,000
Revenue from contracts with customers	7,782,000	1,662,000	201,000	17,114,000	4,146,000	30,905,000
Revenue, lending and trading activities	-	-	13,360,000	-	-	13,360,000
Total revenue	$7,782,000	$1,662,000	$13,561,000	$17,114,000	$4,146,000	$44,265,000

Timing of Revenue Recognition
Goods transferred at a point in time	$5,821,000	$1,662,000	$201,000	$17,114,000	$4,146,000	$28,944,000
Services transferred over time	1,961,000	-	-	-	-	1,961,000
Revenue from contracts with customers	$7,782,000	$1,662,000	$201,000	$17,114,000	$4,146,000	$30,905,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2022:

	GIGA	TurnOn Green	Fintech	SMC	Sentinum	Total
Primary Geographical Markets
North America	$5,094,000	$3,262,000	$19,000	$16,138,000	$12,220,000	$36,733,000
Europe	7,007,000	79,000	201,000	306,000	-	7,593,000
Middle East and other	9,429,000	512,000	-	670,000	-	10,611,000
Revenue from contracts with customers	21,530,000	3,853,000	220,000	17,114,000	12,220,000	54,937,000
Revenue, lending and trading activities (North America)	-	-	32,224,000	-	-	32,224,000
Total revenue	$21,530,000	$3,853,000	$32,444,000	$17,114,000	$12,220,000	$87,161,000

Major Goods or Services
Power supply units	$6,928,000	$3,592,000	$-	$-	$-	$10,520,000
Healthcare diagnostic systems	2,285,000	-	-	-	-	2,285,000
Defense systems	6,842,000	-	-	-	-	6,842,000
Digital currency mining	-	-	-	-	11,398,000	11,398,000
Karaoke machines and related	-	-	-	17,114,000	-	17,114,000
Other	5,475,000	261,000	220,000	-	822,000	6,778,000
Revenue from contracts with customers	21,530,000	3,853,000	220,000	17,114,000	12,220,000	54,937,000
Revenue, lending and trading activities	-	-	32,224,000	-	-	32,224,000
Total revenue	$21,530,000	$3,853,000	$32,444,000	$17,114,000	$12,220,000	$87,161,000

Timing of Revenue Recognition
Goods transferred at a point in time	$12,934,000	$3,853,000	$220,000	$17,114,000	$12,220,000	$46,341,000
Services transferred over time	8,596,000	-	-	-	-	8,596,000
Revenue from contracts with customers	$21,530,000	$3,853,000	$220,000	$17,114,000	$12,220,000	$54,937,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	$2,712,000	$2,712,000	$-	$-
Investments in marketable equity securities	72,000	72,000	-	-
Cash and marketable securities held in trust account	2,171,000	2,171,000	-	-
Total assets measured at fair value	$4,955,000	$4,955,000	$-	$-

Liabilities:
Warrant and embedded conversion feature liabilities	$832,000	$-	$-	$832,000
Convertible promissory notes	18,054,000	-	-	18,054,000
Total liabilities measured at fair value	$18,886,000	$-	$-	$18,886,000

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend – a related party	$6,449,000	$6,449,000	$-	$-
Investments in marketable equity securities	6,590,000	6,590,000	-	-
Cash and marketable securities held in trust account	118,193,000	118,193,000	-	-
Investments in other equity securities	13,340,000	-	-	13,340,000
Total assets measured at fair value	$144,572,000	$131,232,000	$-	$13,340,000

Liabilities:
Warrant and embedded conversion feature liabilities	$2,967,000	$-	$-	$2,967,000
Convertible promissory notes	12,776,000	-	-	12,776,000
Total liabilities measured at fair value	$15,743,000	$-	$-	$15,743,000

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

The following table summarizes the changes in investments in other equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 (no changes during the three months ended September 30, 2023):

Investments in other equity securities
Balance at January 1, 2023	$13,340,000
Conversion to Level 1 marketable securities	(13,340,000)
Balance at September 30, 2023	$-

Equity Investments for Which Measurement Alternative Has Been Selected

As of September 30, 2023 and December 31, 2022, the Company held equity investments in other securities, which consisted of investments in preferred stock, valued at $26.0 million and $29.2 million, respectively, that were valued using a measurement alternative. These investments are included in other equity securities in the accompanying condensed consolidated balance sheets.

Measurement Alternative Impairment

The Company has made cumulative downward adjustments for impairments for equity securities that do not have readily determinable fair values as of September 30, 2023, totaling $11.6 million. Approximately $9.6 million of these adjustments have been reflected in other income (expense) and $2.0 million of these adjustments related to Fintech lending operations and have been recorded against revenue from lending and trading activities on the consolidated statement of operations and comprehensive loss.

7. Marketable EQUITY Securities

Marketable equity securities with readily determinable market prices consisted of the following as of September 30, 2023 and December 31, 2022:

	Marketable equity securities at September 30, 2023
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$5,133,000	$26,000	$(5,087,000)	$72,000

	Marketable equity securities at December 31, 2022
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$10,271,000	$383,000	$(4,064,000)	$6,590,000

The Company’s investment in marketable equity securities is revalued on each balance sheet date.

8. DIGITAL CURRENCIES

The following table presents the activities of the digital currencies (included in prepaid expenses and other current assets) for the nine months ended September 30, 2023 and 2022:

Digital Currencies
Balance at January 1, 2023	$554,000
Additions of mined digital currencies	21,103,000
Payments to vendors	(20,000)
Impairment of mined cryptocurrency	(376,000)
Sale of digital currencies	(21,330,000)
Realized gain on sale of digital currencies	404,000
Balance at September 30, 2023	$335,000

Digital Currencies
Balance at January 1, 2022	$2,165,000
Additions of mined digital currencies	11,398,000
Payments to vendors	(418,000)
Impairment of mined cryptocurrency	(2,930,000)
Sale of digital currencies	(8,952,000)
Realized gain on sale of digital currencies	829,000
Balance at September 30, 2022	$2,092,000

9. PROPERTY AND EQUIPMENT, NET

At September 30, 2023 and December 31, 2022, property and equipment consisted of:

	September 30, 2023	December 31, 2022
Building and improvements	$11,796,000	$10,428,000
Bitcoin mining equipment	50,640,000	42,438,000
Crane rental equipment	34,341,000	32,453,000
Land	2,692,000	2,567,000
Computer, software and related equipment	23,517,000	23,168,000
Aircraft	15,983,000	15,983,000
Vehicles	4,797,000	3,314,000
Office furniture and equipment	682,000	610,000
Oil and natural gas properties, unproved properties	3,878,000	972,000
	148,326,000	131,933,000
Accumulated depreciation and amortization	(25,726,000)	(5,882,000)
Property and equipment placed in service, net	122,600,000	126,051,000
Construction in progress AVLP equipment	9,444,000	9,400,000
Deposits on cryptocurrency machines	-	11,328,000
Property and equipment, net	$132,044,000	$146,779,000

Summary of depreciation expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation expense	$7,805,000	$2,779,000	$20,047,000	$7,742,000

10. INTANGIBLE ASSETS, NET

At September 30, 2023 and December 31, 2022, intangible assets consisted of:

	Useful Life	September 30, 2023	December 31, 2022
Definite-lived intangible assets:
Developed technology	3-8 years	$7,984,000	$24,584,000
Customer list	8-10 years	5,755,000	5,865,000
Trade names	5-10 years	3,916,000	4,316,000
Domain name and other intangible assets	5 years	580,000	630,000
		18,235,000	35,395,000
Accumulated amortization		(2,753,000)	(2,102,000)
Total definite-lived intangible assets		$15,482,000	$33,786,000

Indefinite-lived intangible assets:
Trade name and trademark	Indefinite life	1,498,000	1,493,000
Total intangible assets, net		$16,980,000	$34,786,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amortization expense	$254,000	$223,000	$761,000	$381,000

As of September 30, 2023, intangible assets subject to amortization have an average remaining useful life of 9.5 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2023	$507,000
2024	2,026,000
2025	1,926,000
2026	1,826,000
2027	1,826,000
Thereafter	7,371,000
$15,482,000

Impairment of AVLP Intangible Assets

Due to indicators of impairment, AVLP intangible assets were tested for impairment as of June 30, 2023. Based on internally developed forecasts of undiscounted expected future cash flows, it was determined that the carrying amount of the assets were not recoverable and, based on an assessment of the fair value of the assets, impairment of $17.0 million was recognized as a non-cash impairment charge during the nine months ended September 30, 2023.

The tradenames and patents/developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach whereby estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates of 18% for patents and developed technology and 0.25% for trademarks. The resulting net annual royalty payments are then discounted to present value using a discount factor of 25.7%.

11. GOODWILL

The following table summarizes the changes in the Company’s goodwill for the nine months ended September 30, 2023:

Goodwill
Balance as of January 1, 2023	$27,902,000
Acquisition of ROI	17,000
Impairment of goodwill	(18,570,000)
Effect of exchange rate changes	(376,000)
Balance as of September 30, 2023	$8,973,000

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

The valuation of the AVLP reporting unit was determined using a market and income approach methodology of valuation. The income approach was based on the projected cash flows discounted to their present value using discount rates that, in the Company’s judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. The analysis included assumptions regarding AVLP’s revenue forecast and discount rates of 26.7% using a weighted average cost of capital analysis. The market approach utilized the guideline public company method.

The results of the quantitative test indicated that the fair value of the AVLP reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $18.6 million carrying amount of AVLP’s goodwill was recognized as a non-cash impairment charge during the nine months ended September 30, 2023.

12. CONSOLIDATED VARIABLE INTEREST ENTITY - SMC

During the quarter ended September 30, 2023, the Company’s voting interest in SMC was less than 50%. As a result, the Company assessed its interest in SMC under the Variable Interest Entity Model. As a result of that assessment, the Company consolidates SMC as a variable interest entity (a “VIE”) due to the Company’s significant level of influence and control of SMC, the size of its investment, and its ability to participate in policy making decisions. As a result, the Company is considered the primary beneficiary of the VIE.

13. BUSINESS COMBINATION

ROI Acquisition

On March 6, 2023, the Company closed a Share Exchange Agreement (the “Agreement”) with ROI and sold to ROI all of the outstanding shares of capital stock of the Company’s subsidiary, BitNile.com, Inc. (“BitNile.com”) as well as RiskOn360, Inc. (formerly Ault Iconic, Inc.) and the securities of Earnity, Inc. (“Earnity”) beneficially owned by BitNile.com as of the date of the Agreement (the “Transaction”). As consideration for the acquisition, ROI issued shares of preferred stock convertible into common stock of ROI representing approximately 73.2% of ROI’s outstanding common stock. Pending approval of the transaction by the Nasdaq Stock Market and ROI’s shareholders, the preferred stock combined are subject to a 19.99% beneficial ownership limitation. The Transaction benefits the Company as ROI is a publicly traded company and provides BitNile.com access to capital markets as the primary focus for ROI to fund the expected growth of the ROI metaverse platform.

The holders of preferred stock will be entitled to receive dividends at a rate of 5% of the stated value of the preferred stock.

The Company consolidates ROI as a VIE due to its significant level of influence and control of ROI, the size of its investment, and its ability to participate in policy making decisions. The Company is considered the primary beneficiary of the VIE.

Ault Alliance investment in ROI	Amount
Common stock	$287,000

The total purchase price to acquire ROI has been allocated to the assets acquired and assumed liabilities based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The goodwill resulting from this acquisition is not tax deductible. The fair value of the acquired assets and assumed liabilities as of the date of acquisition are based on preliminary estimates provided, in part, by a third-party valuation expert. The estimates are subject to change upon the finalization of appraisals and other valuation analyses, which are expected to be completed no later than one year from the date of acquisition. Although the completion of the valuation activities may result in asset and liability fair values that are different from the preliminary estimates included herein, it is not expected that those differences would alter the understanding of the impact of the Transaction on the consolidated financial position and results of operations of the Company.

The preliminary purchase price allocation is as follows:

Preliminary Allocation
Fair value of Company interest	$287,000
Fair value of non-controlling interest	6,357,000
Total consideration	$6,644,000

Identifiable net assets acquired:
Cash	$67,000
Investment in equity securities	8,076,000
Prepaid expenses and other current assets	172,000
Property and equipment, net	4,109,000
Right-of-use assets	339,000
Accounts payable and accrued expenses	(5,790,000)
Lease liabilities	(346,000)
Net assets acquired	6,627,000
Goodwill	$17,000

14. INVESTMENTS – RELATED PARTIES

Investments in Alzamend and Ault & Company, Inc. (“Ault & Company”) at September 30, 2023 and December 31, 2022, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company

	Interest		September 30,	December 31,
	rate	Due Date	2023	2022
Investment in promissory note of Ault & Company	8%	December 31, 2023	$2,500,000	$2,500,000
Accrued interest receivable, Ault & Company			518,000	368,000
Total investment in promissory note, related party			$3,018,000	$2,868,000

Summary of interest income, related party, recorded within interest and other income on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income, related party	$50,000	$50,000	$150,000	$150,000

Investment in Common Stock, Related Parties – Alzamend

	Investments in common stock, related parties at September 30, 2023
	Cost	Gross unrealized losses	Fair value
Common shares	$24,688,000	$(21,976,000)	$2,712,000

	Investments in common stock, related parties at December 31, 2022
	Cost	Gross unrealized losses	Fair value
Common shares	$24,673,000	$(18,224,000)	$6,449,000

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023	2022
Balance at July 1	$5,836,000	$8,845,000
Investment in common stock of Alzamend	-	177,000
Unrealized gain (loss) in common stock of Alzamend	(3,124,000)	3,372,000
Balance at September 30	$2,712,000	$12,394,000

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Balance at January 1	$6,449,000	$13,230,000
Investment in common stock of Alzamend	15,000	4,840,000
Unrealized loss in common stock of Alzamend	(3,752,000)	(5,676,000)
Balance at September 30	$2,712,000	$12,394,000

Unrealized loss in common stock of Alzamend is recorded within revenue from lending and trading activities on the condensed consolidated statements of operations.

15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at September 30, 2023 and December 31, 2022 consisted of:

	September 30,	December 31,
	2023	2022
Accounts payable	$36,883,000	$20,027,000
Accrued payroll and payroll taxes	12,420,000	9,789,000
Financial instrument liabilities	863,000	651,000
Interest payable	3,946,000	3,207,000
Accrued legal	4,390,000	3,168,000
Accrued lender profit participation rights	2,497,000	6,000,000
Related party advances	68,000	352,000
Other accrued expenses	27,146,000	17,586,000
	$88,213,000	$60,780,000

16. DIVIDEND PAYABLE IN TURNONGREEN COMMON STOCK

During the nine months ended September 30, 2023, the Company, in connection with a planned distribution of its holdings of TurnOnGreen, distributed to its stockholders 115.1 million shares of TurnOnGreen common stock and warrants to purchase 115.1 million shares of TurnOnGreen common stock, which resulted in an adjustment to additional paid in capital and increase to non-controlling interest of $10.7 million based on the recorded value of the Company’s holdings in TurnOnGreen at the record dates of the distributions.

17. PREFERRED STOCK LIABILITY

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

During the nine months ended September 30, 2023, the Investors converted 1,000 shares of Series F Preferred Stock and 6,756 shares of Series G Preferred Stock into an aggregate of 143,402 shares of the Company’s common stock. During the nine months ended September 30, 2023, the Company recorded a loss of $0.3 million on the conversions of Series F Preferred Stock and Series G Preferred Stock.

Exchange of Preferred Shares for Secured Debt and Assignment of Secured Note

In August 2023, the Company and the Investors entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investors exchanged 83,000 shares of Series E Convertible Stock and 9,244 shares of Series G Convertible Stock as well as their demand notes (the “Demand Notes”) with each Demand Note having a principal outstanding amount of approximately $0.8 million for two new 10% Secured OID Promissory Notes (the “Exchange Notes”), each with a principal face amount of $5.3 million, for an aggregate of amount owed of $10.5 million (the “Principal Amount”). The Company recorded a loss on extinguishment of debt of $1.5 million related to the transaction based on the difference between the carrying amount of the preferred stock liability and the value of the Exchange Notes.

Concurrent with the Exchange Agreement, the Company assigned the Exchange Notes to Ault & Company. As consideration for Ault & Company assuming the Exchange Notes from the Company, the Company issued a 10% demand promissory note in the principal face amount of $10.5 million to Ault & Company. The Company and Milton “Todd” Ault, III, the Company’s Executive Chairman, entered into guaranty agreements with the Investors guaranteeing Ault & Company’s repayment of the Exchange Notes.

Certificates of Elimination of Series E Preferred Stock, Series F Preferred Stock, and the Series G Preferred Stock

On August 17, 2023, the Company filed certificates of elimination with respect to the Company’s Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock.

18. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF SUBSIDIARY LIABILITY

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. As of September 30, 2023, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $2.2 million. In June 2023, approximately 11.3 million shares of Ault Disruptive common stock were redeemed at a redemption price of $10.61 per share, for an aggregate redemption amount of $120.0 million.

The following table summarizes the changes in the Company’s redeemable noncontrolling interests in equity of subsidiaries during the nine months ended September 30, 2023:

Redeemable noncontrolling interests in equity of subsidiaries as of December 31, 2022	$117,993,000
Redemption of ADRT common stock	(120,064,000)
Remeasurement of carrying value to redemption value	4,250,000
Redeemable noncontrolling interests in equity of subsidiaries as of September 30, 2023	$2,179,000

19. NOTES PAYABLE

Notes payable at September 30, 2023 and December 31, 2022, were comprised of the following:

	Collateral	Guarantors	Interest rate	Due date	September 30, 2023	December 31, 2022
Circle 8 revolving credit facility	Circle 8 cranes	-	8.4%	December 16, 2025	$16,960,000	$14,724,000
8.5% secured promissory notes	Deposit accounts, 19,389 Antminers, BNI Montana assets, Circle 8 membership interests, Florida property, Michigan property, aircraft	Ault & Company, Ault Lending, Sentinum, Alliance Cloud Services, Inc., Ault Aviation, LLC, Third Avenue Apartments LLC, BNI Montana, LLC, Milton C. Ault, III	8.5%	May 7, 2024	22,749,000	17,389,000
16% promissory notes	-	Ault & Company, Sentinum, Ault Lending, Milton C. Ault, III	16.0%	December 16, 2023	2,662,000	17,456,000
Circle 8 equipment financing notes	Circle 8 equipment	-	7.2%	Various dates from March 15, 2024 to November 15, 2026	7,375,000	10,677,000
3% secured promissory notes	-	-	3.0%	N/A	-	5,672,000
8% demand loans	-	-	8.0%	Upon demand	1,800,000	-
Short-term bank credit facilities	-	-	5.7%	Renews monthly	2,056,000	1,702,000
XBTO note payable	2,482 Antminers	-	12.5%	December 30, 2023	1,087,000	2,749,000
10% secured promissory notes	-	-	10.0%	N/A	-	8,789,000
SMC line of credit	SMC assets	-	8.0%	October 14, 2025	-	1,761,000
Other ($0.4 million in default)	-	-			400,000	858,000
Total notes payable	-	-			$55,089,000	$81,777,000
Less:	-	-
Unamortized debt discounts	-	-			(3,623,000)	(12,325,000)
Total notes payable, net	-	-			$51,466,000	$69,452,000
Less: current portion	-	-			(30,255,000)	(39,621,000)
Notes payable – long-term portion	-	-			$21,211,000	$29,831,000

Notes Payable Maturities

The contractual maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of September 30, 2023 were:

Year
2023	$12,546,000
2024	23,405,000
2025	18,697,000
2026	441,000
$55,089,000

Interest Expense

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Contractual interest expense	$3,262,000	$2,263,000	$5,002,000	$4,373,000
Forbearance fees	518,000	-	7,319,000	1,203,000
Amortization of debt discount	634,000	104,000	18,216,000	26,487,000
Total interest expense	$4,414,000	$2,367,000	$30,537,000	$32,063,000

Amendment to 8.5% Secured Promissory Notes

On July 19, 2023, the Company and certain of its subsidiaries entered into an amendment agreement with the institutional investors and increased the principal balance of the secured promissory notes by an additional $8.8 million. The net proceeds to the Company from the amendment agreement were $7.5 million.

10% Secured Promissory Notes

The 10% secured promissory notes were retired in March 2023 and converted into the Preferred Shares, as described in Note 17 – Preferred Stock Liability.

20. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at September 30, 2023 and December 31, 2022, were comprised of the following:

	Interest rate	Due date	September 30, 2023	December 31, 2022
Loan agreement	9.5%	Upon demand	$4,580,000	$-
12% demand promissory note	12.0%	Upon demand	1,100,000	-
10% demand promissory note	10.0%	Upon demand	10,545,000	-
Total notes payable, related party			$16,225,000	$-

Ault & Company Loan Agreement

On June 8, 2023, the Company entered into a loan agreement with Ault & Company as lender. The loan agreement provides for an unsecured, non-revolving credit facility in an aggregate principal amount of up to $10 million. All loans under the loan agreement are due within five business days after request by Ault & Company. Ault & Company is not obligated to make any further advances under the loan agreement after December 8, 2023. Advances under the loan agreement bear interest at the rate of 9.5% per annum and may be repaid at any time without penalty or premium. As of September 30, 2023, $4.6 million has been advanced under the loan agreement.

In August 2023, Ault & Company assumed $11.6 million of secured promissory notes previously issued by the Company for which the Company has issued term notes to Ault & Company in the same amount. One term note has a principal amount of $1.1 million and bears interest at 12% and the second term note has a principal amount of $10.5 million and bears interest at 10%.

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest expense, related party	$287,000	$-	$292,000	$-

21. CONVERTIBLE NOTES

Convertible notes payable at September 30, 2023 and December 31, 2022, were comprised of the following:

	Conversion price per share	Interest rate	Due date	September 30, 2023	December 31, 2022
Convertible promissory note	$4.00	4%	May 10, 2024	$-	$660,000
Convertible promissory note - OID only	90% of 5-day VWAP	OID Only	September 28, 2024	2,200,000	-
AVLP convertible promissory notes	$0.35 (AVLP stock)	7%	August 22, 2025	9,911,000	9,911,000
GIGA senior secured convertible notes - in default	$0.25 (GIGA stock)	18%	October 11, 2023	2,317,000	-
ROI senior secured convertible notes	$3.28 (ROI stock)	OID Only	April 27, 2024	6,875,000	-
Fair value of embedded conversion options				528,000	2,316,000
Total convertible notes payable				$21,831,000	$12,887,000
Less: unamortized debt discounts				(3,777,000)	(111,000)
Total convertible notes payable, net of financing cost, long term				$18,054,000	$12,776,000
Less: current portion				(8,601,000)	(1,325,000)
Convertible notes payable, net of financing cost – long-term portion				$9,453,000	$11,451,000

The contractual maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of September 30, 2023 were:

Year	Principal
2023	$2,317,000
2024	9,075,000
2025	10,439,000
$21,831,000

Significant inputs associated with the embedded conversion options include:

	September 30, 2023	December 31, 2022	At Inception
Contractual term in years	0.6 – 2.0	2.7	1.0
Volatility	75% – 140%	82%	111%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.6% – 5.3%	4.0%	3.5%

Activity related to the embedded conversion option derivative liabilities for the nine months ended September 30, 2023 was as follows:

Balance as of December 31, 2022	$2,316,000
Fair value of embedded conversion options issued	1,652,000
Change in fair value	(3,440,000)
Ending balance as of September 30, 2023	$528,000

22. COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2023, the Company had accrued $4.4 million as a loss contingency related to litigation matters.

23. STOCKHOLDERS’ EQUITY

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

2022 Preferred ATM Offering

On June 14, 2022, the Company entered into an At-The-Market sales agreement with Ascendiant Capital under which it may sell, from time to time, shares of its Series D Preferred Stock for aggregate gross proceeds of up to $46.4 million (the “2022 Preferred ATM Offering”). During the nine months ended September 30, 2023, the Company sold an aggregate of 252,359 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for net proceeds of $2.9 million. Effective June 16, 2023, the 2022 Preferred ATM Offering was terminated.

2023 ATM Offering – Common Stock

On June 9, 2023, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $10 million from time to time, through an “at the market offering” program (the “2023 Common ATM Offering”). On July 13, 2023 and September 8, 2023, the sales agreement was amended increasing the size of the 2023 ATM Offering to $20 million and $50 million, respectively. During the nine months ended September 30, 2023, the Company sold an aggregate of 10.8 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $21.2 million.

Issuance of Common Stock Upon Conversion of Preferred Stock

During the nine months ended September 30, 2023, the Investors converted 1,000 shares of Series F Preferred Stock and 6,756 shares of Series G Preferred Stock into an aggregate of 143,402 shares of the Company’s common stock. A loss on extinguishment of $0.3 million was recognized on the issuance of common stock based on the fair value of the Company’s common stock at the date of the conversions.

Issuance of Common Stock for Restricted Stock Awards

During the nine months ended September 30, 2023, the Company issued 4,974 shares of common stock upon vesting of restricted stock awards.

Proceeds from Subsidiaries’ Sale of Stock to Non-Controlling Interests

During the nine months ended September 30, 2023, SMC and ROI sold an aggregate of $2.3 million of common stock pursuant to their respective at-the-market issuance sales agreements.

24. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes. The Company’s effective tax rate (“ETR”) from continuing operations was (2.0%) and 1.8% for the three months ended September 30, 2023 and 2022, respectively, and 0.4% and 0.6% for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded income tax (benefit) provision of ($0.6) million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

25. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at September 30, 2023 and 2022:

	September 30,
	2023	2022
Stock options	19,000	21,000
Restricted stock grants	-	7,000
Warrants	52,000	62,000
Convertible notes	-	1,000
Total	71,000	91,000

26. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of September 30, 2023 and six as of September 30, 2022; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three and nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	GIGA	TurnOn Green	Fintech	Sentinum	Ault Disruptive	SMC	Energy	ROI	Holding Co.	Total
Revenue	$27,723,000	$2,766,000	$-	$1,116,000	$-	$21,939,000	$987,000	$63,000	$-	$54,594,000
Revenue, cryptocurrency mining	-	-	-	23,273,000	-	-	-	-	-	23,273,000
Revenue, lending and trading activities	-	-	4,337,000	-	-	-	-	-	-	4,337,000
Revenue, crane operations	-	-	-	-	-	-	37,726,000	-	-	37,726,000
Total revenues	$27,723,000	$2,766,000	$4,337,000	$24,389,000	$-	$21,939,000	$38,713,000	$63,000	$-	$119,930,000

Depreciation and amortization expense	$852,000	$68,000	$-	$14,362,000	$-	$779,000	$3,053,000	$152,000	$1,542,000	$20,808,000

Income (loss) from operations	$(5,620,000)	$(4,067,000)	$1,091,000	$(4,363,000)	$(1,052,000)	$(4,598,000)	$(30,216,000)	$(33,590,000)	$(20,012,000)	$(102,427,000)

Capital expenditures for the nine months ended September 30, 2023	$410,000	$131,000	$-	$1,426,000	$-	$383,000	$12,471,000	$407,000	$2,906,000	$18,134,000

Segment identifiable assets as of September 30, 2023	$36,917,000	$5,461,000	$24,727,000	$63,327,000	$2,465,000	$36,653,000	$73,447,000	$10,939,000	$25,924,000	279,860,000
Assets of discontinued operations										98,596,000
Total identifiable assets as of September 30, 2023										$378,456,000

	Three Months Ended September 30, 2023
	GIGA	TurnOn Green	Fintech	Sentinum	Ault Disruptive	SMC	Energy	ROI	Holding Co.	Total
Revenue	$10,275,000	$1,166,000	$-	$333,000	$-	$15,931,000	$441,000	$18,000	$-	$28,164,000
Revenue, cryptocurrency mining	-	-	-	7,558,000	-	-	-	-	-	7,558,000
Revenue, lending and trading activities	-	-	(249,000)	-	-	-	-	-	-	(249,000)
Revenue, crane operations	-	-	-	-	-	-	12,490,000	-	-	12,490,000
Total revenues	$10,275,000	$1,166,000	$(249,000)	$7,891,000	$-	$15,931,000	$12,931,000	$18,000	$-	$47,963,000

Depreciation and amortization expense	$286,000	$24,000	$-	$5,792,000	$-	$338,000	$1,073,000	$32,000	$514,000	$8,059,000

Income (loss) from operations	$(503,000)	$(1,498,000)	$(1,039,000)	$(2,661,000)	$(214,000)	$181,000	$2,505,000	$(13,315,000)	$(5,359,000)	$(21,903,000)

Capital expenditures for the three months ended September 30, 2023	$275,000	$121,000	$-	$261,000	$-	$199,000	$11,135,000	$-	$314,000	$12,305,000

Identifiable assets as of September 30, 2023	$36,917,000	$5,461,000	$24,727,000	$63,327,000	$2,465,000	$36,653,000	$73,447,000	$10,939,000	$25,924,000	279,860,000
Assets of discontinued operations										98,596,000
Total identifiable assets as of September 30, 2023										$378,456,000

Segment information for the three and nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	GIGA	TurnOn Green	Fintech	Sentinum	Ault Disruptive	SMC	Holding Company	Total
Revenue	$21,530,000	$3,853,000	$220,000	$822,000	$-	$17,114,000	$-	$43,539,000
Revenue, cryptocurrency mining	-	-	-	11,398,000	-	-	-	11,398,000
Revenue, lending and trading activities	-	-	32,224,000	-	-	-	-	32,224,000
Total revenues	$21,530,000	$3,853,000	$32,444,000	$12,220,000	$-	$17,114,000	$-	$87,161,000

Depreciation and amortization expense	$1,259,000	$403,000	$240,000	$6,949,000	$-	$166,000	$474,000	$9,491,000

Income (loss) from operations	$(1,881,000)	$(2,577,000)	$4,212,000	$(8,139,000)	$(1,100,000)	$597,000	$(19,262,000)	$(28,150,000)

Capital expenditures for the nine months ended September 30, 2022	$612,000	$176,000	$1,739,000	$77,299,000	$-	$66,000	$166,000	$80,058,000

	Three Months Ended September 30, 2022
	GIGA	TurnOn Green	Fintech	Sentinum	Ault Disruptive	SMC	Holding Company	Total
Revenue	$7,781,000	$1,662,000	$201,000	$273,000	$-	$17,114,000	$-	$27,031,000
Revenue, cryptocurrency mining	-	-	-	3,874,000	-	-	-	3,874,000
Revenue, lending and trading activities	-	-	13,360,000	-	-	-	-	13,360,000
Total revenues	$7,781,000	$1,662,000	$13,561,000	$4,147,000	$-	$17,114,000	$-	$44,265,000

Depreciation and amortization expense	$740,000	$393,000	$172,000	$2,809,000	$-	$166,000	$(264,000)	$4,016,000

Income (loss) from operations	$(661,000)	$(957,000)	$3,786,000	$(4,322,000)	$(314,000)	$597,000	$(5,138,000)	$(7,009,000)

Capital expenditures for the three months ended September 30, 2022	$327,000	$51,000	$890,000	$5,915,000	$-	$66,000	$47,000	$7,296,000

27. CONCENTRATIONS OF CREDIT AND REVENUE RISK

The following table summarizes accounts receivable that are concentrated with certain large customers as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Customer A	*	13%
Customer B	18%	14%

The following table provides the percentage of total revenues attributable to customers from which 10% or more of total revenues are derived:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Customer V (Mining Pool Operator)	*	*	10%	*
Customer W (Mining Pool Operator)	13%	*	*	*
Customer X	12%	17%	*	*
Customer Y	*	11%	*	*
Customer Z	*	*	*	10%

*	Less than 10%

28. SUBSEQUENT EVENTS

2023 Common ATM Offering

During the period between October 1, 2023 through November 17, 2023, the Company sold an aggregate of 54.2 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $10.0 million.

Note Conversions

In October 2023, an investor converted $0.5 million in principal of a convertible note into 2.1 million shares of the Company’s common stock.

Senior Secured Convertible Note, Related Party

On October 13, 2023 (the “Closing Date”), the Company entered into a note purchase agreement with Ault & Company, pursuant to which the Company sold to the Purchaser (i) a senior secured convertible promissory note in the principal face amount of $17,519,832 (the “Note”) and warrants (the “Warrants”) to purchase shares of the Company’s common stock for a total purchase price of up to $17,519,832 (the “Transaction”).

The purchase price was comprised of the following: (i) cancellation of $4.6 million of cash loaned by Ault & Company to the Company since June 8, 2023 pursuant to the loan agreement; (ii) cancellation of $11.6 million of term loans made by the Company to Ault & Company in exchange for Ault & Company assuming liability for the payment of $11.6 million of secured notes; and (iii) the retirement of $1.25 million stated value of 125,000 shares of the Company’s Series B Convertible Preferred Stock (representing all shares issued and outstanding of that series) being transferred from Ault & Company to the Company.

The Note has a principal face amount of $17,519,832 and has a maturity date of October 12, 2028 (the “Maturity Date”). The Note bears interest at the rate of 10% per annum. Interest is payable, at the Purchaser’s option, in cash or shares of Common Stock at the applicable Conversion Price (as defined below). Accrued interest is payable on the Maturity Date, provided, however, that Ault & Company has the option, on not less than 10 calendar days’ notice to the Company, to require payment of accrued but unpaid interest on a monthly basis in arrears.

The Note is convertible into shares of common stock at a conversion price equal to the greater of (i) $0.10 per share (the “Floor Price”), and (ii) the lesser of (A) $0.2952 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The Warrants grant Ault & Company the right to purchase 47,685,988 shares of common stock. The Warrants have a five-year term, expiring on the fifth anniversary of the Closing Date, and become exercisable on the first business day after the six-month anniversary of the Closing Date. The exercise price of the Warrants is $0.1837, which is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events.

In addition, the Company and various subsidiaries of the Company granted Ault & Company a senior security interest in substantially all of their assets as collateral for the repayment of the Note, which is subordinated to the security interest granted to the holders of the outstanding secured promissory notes.

Series C Preferred Purchase Agreement, Related Party

On November 6, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Ault & Company, pursuant to which the Company agreed to sell to Ault & Company up to 50,000 shares of Series C convertible preferred stock and warrants to purchase up to 370 million shares of common stock for a total purchase price of up to $50 million, of which up to $17.5 million of the Note may be tendered for cancellation. The consummation of the transactions contemplated by the SPA, specifically the conversion of the Series C convertible preferred stock and the exercise of the warrants in an aggregate number in excess of 19.99% on the execution date of the Agreement, are subject to various customary closing conditions as well as regulatory and stockholder approval. In addition to customary closing conditions, the closing of the financing is also conditioned upon the receipt by Ault & Company of financing to consummate the transaction. The SPA contains customary termination provisions for Ault & Company under certain circumstances, and the Agreement shall automatically terminate if the closing has not occurred prior to December 29, 2023, although such date may be extended by Ault & Company for a period of 90 days as set forth in the SPA.

Series D Preferred Purchase Agreement, Related Party

On November 15, 2023, the Company purchased from ROI 603.44 shares of ROI’s newly designated Series D Convertible Preferred Stock for a total purchase price of $15.1 million. The purchase price was paid by the cancellation of $15.1 million of cash advances made by the Company to ROI between January 1, 2023 and November 9, 2023. The preferred shares each have a stated value of $25,000 per share and each preferred share is convertible into a number of shares of ROI’s common stock determined by dividing the stated value by $0.51, or an aggregate of 29.6 million shares of ROI common stock, subject to adjustment in the event of an issuance of ROI common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events. The preferred shares holders are entitled to receive dividends at a rate of 10% per annum from issuance until November 14, 2033.

In addition, for as long as at least 25% of the Preferred Shares remain outstanding, ROI must obtain from the Company consent with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further ROI is subject to certain negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations.

Payment of Related Party Advances

On October 5, 2023, William B. Horne, the Company’s Chief Executive Officer, loaned the Company $262,500, including a $12,500 original issue discount. On October 12, 2023, the loan was repaid.

On October 10, 2023, ROI repaid $52,000 of advances payable to Mr. Horne, the Company’s Chief Executive Officer and director of ROI.

Eco Pack Acquisition

On November 10, 2023, the Company’s wholly owned subsidiary, Eco Pack Technologies, Inc., completed the acquisition of an 80% ownership interest in Eco Pack Technologies Limited, a company incorporated in England and Wales. As of the closing date, the total consideration paid amounted to $0.8 million. Additionally, the Company is committed to providing approximately $2.5 million in further funding over the next two years.

Deficiency Letter from the NYSE American

On November 13, 2023, the Company received a deficiency letter (the “Letter”) from the NYSE American LLC (the “NYSE American” or the “Exchange”) indicating that the Company is not in compliance with the Exchange’s continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”) because the shares of common stock of the Company (the “Common Stock”) for a substantial period of time have been selling at a low price per share, which the Exchange determined to be a 30-trading day average price of less than $0.20 per share. The Letter has no immediate effect on the listing or trading of the Company’s Common Stock and the Common Stock will continue to trade on the NYSE American under the symbol “AULT”. Additionally, the Letter does not result in the immediate delisting of the Common Stock from the NYSE American.

Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that the Company’s continued listing is predicated on it demonstrating sustained price improvement within a reasonable period of time or effecting a reverse stock split of its common stock, which the staff determined to be no later than May 13, 2024. The Company intends to regain compliance with the NYSE American’s continued listing standards by undertaking a measure or measures that are in the best interests of the Company and its stockholders.

The Company intends to closely monitor the price of its common stock and consider available options if the Common Stock does not trade at a consistent level likely to result in the Company regaining compliance by May 13, 2024. The Company’s receipt of the Letter does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission. The Company is actively engaged in discussions with the Exchange and is developing plans to regain compliance with the NYSE American’s continued listing standards within the cure period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “AAI,” “we,” “us” and “our” refer to Ault Alliance, Inc., a Delaware corporation. AAI is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through our wholly and majority owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin and offer colocation and hosting services for the emerging artificial intelligence ecosystems and other industries, and provide mission-critical products that support a diverse range of industries, including metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. In addition, we own and operate hotels and extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

Recent Events and Developments

On January 23, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to our Series C convertible redeemable preferred stock (“Series C Preferred Stock”) which, effective upon filing, eliminated the Series C Preferred Stock.

On February 8, 2023, we entered into a Share Exchange Agreement (the “Agreement”) with ROI and the other signatories thereto. The Agreement provides that, subject to the terms and conditions set forth therein, ROI will acquire all of the outstanding shares of capital stock of our then subsidiary, BitNile.com, Inc. (“BitNile.com”), of which we owned approximately 86%, and the remaining 14% was owned by minority shareholders (the “Minority Shareholders”), as well as Ault Iconic, (formerly Ault Media Group) and the securities of Earnity beneficially owned by BitNile.com (which represented approximately 19.9% of the outstanding equity securities of Earnity as of the date of the Agreement), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of ROI to be issued to our company (the “Series B Preferred”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of ROI to be issued to the to the Minority Shareholders (the “Series C Preferred,” and together with the Series B Preferred, the “Preferred Stock”). The Series B Preferred and the Series C Preferred each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of the Preferred Stock to be issued by ROI of $100 million, and subject to adjustment, are convertible into an aggregate of 13.3 million shares of common stock of ROI (the “ROI Common Stock”). ROI received approval of the Series A Convertible Preferred Stock transaction by its’s shareholders and the Nasdaq Stock Market to exceed the 19.9% beneficial ownership limitation.

Pursuant to the Certificates of Designations of the Rights, Preferences and Limitations of the Series B Preferred and the Series C Preferred (collectively, the “Preferred Stock Certificates”), each share of Preferred Stock will be convertible into a number of shares of ROI Common Stock determined by dividing the Stated Value by $7.50 (the “Conversion Price”), or 1,333 shares of ROI Common Stock. The Conversion Price will be subject to certain adjustments, including potential downward adjustment if ROI closes a qualified financing resulting in at least $25 million in gross proceeds at a price per share that is lower than the Conversion Price then in effect. The holders of Preferred Stock will be entitled to receive dividends at a rate of 5% of the Stated Value per annum from issuance until February 7, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable in additional shares of Preferred Stock rather than cash, and thereafter dividends will be payable in either additional shares of Preferred Stock or cash as each holder may elect. If ROI fails to make a dividend payment as required by the Preferred Stock Certificates, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Preferred Stock will also have an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of ROI, and will rank senior to all other capital stock of ROI with respect thereto, except that the Series B Preferred and Series C Preferred shall rank pari passu. Each share of Series B Preferred was originally entitled to vote with the ROI Common Stock at a rate of 10 votes per share of Common Stock into which the Series B Preferred is convertible, but that provision was subsequently eliminated. Other than certain rights granted to the Company relating to amendments or waiver of various negative covenants, the terms, rights, preferences and limitations of the Preferred Stock Certificates are essentially identical. The Agreement closed on March 6, 2023.

On March 28, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain sophisticated investors (the “Investors”), pursuant to which we agreed to issue and sell, in a private placement, an aggregate of 100,000 shares of our preferred stock, with each such share having a stated value of $100.00 and consisting of (i) 83,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”), (ii) 1,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and (iii) 16,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock” and collectively, the “Preferred Shares”).

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

On June 26, 2023, we established a record date for our initial distribution of TurnOnGreen securities. Stockholders as of this date were entitled to 40 shares of TurnOnGreen common stock, along with warrants to purchase 40 shares of TurnOnGreen common stock (the “TurnOnGreen Securities”) for every share of our common stock they held on the record date. The initial distribution was finalized in July 2023. We distributed 58.7 million TurnOnGreen Securities in the first distribution.

On July 24, 2023, we established a record date for our second partial distribution of TurnOnGreen Securities. Stockholders as of this date were entitled to 15 shares of TurnOnGreen Securities for every share of the Company’s common stock they held on the record date. The second distribution was finalized on August 7, 2023, whereby we relinquished control of voting interests of TurnOnGreen. We distributed 56.4 million TurnOnGreen Securities in the second distribution.

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

On October 13, 2023 (the “Closing Date”), we entered into a note purchase agreement with Ault & Company, pursuant to which we sold to the Purchaser (i) a senior secured convertible promissory note in the principal face amount of $17.5 million (the “Note”) and warrants (the “Warrants”) to purchase shares of our common stock for a total purchase price of up to $17.5 million (the “Transaction”).

The purchase price was comprised of the following: (i) cancellation of $4.6 million of cash loaned by Ault & Company to us since June 8, 2023 pursuant to the loan agreement; (ii) cancellation of $11.6 million of term loans made by us to Ault & Company in exchange for Ault & Company assuming liability for the payment of $11.6 million of secured notes; and (iii) the retirement of $1.25 million stated value of 125,000 shares of our Series B Convertible Preferred Stock (representing all shares issued and outstanding of that series) being transferred from Ault & Company to us.

The Note has a principal face amount of $17.5 million and has a maturity date of October 12, 2028 (the “Maturity Date”). The Note bears interest at the rate of 10% per annum. Interest is payable, at the Purchaser’s option, in cash or shares of Common Stock at the applicable Conversion Price (as defined below). Accrued interest is payable on the Maturity Date, provided, however, that Ault & Company has the option, on not less than 10 calendar days’ notice to us, to require payment of accrued but unpaid interest on a monthly basis in arrears.

The Note is convertible into shares of common stock at a conversion price equal to the greater of (i) $0.10 per share (the “Floor Price”), and (ii) the lesser of (A) $0.2952 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The Warrants grant Ault & Company the right to purchase 47,685,988 shares of common stock. The Warrants have a five-year term, expiring on the fifth anniversary of the Closing Date, and become exercisable on the first business day after the six-month anniversary of the Closing Date. The exercise price of the Warrants is $0.1837, which is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events.

In addition, we and various of our subsidiaries granted Ault & Company a senior security interest in substantially all of our assets as collateral for the repayment of the Note, which is subordinated to the security interest granted to the holders of the outstanding secured promissory notes.

On November 6, 2023, we entered into a securities purchase agreement (the “SPA”) with Ault & Company, pursuant to which we agreed to sell to Ault & Company up to 50,000 shares of Series C convertible preferred stock and warrants to purchase up to 370 million shares of common stock for a total purchase price of up to $50 million, of which up to $17.5 million of the Note may be tendered for cancellation. The consummation of the transactions contemplated by the SPA, specifically the conversion of the Series C convertible preferred stock and the exercise of the warrants in an aggregate number in excess of 19.99% on the execution date of the Agreement, are subject to various customary closing conditions as well as regulatory and stockholder approval. In addition to customary closing conditions, the closing of the financing is also conditioned upon the receipt by Ault & Company of financing to consummate the transaction. The SPA contains customary termination provisions for Ault & Company under certain circumstances, and the Agreement shall automatically terminate if the closing has not occurred prior to December 29, 2023, although such date may be extended by Ault & Company for a period of 90 days as set forth in the SPA.

On November 15, 2023, we purchased from ROI 603.44 shares of ROI’s newly designated Series D Convertible Preferred Stock for a total purchase price of $15.1 million. The purchase price was paid by the cancellation of $15.1 million of cash advances made by us to ROI between January 1, 2023 and November 9, 2023. The preferred shares each have a stated value of $25,000 per share and each preferred share is convertible into a number of shares of ROI’s common stock determined by dividing the stated value by $0.51, or an aggregate of 29.6 million shares of ROI common stock, subject to adjustment in the event of an issuance of ROI common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events. The preferred shares holders are entitled to receive dividends at a rate of 10% per annum from issuance until November 14, 2033. In addition, for as long as at least 25% of the Preferred Shares remain outstanding, ROI must obtain our consent with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further ROI is subject to certain negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations.

Presentation of AGREE as Discontinued Operations

In September 2023, we committed to a plan for our wholly owned subsidiary AGREE to list for sale its four recently renovated Midwest hotels, the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford. The decision to sell the hotels follows the decision to also list the multifamily development site in St. Petersburg, Florida and is driven by our desire to focus on our core businesses, Energy, Fintech and Sentinum. We plan to use the proceeds from the sales of the hotel properties to pay off debt and commit more capital to our core businesses. Our real estate properties, which include both hotels and land are currently listed for sale.

In connection with the planned sale of AGREE assets, we concluded that the net assets of AGREE met the criteria for classification as held for sale. In addition, the proposed sale represents a strategic shift that will have a major effect on our operations and financial results. As a result, we have presented the results of operations, cash flows and financial position of AGREE as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
	2023	2022

Revenue	$28,164,000	$27,031,000
Revenue, cryptocurrency mining	7,558,000	3,874,000
Revenue, crane operations	12,490,000	-
Revenue, lending and trading activities	(249,000)	13,360,000
Total revenue	47,963,000	44,265,000
Cost of revenue, products	20,425,000	20,193,000
Cost of revenue, cryptocurrency mining	10,228,000	5,255,000
Cost of revenue, crane operations	7,642,000	-
Total cost of revenue	38,295,000	25,448,000
Gross profit	9,668,000	18,817,000
Total operating expenses	31,571,000	25,826,000
Loss from operations	(21,903,000)	(7,009,000)
Other income (expense):
Interest and other income	309,000	725,000
Interest expense	(4,414,000)	(2,367,000)
Loss on extinguishment of debt	(1,546,000)	-
Realized and unrealized gain on marketable securities	74,000	709,000
Loss on the sale of fixed assets	(33,000)	-
Change in fair value of warrant liability	(562,000)	(3,000)
Total other expense, net	(6,172,000)	(936,000)
Loss before income taxes	(28,075,000)	(7,945,000)
Income tax (benefit) provision	(565,000)	144,000
Net loss from continuing operations	(27,510,000)	(8,089,000)
Net income (loss) from discontinued operations	(929,000)	93,000
Net loss	(28,439,000)	(7,996,000)
Net loss attributable to non-controlling interest	6,668,000	725,000
Net loss attributable to Ault Alliance, Inc.	(21,771,000)	(7,271,000)
Preferred dividends	(413,000)	(190,000)
Net loss available to common stockholders	$(22,184,000)	$(7,461,000)
Comprehensive loss
Net loss available to common stockholders	$(22,184,000)	$(7,461,000)
Other comprehensive loss
Foreign currency translation adjustment	(651,000)	306,000
Other comprehensive loss	(651,000)	306,000
Total comprehensive loss	$(22,835,000)	$(7,155,000)

Revenues

Revenues by segment for the three months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		Increase
	2023	2022	(Decrease)%
GIGA	$10,275,000	$7,781,000	$2,493,000	32%
TurnOnGreen	1,166,000	1,662,000	(496,000)	-30%
SMC	15,931,000	17,114,000	(1,183,000)	-7%
Sentinum
Revenue, cryptocurrency mining	7,558,000	3,874,000	3,684,000	95%
Revenue, commercial real estate leases	333,000	273,000	61,000	22%
Fintech:
Revenue, lending and trading activities	(249,000)	13,360,000	(13,609,000)	-102%
Other	18,000	201,000	(183,000)	-91%
Energy	12,931,000	-	12,931,000	—
Total revenue	$47,963,000	$44,265,000	$3,698,000	8%

GIGA

GIGA revenues were up $2.5 million for the three months ended September 30, 2023, including $0.4 million growth attributable to our acquisition of Giga-tronics Incorporated on September 8, 2022. Continued conflicts and tensions worldwide are driving defense-related investments in force protection technologies at GIGA across the United States, U.K., Europe, Asia, and the Middle East. Additionally, demand for key electronics solutions, particularly for customers in medicine and telecommunications, accelerated in the three months ended September 30, 2023.

TurnOnGreen

TurnOnGreen revenues were down $0.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 due to the cancellation of large projects that contributed to revenue in 2022.

SMC

SMC revenues decreased by $1.2 million primarily due to timing of shipments to a large customer.

Sentinum

Revenues from Sentinum’s cryptocurrency mining operations increased $3.7 million as we increased our cryptocurrency mining activities from the prior period, and further increased by a 32% increase in the average Bitcoin price, partially offset an 84% increase in the average Bitcoin mining difficulty level in the current year period.

Fintech

Revenues from our lending and trading activities were negative $0.2 million. Revenue from lending and trading activities for the three months ended September 30, 2023 included an approximate $3.0 million unrealized losses from our investment in Alzamend, partially offset by realized gains from our investment portfolio for the three months ended September 30, 2023. During the three months ended September 30, 2022, Ault Lending generated income from appreciation of investments in marketable securities as well as shares of common stock underlying equity securities issued to Ault Lending in certain financing transactions. Ault Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities for the three months ended September 30, 2023 included net losses on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Energy

Energy revenues increased by $12.9 million for the three months ended September 30, 2023, due to the acquisition of the Circle 8 crane operations in December 2022.

Gross Margins

Gross margins decreased to 20% for the three months ended September 30, 2023, compared to 43% for the three months ended September 30, 2022. Our gross margins of 21% recognized during the three months ended September 30, 2023 were negatively impacted by unfavorable margins from our lending and trading activities and negative margins from our Sentinum cryptocurrency mining segment due to the significant increase in Bitcoin mining difficulty level. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the three months ended September 30, 2023 and 2022 would have been 31% and 25%, respectively.

Research and Development

Research and development expenses increased by $1.2 million for the three months ended September 30, 2023, due to expenditures related to development work on ROI’s BitNile metaverse platform.

Selling and Marketing

Selling and marketing expenses were $8.0 million for the three months ended September 30, 2023, compared to $7.4 million for the three months ended September 30, 2022, an increase of $0.6 million, or 8%. The increase was primarily the result of higher advertising and promotion costs related to ROI’s BitNile metaverse platform, partially offset by a decline in employee related costs and consulting expenses.

General and Administrative

General and administrative expenses were $17.8 million for the three months ended September 30, 2023, compared to $15.4 million for the three months ended September 30, 2022, an increase of $2.4 million, or 16%. General and administrative expenses increased from the comparative prior period, mainly due to increases from new acquisitions:

•	general and administrative costs of $2.2 million from ROI, which was acquired in March 2023;
•	general and administrative costs of $2.0 million from Circle 8, which was acquired in December 2022; and
•	general and administrative costs of $0.7 million from GIGA, which was acquired in September 2022.

The increases above were partially offset by a $2.4 million decrease performance bonus related to realized gains on trading activities.

Impairment of Property and Equipment

During the three months ended September 30, 2023, we recognized an impairment charge of $3.9 million related to property and equipment at ROI’s Agora and Bitstream Bitcoin mining operations as they have been unable to commence Bitcoin mining operations, either for themselves or from others through hosting arrangements.

Impairment of Deposit Due to Vendor Bankruptcy Filing

During the three months ended September 30, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”), filed for chapter 11 bankruptcy protection. We had a deposit of approximately $2.0 million with Compute North for services yet to be performed by Compute North. We assessed this financial exposure and recorded an impairment of the deposit totaling $2.0 million during the three months ended September 30, 2022.

Impairment of Mined Cryptocurrency

Impairment of mined cryptocurrency for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.5 million, respectively. Impairment losses are attributable to the volatility of the Bitcoin market as market price of Bitcoin drops below our carrying value within the respective periods. The impairment of mined cryptocurrency for the three months ended September 30, 2023 is lower than the comparable prior year period as the average amount of digital currency held decreased during the three months ended September 30, 2023 as we generally sold our mined digital currency the next business day.

Other Expense, Net

Other expense, net was $6.2 million for the three months ended September 30, 2023, compared to $0.9 million for the three months ended September 30, 2022.

Interest and other income was $0.3 million for the three months ended September 30, 2023, compared to $0.7 million for the three months ended September 30, 2022. The decrease in interest and other income is primarily due to the decline in ADRT’s cash and marketable securities held in the trust account as a result of redemptions that occurred in June 2023.

Interest expense was $4.4 million for the three months ended September 30, 2023, compared to $2.4 million for the three months ended September 30, 2022. Interest expense increased due to higher levels of borrowing during the three months ended September 30, 2023 as compared to the three months ended September 30, 2023. Interest expense for the three months ended September 30, 2023 included contractual interest of $3.3 million, amortization of debt discount of $0.6 million, and forbearance and extension fees of $0.5 million. Interest expense for the three months ended September 30, 2022 consisted primarily of contractual interest.

The $1.5 million loss on extinguishment of debt for the three months ended September 30, 2023 related to the August 2023 exchange of preferred stock liabilities for secured notes. The preferred stock liabilities were remeasured from their fair value prior to the exchange to the fair value of the secured notes at the date of the exchange.

Income Tax (Benefit) Provision

Benefit from income taxes was $0.6 million during the three months ended September 30, 2023 compared to a provision of $0.1 million during the three months ended September 30, 2022. The effective income tax benefit rate was 2.0% for the three months ended September 30, 2023 as compared to a provision of 1.8% for the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022

Revenue	$54,594,000	$43,539,000
Revenue, cryptocurrency mining	23,273,000	11,398,000
Revenue, crane operations	37,726,000	-
Revenue, lending and trading activities	4,337,000	32,224,000
Total revenue	119,930,000	87,161,000
Cost of revenue, products	39,248,000	30,985,000
Cost of revenue, cryptocurrency mining	28,057,000	12,206,000
Cost of revenue, crane operations	22,671,000	-
Cost of revenue, lending and trading activities	1,180,000	-
Total cost of revenue	91,156,000	43,191,000
Gross profit	28,774,000	43,970,000
Total operating expenses	131,201,000	72,120,000
Loss from operations	(102,427,000)	(28,150,000)
Other income (expense):
Interest and other income	3,888,000	1,255,000
Interest expense	(30,537,000)	(32,063,000)
Loss on extinguishment of debt	(1,700,000)	-
Realized and unrealized (loss) gain on marketable securities	(170,000)	1,016,000
Loss from investment in unconsolidated entity	-	(924,000)
Impairment of equity securities	(9,555,000)	-
(Loss) gain on the sale of fixed assets	2,728,000	-
Change in fair value of warrant liability	2,655,000	(27,000)
Total other expense, net	(32,691,000)	(30,743,000)
Loss before income taxes	(135,118,000)	(58,893,000)
Income tax provision	540,000	361,000
Net loss from continuing operations	(135,658,000)	(59,254,000)
Net income (loss) from discontinued operations	(5,862,000)	(3,614,000)
Net loss	(141,520,000)	(62,868,000)
Net loss attributable to non-controlling interest	10,420,000	1,061,000
Net loss attributable to Ault Alliance, Inc.	(131,100,000)	(61,807,000)
Preferred dividends	(963,000)	(239,000)
Net loss available to common stockholders	$(132,063,000)	$(62,046,000)
Comprehensive loss
Net loss available to common stockholders	$(132,063,000)	$(62,046,000)
Other comprehensive loss
Foreign currency translation adjustment	(1,001,000)	(1,452,000)
Other comprehensive loss	(1,001,000)	(1,452,000)
Total comprehensive loss	$(133,064,000)	$(63,498,000)

Revenues

Revenues by segment for the nine months ended September 30, 2023 and 2022 were as follows:

	For the Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)%
GIGA	$27,723,000	$21,530,000	$6,193,000	29%
TurnOnGreen	2,766,000	3,853,000	(1,087,000)	-28%
SMC	21,939,000	17,114,000	4,825,000	28%
Sentinum
Revenue, cryptocurrency mining	23,273,000	11,398,000	11,875,000	104%
Revenue, commercial real estate leases	1,116,000	822,000	294,000	36%
Fintech:
Revenue, lending and trading activities	4,337,000	32,224,000	(27,887,000)	-87%
Other	63,000	220,000	(157,000)	-71%
Energy	38,713,000	-	38,713,000	—
Total revenue	$119,930,000	$87,161,000	$32,769,000	38%

GIGA

The $6.2 million increase in our GIGA segment revenue for the nine months ended September 30, 2023 included $1.6 million attributable to our acquisition of Giga-tronics Incorporated on September 8, 2022. Continued conflicts and tensions worldwide are driving defense-related investments in force protection technologies at GIGA across the United States, UK, Europe, Asia, and the Middle East. Additionally, demand for key electronics solutions, particularly for customers in medicine and telecommunications, accelerated in the nine months ended September 30, 2023.

TurnOnGreen

TurnOnGreen revenues were down $1.1 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due to the cancellation of large projects that contributed to revenue in 2022.

SMC

SMC revenues increased by $4.8 million primarily due to the acquisition of SMC in June 2022.

Sentinum

Revenues from Sentinum’s cryptocurrency mining operations increased $11.9 million as we increased our cryptocurrency mining activities from the prior period, partially offset by 17% lower average Bitcoin prices and a 66% increase in average Bitcoin mining difficulty level in the current year period.

Fintech

Revenues from our lending and trading activities were $4.3 million due to realized gains for the nine months ended September 30, 2023 from our investment portfolio. During the nine months ended September 30, 2022, Ault Lending generated income from realized gains from investments in marketable securities as well as shares of common stock underlying equity securities issued to Ault Lending in certain financing transactions. Revenue from lending and trading activities for the nine months ended September 30, 2023 included an approximate $3.6 million unrealized loss from our investment in Alzamend. Ault Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities for the nine months ended September 30, 2023 included net losses on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Energy

Energy revenues increased by $38.7 million for the nine months ended September 30, 2023, due to the acquisition of the Circle 8 crane operations in December 2022.

Gross Margins

Gross margins decreased to 24% for the nine months ended September 30, 2023, compared to 50% for the nine months ended September 30, 2022. Our gross margins of 24% recognized during the nine months ended September 30, 2023 were impacted by negative margins from our Sentinum cryptocurrency mining segment due to the decline in the price of Bitcoin coupled with an increase in Bitcoin mining difficulty level, offset by favorable margins from our lending and trading activities as compared to other segments. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the nine months ended September 30, 2023 and 2022 would have been 32% and 29%, respectively.

Research and Development

Research and development expenses increased by $3.5 million for the nine months ended September 30, 2023, primarily due to expenditures related to development work on ROI’s BitNile metaverse platform.

Selling and Marketing

Selling and marketing expenses were $26.4 million for the nine months ended September 30, 2023, compared to $20.9 million for the nine months ended September 30, 2022, an increase of $5.5 million, or 26%. The increase was the result of $6.4 million higher advertising and promotion costs related to ROI’s BitNile metaverse platform, partially offset by a $2.6 million decline in employee related costs and consulting expenses. The increase is also attributable to $1.5 million increases in sales and marketing costs from SMC, which was acquired in June 2022.

General and Administrative

General and administrative expenses were $59.5 million for the nine months ended September 30, 2023, compared to $44.4 million for the nine months ended September 30, 2022, an increase of $15.2 million, or 34%. General and administrative expenses increased from the comparative prior period, mainly due to increases from new acquisitions:

•	general and administrative costs of $8.4 million from Circle 8, which was acquired in December 2022;
•	general and administrative costs of $5.3 million from SMC, which was acquired in June 2022;
•	general and administrative costs of $5.3 million from ROI, which was acquired in March 2023;
•	general and administrative costs of $4.3 million from GIGA, which was acquired in September 2022; and
•	general and administrative costs of $1.2 million from AVLP, which was acquired in June 2022.

The increases above were partially offset by the following decreases in general and administrative expenses:

•	$6.5 million lower performance bonus related to realized gains on trading activities; and
•	$2.4 million lower corporate legal fees.

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

The results of the quantitative test indicated the fair value of the AVLP reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $18.6 million carrying amount of AVLP’s goodwill was recognized as a non-cash impairment charge during the nine months ended September 30, 2023.

Intangible Assets

Due to indicators of impairment, AVLP intangible assets were tested for impairment as of June 30, 2023. Based on internally developed forecasts of undiscounted expected future cash flows, it was determined that the carrying amount of the assets were not recoverable and, based on an assessment of the fair value of the assets, impairment of $17.0 million was recognized as a non-cash impairment charge during the nine months ended September 30, 2023.

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

Impairment of Property and Equipment

During the nine months ended September 30, 2023, we recognized an impairment charge of $3.9 million related to property and equipment at ROI’s Agora and Bitstream Bitcoin mining operations as they have been unable to commence Bitcoin mining operations, either for themselves or from others through hosting arrangements.

Impairment of Deposit Due to Vendor Bankruptcy Filing

During the nine months ended September 30, 2022, Compute North filed for chapter 11 bankruptcy protection. We had a deposit of approximately $2.0 million with Compute North for services yet to be performed by Compute North. We assessed this financial exposure and recorded an impairment of the deposit totaling $2.0 million during the nine months ended September 30, 2022.

Impairment of Mined Cryptocurrency

Impairment of mined cryptocurrency for the nine months ended September 30, 2023 and 2022 was $0.4 million and $2.9 million, respectively. Impairment losses are attributable to the volatility of the Bitcoin market as market price of Bitcoin drops below our carrying value within the respective periods. The impairment of mined cryptocurrency for the nine months ended September 30, 2023 is lower than the comparable prior year period as the average amount of digital currency held decreased during the first half of 2023 as we generally sold our mined digital currency the next business day.

Other Expense, Net

Other expense, net was $32.7 million for the nine months ended September 30, 2023, compared to $30.7 million for the nine months ended September 30, 2022.

Interest and other income was $3.9 million for the nine months ended September 30, 2023, compared to $1.3 million for the nine months ended September 30, 2022. The increase in interest and other income is primarily due to higher interest rates resulting in higher income from ADRT’s cash and marketable securities held in the trust account as a result of redemptions that occurred in June 2023.

Interest expense was $30.5 million for the nine months ended September 30, 2023, compared to $32.1 million for the nine months ended September 30, 2022. Interest expense for the nine months ended September 30, 2023 included amortization of debt discount of $18.2 million, forbearance and extension fees of $7.3 million and contractual interest of $5.0 million. Interest expense for the nine months ended September 30, 2022 related primarily to amortization of debt discount of $26.4 million, contractual interest of $4.4 million, and forbearance and extension fees of $1.2 million.

The $1.5 million loss on extinguishment of debt for the nine months ended September 30, 2023 related to the August 2023 exchange of preferred stock liabilities for secured notes. The preferred stock liabilities were remeasured from their fair value prior to the exchange to the fair value of the secured notes at the date of the exchange.

Loss from investment in unconsolidated entity was $0 for the nine months ended September 30, 2023, compared to $0.9 million for the nine months ended September 30, 2022, representing our share of losses from our equity method investment in AVLP prior to the June 1, 2022 acquisition.

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at September 30, 2023 were $9.6 million.

Income Tax Provision

Provision for income taxes was $0.5 million during the three months ended September 30, 2023 compared to a provision of $0.4 million during the nine months ended September 30, 2022. The effective income tax provision rate was 0.4% for the nine months ended September 30, 2023 as compared to a provision of 0.6% for the nine months ended September 30, 2022.

Liquidity and Capital Resources

On September 30, 2023, excluding cash and cash equivalents from discontinued operations, we had cash and cash equivalents of $8.7 million (excluding restricted cash of $1.9 million), compared to cash and cash equivalents of $7.9 million (excluding restricted cash of $0.7 million) at December 31, 2022. The increase in cash and cash equivalents was primarily due to cash provided by operating activities and cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from convertible notes partially offset by the payment of debt, purchases of property and equipment and investments in equity securities.

Net cash used in operating activities totaled $2.2 million for the nine months ended September 30, 2023, compared to net cash provided by operating activities of $21.9 million for the nine months ended September 30, 2022. Cash used in operating activities for the nine months ended September 30, 2023 included $71.2 million net cash provided by marketable securities from trading activities related to the operations of Ault Lending and $21.3 million proceeds from the sale of cryptocurrencies from our Sentinum Bitcoin mining operations, offset by operating losses and changes in working capital. Net cash used in operating activities for the nine months ended September 30, 2023 included $3.6 million cash used in operating activities from discontinued operations.

Net cash used in investing activities was $22.9 million for the nine months ended September 30, 2023, compared to $115.4 million for the nine months ended September 30, 2022, which included $80.1 million of capital expenditures, primarily for Bitcoin mining equipment. Net cash used in investing activities for the nine months ended September 30, 2023 was primarily related to $8.7 million capital expenditures and the $10.7 million purchase of equity securities, partially offset by proceeds from the sale of fixed assets of $4.5 million. Net cash used in investing activities for the nine months ended September 30, 2023 included $6.1 million cash used in investing activities from discontinued operations.

Net cash provided by financing activities was $23.8 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $86.1 million for the nine months ended September 30, 2022, and primarily reflects the following transactions:

•	2022 Common ATM Offering – During the nine months ended September 30, 2023, we sold an aggregate of 0.1 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $4.2 million and effective March 17, 2023, the 2022 Common ATM Offering was terminated;

•	2022 Preferred ATM Offering – During the nine months ended September 30, 2023, we sold an aggregate of 162,175 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for net proceeds of $3.0 million and effective June 16, 2023, the 2022 Preferred ATM Offering was terminated;

•	2023 Common ATM Offering –On June 9, 2023, we entered into the 2023 Common ATM Offering with Ascendiant Capital. During the nine months ended September 30, 2023, we sold an aggregate of 10.8 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $21.2 million;

•	$58.1 million payments on notes payable, partially offset by $40.6 million proceeds from notes payable; and

•	$9.2 million proceeds from convertible notes payable, partially offset by $0.7 million payments on convertible notes payable.

Net provided by financing activities for the nine months ended September 30, 2023 included $5.2 million cash provided by financing activities from discontinued operations.

Financing Transactions Subsequent to September 30, 2023

Financing transactions subsequent to September 30, 2023 included the following:

2023 Common ATM Offering

During the period between October 1, 2023 through November 17, 2023, we sold an aggregate of 54.2 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $10.0 million.

Senior Secured Convertible Note, Related Party

On October 13, 2023 (the “Closing Date”), we entered into a note purchase agreement with Ault & Company, pursuant to which we sold to the Purchaser (i) a senior secured convertible promissory note in the principal face amount of $17.5 million (the “Note”) and warrants (the “Warrants”) to purchase shares of our common stock for a total purchase price of up to $17.5 million (the “Transaction”).

The purchase price was comprised of the following: (i) cancellation of $4.6 million of cash loaned by Ault & Company to us since June 8, 2023 pursuant to the loan agreement; (ii) cancellation of $11.6 million of term loans made by us to Ault & Company in exchange for Ault & Company assuming liability for the payment of $11.6 million of secured notes; and (iii) the retirement of $1.25 million stated value of 125,000 shares of our Series B Convertible Preferred Stock (representing all shares issued and outstanding of that series) being transferred from Ault & Company to us.

The Note has a principal face amount of $17.5 million and has a maturity date of October 12, 2028 (the “Maturity Date”). The Note bears interest at the rate of 10% per annum. Interest is payable, at the Purchaser’s option, in cash or shares of Common Stock at the applicable Conversion Price (as defined below). Accrued interest is payable on the Maturity Date, provided, however, that Ault & Company has the option, on not less than 10 calendar days’ notice to us, to require payment of accrued but unpaid interest on a monthly basis in arrears.

The Note is convertible into shares of common stock at a conversion price equal to the greater of (i) $0.10 per share (the “Floor Price”), and (ii) the lesser of (A) $0.2952 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The Warrants grant Ault & Company the right to purchase 47,685,988 shares of common stock. The Warrants have a five-year term, expiring on the fifth anniversary of the Closing Date, and become exercisable on the first business day after the six-month anniversary of the Closing Date. The exercise price of the Warrants is $0.1837, which is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events.

In addition, we and various of our subsidiaries granted Ault & Company a senior security interest in substantially all of our assets as collateral for the repayment of the Note, which is subordinated to the security interest granted to the holders of the outstanding secured promissory notes.

Series C Preferred Purchase Agreement, Related Party

On November 6, 2023, we entered into a securities purchase agreement (the “SPA”) with Ault & Company, pursuant to which we agreed to sell to Ault & Company up to 50,000 shares of Series C convertible preferred stock and warrants to purchase up to 370 million shares of common stock for a total purchase price of up to $50 million, of which up to $17.5 million of the Note may be tendered for cancellation. The consummation of the transactions contemplated by the SPA, specifically the conversion of the Series C convertible preferred stock and the exercise of the warrants in an aggregate number in excess of 19.99% on the execution date of the Agreement, are subject to various customary closing conditions as well as regulatory and stockholder approval. In addition to customary closing conditions, the closing of the financing is also conditioned upon the receipt by Ault & Company of financing to consummate the transaction. The SPA contains customary termination provisions for Ault & Company under certain circumstances, and the Agreement shall automatically terminate if the closing has not occurred prior to December 29, 2023, although such date may be extended by Ault & Company for a period of 90 days as set forth in the SPA.

Series D Preferred Purchase Agreement, Related Party

On November 15, 2023, we purchased from ROI 603.44 shares of ROI’s newly designated Series D Convertible Preferred Stock for a total purchase price of $15.1 million. The purchase price was paid by the cancellation of $15.1 million of cash advances made by us to ROI between January 1, 2023 and November 9, 2023. The preferred shares each have a stated value of $25,000 per share and each preferred share is convertible into a number of shares of ROI’s common stock determined by dividing the stated value by $0.51, or an aggregate of 29.6 million shares of ROI common stock, subject to adjustment in the event of an issuance of ROI common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events. The preferred shares holders are entitled to receive dividends at a rate of 10% per annum from issuance until November 14, 2033. In addition, for as long as at least 25% of the Preferred Shares remain outstanding, ROI must obtain our consent with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further ROI is subject to certain negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations.

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

The Company evaluates its business relationships with related parties to identify potential VIEs under ASC 810, Consolidation. The Company consolidates VIEs in which it is considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company’s judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of its ownership interest, its representation in the entity’s governance, the size of its investment, estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the joint venture, if applicable.

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the fiscal quarter ended September 30, 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

From July 1, 2023 through September 30, 2023, Ault Alpha LP purchased 147,000 shares of common stock. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2023 – July 31, 2023	147,000	$4.22
August 1, 2023 – August 31, 2023	-	$-
September 1, 2023 – September 30, 2023	-	$-
Total	147,000	$4.22	-	-

From July 1, 2023 through September 30, 2023, Ault Alpha LP purchased 9,500 shares of series D preferred stock. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2023 – July 31, 2023	9,500	$15.50
August 1, 2023 – August 31, 2023	-	$-
September 1, 2023 – September 30, 2023	-	$-
Total	9,500	$15.50	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 15, 2023, we filed the certificate of designation of the Series C convertible preferred stock to be issued pursuant to the SPA entered into with Ault & Company on November 6, 2023. As of the date of this filing, no shares of Series C convertible preferred stock have been issued.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.6	Certificate of Elimination of the Series C convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on January 27, 2023 as Exhibit 3.1 thereto.
3.7	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
3.8	Amended and Restated Bylaws, effective as of November 2, 2021. Incorporated by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.1 thereto.

3.9	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.10	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.11	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.12	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.13	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.14	Certificate of Elimination of the Series E convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series F convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.16	Certificate of Elimination of the Series G convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.17	Certificate of Elimination of the Series C convertible preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on October 12, 2023 as Exhibit 3.1 thereto.
3.18	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, filed November 15, 2023.
10.1	Amendment to At-The-Market Issuance Sales Agreement, dated July 12, 2023, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2023 as Exhibit 10.1 thereto.
10.2	Form of First Amendment and Joinder to Loan and Guarantee Agreement. Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2023 as Exhibit 10.1 thereto.
10.3	Form of Montana Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2023 as Exhibit 10.2 thereto.
10.4	Form of the Circle 8 Pledge. Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2023 as Exhibit 10.3 thereto.
10.5	Form of the Florida Mortgage Amendment. Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2023 as Exhibit 10.4 thereto.
10.6	Form of the Michigan Mortgage Amendment. Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2023 as Exhibit 10.5 thereto.
10.7	Form of Exchange Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 3, 2023 as Exhibit 10.1 thereto.
10.8	Form of Exchange Note. Incorporated by reference to the Current Report on Form 8-K filed on August 3, 2023 as Exhibit 4.1 thereto.
10.9	Form of Amended and Restated Assignment. Incorporated by reference to the Current Report on Form 8-K/A filed on August 16, 2023 as Exhibit 10.2 thereto.
10.10	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on August 3, 2023 as Exhibit 10.3 thereto.
10.11	Form of Investor Agreement. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 10.1 thereto.
10.12	Form of 7.00% Senior Note due 2024. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.1 thereto.

10.13	Form of 8.50% Senior Note due 2026. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.2 thereto.
10.14	Form of 10.50% Senior Note due 2028. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.3 thereto.
10.15	Amendment to At-The-Market Issuance Sales Agreement, dated September 7, 2023, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on September 8, 2023 as Exhibit 10.1 thereto.
10.16	Form of Term Note. Incorporated by reference to the Current Report on Form 8-K filed on September 11, 2023 as Exhibit 4.1 thereto.
10.17	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on September 11, 2023 as Exhibit 10.1 thereto.
10.18	Securities Exchange Agreement, dated September 27, 2023, by and between the Company and the Investor. Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2023 as Exhibit 10.1 thereto.
10.19	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2023 as Exhibit 4.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 20, 2023

AULT ALLIANCE, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

