Form 10-K
period 2023-12-31
Ault Alliance, Inc.
filed 2024-04-16
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.3 million based on the closing sale price as reported on the NYSE American of $118.7151. Shares of the registrant’s common stock held by executive officers, directors or 10% beneficial owners and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 30,065,399 shares of common stock outstanding as of April 15, 2024.

Documents incorporated by reference: None

AULT ALLIANCE, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

•	We will need to raise additional capital to fund our operations in furtherance of our business plan.

•	We have an evolving business model, which increases the complexity of our business.

•	Our Bitcoin mining operations present a number of risks, which are delineated in the Risk Factors section.

•	We are highly reliant on the price of Bitcoin and the level of demand for, and financial performance of, the crypto-currency industry.

•	Our holding company model presents certain additional risks, which are delineated in the Risk factors section.

•	Our growth strategy is subject to a significant degree of risk.

•	We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

•	If we fail to anticipate and adequately respond to rapid technological changes in our industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

•	We are subject to risks related to governmental regulation and enforcement with respect to Bitcoin mining, including:

◦	Regulatory changes or actions may restrict the use of bitcoins or the operation of the Bitcoin network in a manner that adversely affects an investment in our securities;

◦	Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin;

◦	If regulatory changes or interpretations require the regulation of bitcoins under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Act”) by the SEC, we may be required to register and comply with such regulations. To the extent we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. This would likely have a material adverse effect on us and investors may lose their investment; and

◦	Changing environmental regulation and public energy policy may expose our business to new risks.

•	We may be significantly impacted by developments and changes in laws and regulations, including increased regulation of the cryptocurrency industry through legislative action and revised rules and standards applied by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act (“BSA”) and the Investment Company Act.

•	If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from NYSE American.

•	Our common stock price is volatile.

PART I

ITEM 1.	BUSINESS

Company Overview

Ault Alliance, Inc., a Delaware corporation, was incorporated in September 2017 (sometimes referred to as “AAI,” the “Company,” “we” or “us”). Through our wholly and majority-owned subsidiaries and strategic investments, we own and/or operate data centers at which we mine Bitcoin and offer colocation and hosting services for the emerging artificial intelligence (“AI”) ecosystems and other industries, and provide mission-critical products that support a diverse range of industries, including a metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics and textiles. Our direct and indirect wholly owned subsidiaries include (i) Sentinum, Inc. (“Sentinum”), (ii) Alliance Cloud Services, LLC (“ACS”), (iii) BNI Montana, LLC (“BNI Montana”), (iv) Ault Capital Group, Inc. (“Ault Capital”), (v) Ault Lending, LLC (“Ault Lending”), (vii) Ault Global Real Estate Equities, Inc. (“AGREE”), (viii) Ault Disruptive Technologies Company, LLC (“ADTC”), which is the sponsor, Manager and the majority owner of Ault Disruptive Technologies Corporation (“Ault Disruptive”), (ix) Eco Pack Technologies, Inc. (“Eco Pack”), which has a controlling interest in Eco Pack Technologies Limited, (x) Ault Aviation, LLC (“Ault Aviation”) and (xi) Third Avenue Apartments, LLC (“Third Avenue”).

We also have a direct controlling interest in (i) Circle 8 Holdco LLC (“Circle 8 Holdco”), which wholly owns Circle 8 Crane Services, LLC (“Circle 8”), (ii) TurnOnGreen, Inc., formerly known as Imperalis Holding Corp. (“TurnOnGreen”), which wholly owns TOG Technologies, Inc. (“TOG Technologies”) and Digital Power Corporation (“Digital Power”), (iii) Gresham Worldwide, Inc., formerly known as Giga-tronics Incorporated (“GIGA”), which wholly owns Gresham Holdings, Inc., formerly Gresham Worldwide, Inc. (“GWW”), which in turn wholly owns Gresham Power Electronics Ltd. (“Gresham Power”), Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”) and has a controlling interest in Microphase Corporation (“Microphase”) and (iv) Avalanche International Corp. (“Avalanche” or “AVLP”), which does business as MTIX International (“MTIX”). We have minority interests in (i) RiskOn International, Inc., formerly known as BitNile Metaverse, Inc. (“ROI”), which wholly owns BitNile.com, Inc. (“BNC”), RiskOn 360, Inc., formerly known as Ault Iconic, Inc. (“RiskOn 360”), RiskOn Learning, Inc. and GuyCare, Inc. (“GuyCare”) and (ii) The Singing Machine Company, Inc. (“SMC”). We consolidate each of ROI and SMC as variable interest entities.

AAI was founded by Milton C. (Todd) Ault, III, its Executive Chairman, and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman, and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the holding company. The Company’s long-term objective is to maximize per share intrinsic value. All major investment and capital allocation decisions are made for us by Mr. Ault and the Executive Committee.

We have the following reportable segments:

•	AAI directly conducts Fintech, commercial lending and trading through Ault Lending;

•	Sentinum: Bitcoin mining operation and data center operations through ACS;

•	Circle 8: crane rental and lifting solutions provider for oilfield, construction, commercial and infrastructure markets;

•	ROI: operates a software-as-a-service platform called askROI.com, which is a unique, generative AI-driven platform engineered to provide pertinent and unique data insights through integration with business specific data that pushes beyond the conventional uses of existing large language models. ROI also owns 100% of BNC, which operates a metaverse platform and 100% of GuyCare, Inc. which develops products designed to improve men’s health;

•	GIGA: defense solutions with operations conducted by GWW’s subsidiaries Microphase, Enertec, Gresham Power and Relec;

•	TurnOnGreen: commercial electronics solutions with operations conducted by Digital Power, and electric vehicle (“EV”) charging solutions through TOG Technologies;

•	SMC: karaoke audio equipment;

•	AVLP: advanced textiles processing technology; and

•	Ault Disruptive: a special purpose acquisition company.

We operate as a holding company with operations conducted primarily through our subsidiaries, which are described below.

Recent Events and Developments

On February 25, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 ATM Offering”). The offer and sale of shares of common stock from the 2022 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. Through March 13, 2023, we received gross proceeds of approximately $177 million through the sale of 42,382 shares of common stock from the 2022 ATM Offering. The 2022 Sales Agreement has been terminated.

On June 10, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Preferred Sales Agreement”) with Ascendiant to sell shares of our 13.00% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred Shares”) having an aggregate offering price of up to $46.4 million from time to time, through an “at the market offering” program (the “2022 ATM Preferred Offering”). The offer and sale of Series D Preferred Shares from the 2022 ATM Preferred Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. Through June 16, 2023, we received gross proceeds of approximately $3.4 million through the sale of 281,197 Series D Preferred Shares in the 2022 ATM Preferred Offering. The 2022 Preferred Sales Agreement has been terminated.

On November 7, 2022, we and certain of our subsidiaries borrowed $18.9 million of principal amount of term loans (the “Term Loans”) from a group of institutional investors (the “Financing”). The Term Loans matured in 18 months, which may have been extended to 24 months, accrued interest at the rate of 8.5% per annum and were secured by certain of our and certain of our subsidiaries’ assets. Starting in January 2023, the lenders had the right to require us to make monthly payments of $0.6 million, which increased to $1.1 million in November 2023. The Term Loans were issued with an original issue discount of $1.89 million.

The lenders received warrants to purchase 604 shares of our common stock, exercisable for four years at $3,375 per share and warrants to purchase another 604 shares of our common stock, exercisable for four years at $5,625 per share, subject to adjustment.

On July 19, 2023, we along with certain of our subsidiaries entered into a First Amendment and Joinder to Loan and Guarantee Agreement (the “Amendment”) with the institutional investors pursuant to which the (i) Loan and Guarantee Agreement, dated November 7, 2022, entered into between us and the institutional investors (the “Loan Agreement”) and (ii) Security Agreement, dated November 7, 2022, entered into between the institutional investors and Sentinum (the “Security Agreement”) was amended. Pursuant to the Amendment, we borrowed an additional $8.8 million. The net proceeds of the additional loan amount were $7.5 million and the aggregate size of the Term Loans increased from $18.9 million to $24.3 million. The Term Loans were repaid in December 2023.

On December 16, 2022 we entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “December 2022 Investor”) providing for the issuance of a secured promissory note (the “December 2022 Note”) with an aggregate principal face amount of $14,700,000. On December 29, 2022, the Company and the December 2022 Investor entered into an amended and restated amendment to the SPA, pursuant to which the total amount of the financing was increased to $17,456,245 and the Company sold an additional note to a second accredited investor.

Under the SPA, we were obligated to repay, while the December 2022 Note remains outstanding, (i) eighty percent (80%) of the proceeds we may receive from any financing conducted, other than at-the-market offerings and (ii) one hundred percent (100%) of the proceeds we may receive from the sale of marketable securities by Ault Lending. In addition, if Third Avenue Apartments, LLC (“Third Avenue”), our wholly owned subsidiary, sold the property it owns in St. Peterburg, Florida, then we would use the net proceeds from the sale of such property in excess of $10 million, to repay the December 2022 Note. In addition, we agreed to issue 1,547 shares of our common stock to the December 2022 Investor in exchange for the cancellation of all outstanding warrants previously issued to the December 2022 Investor, which warrants were exercisable for 1,547 shares of our common stock.

On January 23, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to our Series C convertible redeemable preferred stock which, effective upon filing, eliminated the Series C convertible redeemable preferred stock.

On February 8, 2023, we entered into a Share Exchange Agreement (the “February 2023 Agreement”) with ROI and the other signatories thereto. The February 2023 Agreement provided that, subject to the terms and conditions set forth therein, ROI would acquire all of the outstanding shares of capital stock of our then subsidiary, BNC, of which we owned approximately 86%, and the remaining 14% was owned by minority shareholders (the “Minority Shareholders”), as well as RiskOn 360, in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of ROI that were issued to our company (the “Series B Preferred”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of ROI that were issued to the to the Minority Shareholders (the “Series C Preferred,” and together with the Series B Preferred, the “Preferred Stock”). The Series B Preferred and the Series C Preferred each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of the Preferred Stock to be issued by ROI, of $100,000,000, and subject to adjustment, are convertible into shares of common stock of ROI. However, pending approval of the transaction by ROI’s shareholders, the Preferred Stock is subject to a 19.9% beneficial ownership limitation, including the Series A Convertible Preferred Stock that we acquired from ROI in June of 2022.

Pursuant to the Certificates of Designations of the Rights, Preferences and Limitations of the Series B Preferred and the Series C Preferred (collectively, the “Preferred Stock Certificates”), each share of Preferred Stock will be convertible into a number of shares of ROI common stock determined by dividing the Stated Value by $0.25 (the “Conversion Price”), or 40,000 shares of ROI common stock. The Conversion Price will be subject to certain adjustments, including potential downward adjustment if ROI closes a qualified financing resulting in at least $25,000,000 in gross proceeds at a price per share that is lower than the Conversion Price then in effect. The holders of Preferred Stock will be entitled to receive dividends at a rate of 5% of the Stated Value per annum from issuance until February 7, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable in additional shares of Preferred Stock rather than cash, and thereafter dividends will be payable in either additional shares of Preferred Stock or cash as each holder may elect. If ROI fails to make a dividend payment as required by the Preferred Stock Certificates, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Preferred Stock will also have an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of ROI, and will rank senior to all other capital stock of ROI with respect thereto, except that the Series B Preferred and Series C Preferred shall rank pari passu. Each share of Series B Preferred was originally entitled to vote with the ROI common stock at a rate of 10 votes per share of common stock into which the Series B Preferred is convertible, but that provision was subsequently eliminated, as were the conventional voting rights of the Series C Preferred. Other than certain rights granted to the Company relating to amendments or waiver of various negative covenants, the terms, rights, preferences and limitations of the Preferred Stock Certificates are essentially identical. The February 2023 Agreement closed on March 6, 2023.

On February 24, 2023, BNI Montana entered into an asset purchase agreement with TypeX, LLC (“TypeX”), to acquire two land lease agreements and two corresponding power purchase agreements in Montana. The lease and power agreements run for a period of 10 years, with a 10-year renewal option. Sentinum is building out and developing fully operational data centers dedicated to Bitcoin mining operations on the properties (the “Montana Facilities”). We anticipate that upon completion, the Montana Facilities will provide up to a combined 20 megawatts of power, enabling up to 6,500 S19j Pro Antminers to operate. The first 10 megawatts of power was connected to the utility electrical network in March 2024. The substations providing power to the Montana Facilities have the ability to handle additional capacity and Sentinum has initiated a load study to determine future capacity and, if economically viable, intends to acquire such additional power capacity. We are redeploying S19j Pro Antminers that are currently mining in our Michigan data center, allowing us to focus on expansion at our Michigan site to support the rapid growth of high-performance computing and AI use cases.

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

On April 20, 2023, Sentinum entered into an amended Master Services Agreement with Core Scientific, Inc. (“Core Scientific”) for hosting services related to the deployment of Bitcoin miners. This agreement provides for the sale of Bitcoin mined on a daily basis with the proceeds from such sales generally being applied to operations fees of $25 per miner, hosting services fees, other miscellaneous fees and then any remaining amounts, if any, are distributed 60% to Sentinum and 40% to Core Scientific if the price of Bitcoin is consistently greater than $45,000 at month’s end. If the price of Bitcoin is less than $45,000, then any remaining amounts, if any, are distributed 50% to Sentinum and 50% to Core Scientific. We have deployed 10,200 S19 Pro and S19j Pro Antminers with Core Scientific, securing approximately 30 MW of power. The agreement terminates on August 31, 2024, unless terminated sooner pursuant to the terms of the agreement. Notwithstanding the foregoing, either party may terminate the agreement with respect to 1,000 units in any thirty (30) day period on thirty (30) days written notice on or after November 30, 2023. The Core Scientific hosting services agreement expedited the deployment of our Bitcoin miners to approximately 19,200, representing a mining production capacity of approximately 2.1 exahashes per second. Under the terms of the Core Scientific hosting services agreement, we expect that Sentinum will pay Core Scientific a monthly fee for operations and hosting services of approximately $1.1 million, which amount excludes the profit sharing arrangement described above between the parties.

On June 8, 2023, we entered into a Loan Agreement (the “Credit Agreement”) with Ault & Company as the lender. The Credit Agreement provided for an unsecured, non-revolving credit facility in an aggregate principal amount of up to $10,000,000. All loans under the Credit Agreement (collectively, the “Advances”) were due within five business days after request by Ault & Company and Ault & Company was not obligated to make any further Advances under the Credit Agreement after December 8, 2023. Advances under the Credit Agreement bore interest at the rate of 9.5% per annum and may be repaid at any time without penalty or premium.

On June 9, 2023, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”) to sell shares of our common stock having an aggregate offering price of up to $10,000,000 (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act. On June 9, 2023, we filed a prospectus supplement with the SEC relating to the offer and sale of up to $10,000,000 of common stock in the ATM Offering. The offer and sale of the Shares are being made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) filed with the SEC on October 29, 2021 and declared effective by the SEC on November 12, 2021. On July 13, 2023 and September 8, 2023, we filed prospectus supplements increasing the size of the ATM Offering to $20,000,000 and $50,000,000, respectively. Through March 12, 2024, we received gross proceeds of approximately $50 million through the sale of 29,945,147 shares of common stock from the ATM Offering. The Sales Agreement has been terminated.

On June 26, 2023, we established a record date for our initial distribution of securities of TurnOnGreen. Stockholders as of this date were entitled to 40 shares of TurnOnGreen common stock, along with warrants to purchase 40 shares of TurnOnGreen common stock (the “TurnOnGreen Securities”) for every share of our common stock they held on the record date. The initial distribution was finalized in July 2023. We distributed 58.7 million TurnOnGreen Securities in the first distribution.

On July 24, 2023, we established a record date for our second partial distribution of TurnOnGreen Securities. Stockholders as of this date were entitled to 15 shares of TurnOnGreen Securities for every share of the Company’s common stock they held on the record date. The second distribution was finalized on August 7, 2023. We distributed 56.4 million TurnOnGreen Securities in the second distribution.

Effective August 3, 2023, we and certain holders of preferred stock (the “Investors”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investors exchanged all of their preferred shares as well as their demand notes (the “Demand Notes”) issued to the Investors by us on or about May 20, 2023, with each Demand Note having a principal outstanding amount of approximately $0.8 million for two new 10% Secured OID Promissory Notes (the “Exchange Notes”), each with a principal face amount of $5.3 million, for an aggregate amount owed of $10.5 million (the “Principal Amount”). We and Mr. Ault, our Executive Chairman, entered into guaranty agreements with the March 2023 Investors guaranteeing repayment by Ault & Company of the Exchange Notes.

Effective as of August 3, 2023, we assigned the Exchange Notes to Ault & Company. As consideration for Ault & Company assuming the Exchange Notes from us, we issued a 10% demand promissory note in the principal face amount of $10.5 million (the “First Ault & Company Demand Note”) to Ault & Company.

Effective as of August 10, 2023, we assigned the Term Note to Ault & Company. As consideration for Ault & Company assuming the Term Note from us, we issued a 12% demand promissory note in the principal face amount of $1.1 million (the “Second Demand Note”) to Ault & Company.

On September 8, 2023, we issued to an accredited investor a term note (the “Short-Term Note”) with a principal face amount of $2,200,000 with a maturity date of September 25, 2023. The Short-Term Note was issued with an original issue discount of $200,000 and did not bear interest unless an event of default occurred under the Short-Term Note. The maturity date of the Short-Term Note was September 25, 2023. The purchase price for the Short-Term Note was $2 million. Repayment of the Short-Term Note was secured by a guaranty provided by Ault & Company as well as by Milton C. Ault, our Executive Chairman of the Company and the Chief Executive Officer of Ault & Company.

On September 27, 2023 we entered into a securities exchange agreement with the holder of the Short-Term Note, pursuant to which we issued and sold in a registered direct offering to the investor, a $2.2 million principal face amount convertible promissory note (the “Convertible Note”). The Convertible Note bears no interest (unless an event of default occurs) as it was issued in exchange for the Short-Term Note, which contained an original issue discount. The Convertible Note is convertible into shares of common stock at a conversion price equal to 90% of the lowest volume weighted average price of the common stock during the five consecutive trading days prior to the date of conversion. As of the date of filing of this Annual Report, we had issued 84,632 shares of common stock on the conversion of approximately $0.5 million of the Convertible Note and paid an additional $1.2 million. The Convertible Note matured on March 29, 2024, is presently in default and has an outstanding balance of approximately $0.5 million.

On October 13, 2023, we entered into a note purchase agreement with Ault & Company, pursuant to which we sold to Ault & Company (i) a senior secured convertible promissory note in the principal face amount of $17.5 million (the “Senior Note”) and warrants (the “Warrants”) to purchase shares of our common stock for a total purchase price of up to $17.5 million.

The purchase price was comprised of the following: (i) cancellation of $4.6 million of cash loaned by Ault & Company to us since June 8, 2023 pursuant to the Credit Agreement; (ii) cancellation of $11.6 million of term loans made by us to Ault & Company in exchange for Ault & Company assuming liability for the payment of $11.6 million of secured notes; and (iii) the retirement of $1.25 million stated value of 125,000 shares of our Series B Convertible Preferred Stock (representing all shares issued and outstanding of that series) being transferred from Ault & Company to us.

The Senior Note had a principal face amount of $17.5 million and a maturity date of October 12, 2028. The Senior Note bore interest at the rate of 10% per annum. Interest was payable, at Ault & Company’s option, in cash or shares of common stock at the applicable conversion price. Accrued interest was payable on the maturity date, provided, however, that Ault & Company had the option, on not less than 10 calendar days’ notice to us, to require payment of accrued but unpaid interest on a monthly basis in arrears.

The Senior Note was convertible into shares of common stock at a conversion price equal to the greater of (i) $0.10 per share (the “Floor Price”), and (ii) the lesser of (A) $7.38 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion. The conversion price was subject to adjustment in the event of an issuance of common stock at a price per share lower than the conversion price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The Warrants grant Ault & Company the right to purchase 1,907,440 shares of common stock. The Warrants have a five-year term, expiring on the fifth anniversary of the closing date, and become exercisable on the first business day after the six-month anniversary of the closing date. The exercise price of the Warrants is $0.35, which is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events or in the event of an issuance of Common Stock at a price per share lower than the exercise price.

In addition, we and various of our subsidiaries granted Ault & Company a senior security interest in substantially all of our assets as collateral for the repayment of the Senior Note, which was subordinated to the security interest granted to the holders of the outstanding secured promissory notes.

On November 6, 2023, we entered into a securities purchase agreement (the “November 2023 SPA”) with Ault & Company, pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 50,000 shares of Series C convertible preferred stock and warrants to purchase up to 14.8 million shares of common stock for a total purchase price of up to $50 million. The consummation of the transactions contemplated by the November 2023 SPA, specifically the conversion of the Series C convertible preferred stock and the exercise of the warrants in an aggregate number in excess of 19.99% on the execution date of the November 2023 SPA, are subject to various customary closing conditions as well as regulatory and stockholder approval. In addition to customary closing conditions, the closing of the financing is also conditioned upon the receipt by Ault & Company of financing to consummate the transaction.

On November 15, 2023, we purchased from ROI 603.44 shares of ROI’s newly designated Series D convertible preferred stock (“ROI Series D Preferred”) for a total purchase price of $15.1 million. The purchase price was paid by the cancellation of $15.1 million of cash advances made by us to ROI between January 1, 2023 and November 9, 2023. Each share of ROI Series D Preferred has a stated value of $25,000 per share and each share of ROI Series D Preferred is convertible into a number of shares of ROI’s common stock determined by dividing the stated value by $0.51, subject to adjustment in the event of an issuance of ROI common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events. The ROI Series D Preferred holders are entitled to receive dividends at a rate of 10% per annum from issuance until November 14, 2033. In addition, for as long as at least 25% of the ROI Series D Preferred remain outstanding, ROI must obtain our consent with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further ROI is subject to certain negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations. However, pending approval of the transaction by ROI’s shareholders, the ROI Series D Preferred is subject to a 19.99% beneficial ownership limitation.

On December 8, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to our Series B convertible preferred stock which, effective upon filing, eliminated the Series B convertible preferred stock.

On December 14, 2023, pursuant to the November 2023 SPA entered into with Ault & Company on November 6, 2023, we sold to Ault & Company, in three separate closings that occurred on the closing date, an aggregate of 41,500 shares of Series C convertible preferred stock (the “Series C Convertible Preferred Stock”), and warrants (the “Series C Warrants”) to purchase 12,269,031 shares of common stock, for a total purchase price of $41.5 million. At the first closing, Ault & Company purchased 21,500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 6,356,245 shares of common stock, for a purchase price of $21.5 million, paid in cash (the “Initial Closing”). Immediately upon the Initial Closing, we paid $20,432,876 to satisfy in full the outstanding secured convertible notes issued to the lenders pursuant to the Loan and Guarantee Agreement, dated November 7, 2022, as amended on July 19, 2023.

Promptly thereafter, at the second closing (the “Second Closing”), Ault & Company purchased 10,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 2,956,393 shares of common stock, for a purchase price of $10.0 million, paid in cash. Immediately upon the Second Closing, we paid $10.0 million to partially satisfy the outstanding Senior Note. Promptly thereafter, at the third closing (the “Third Closing”), Ault & Company purchased another 10,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase another 2,956,393 shares of common stock, for a purchase price of $10.0 million, paid in cash. Immediately upon the Third Closing, we paid $7.5 million to satisfy the remaining outstanding balance on the outstanding Senior Note.

On December 14, 2023, we, along with our wholly owned subsidiaries Sentinum, Third Avenue, ACS, BNI Montana, Ault Lending, Ault Aviation and AGREE (collectively with our company, Sentinum, Third Avenue, ACS, BNI Montana, Ault Lending and Ault Aviation, the “Guarantors”) entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with institutional lenders, pursuant to which Ault & Company borrowed $36 million and issued secured promissory notes to the lenders in the aggregate amount of $38.9 million (collectively, the “Secured Notes”; and the transaction, the “Loan”). The Loan Agreement was amended as of April 15, 2024.

Pursuant to the Loan Agreement, the Guarantors, as well as Milton C. Ault, III, our Executive Chairman and the Chief Executive Officer of Ault & Company, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) 19,226 Antminers (the “Miners”), (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Third Avenue, Ault Energy, LLC, our wholly owned subsidiary (“Ault Energy”), ADTC, Eco Pack, and Circle 8 Holdco, (iii) a mortgage and security agreement by Third Avenue on the real estate property owned by Third Avenue in St. Petersburg, Florida (the “Florida Property”), (iv) a future advance mortgage by ACS on the real estate property owned by ACS in Dowagiac, Michigan (the “Michigan Property”), (v) an aircraft mortgage and security agreement by Ault Aviation on a private aircraft owned by Ault Aviation (the “Aircraft”), and (vi) deposit account control agreements over certain bank accounts held by certain of our subsidiaries.

In addition, pursuant to the Loan Agreement, we agreed to establish a segregated deposit account (the “Segregated Account”), which would be used as a further guarantee of repayment of the Secured Notes. $3.5 million of cash was paid into the Segregated Account on the closing date. We are required to have the minimum balance in the Segregated Account be not less than $7 million, $15 million, $20 million and $27.5 million on the five-month, nine-month, one-year and two-year anniversaries of the closing date, respectively. In addition, starting on March 31, 2024, we are required to deposit $0.3 million monthly into the Segregated Account, which increases to $0.4 million monthly starting March 31, 2025. Further, we agreed to deposit into the Segregated Account, (i) up to the first $7 million of net proceeds, if any, from the sale of the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford; (ii) 50% of cash dividends (on a per dividend basis) received from Circle 8 on or after June 30, 2024; (iii) 30% of the net proceeds from any bond offerings we conduct, which shall not exceed $9 million in the aggregate; and (iv) 25% of the net proceeds from cash flows, collections and revenues from loans or other investments made by Ault Lending (including but not limited to sales of loans or investments, dividends, interest payments and amortization payments), which shall not exceed $5 million in the aggregate. In addition, if we decide to sell certain assets, we further agreed to deposit funds into the Segregated Account from the sale of those assets, including, (i) $15 million from the sale of the Florida Property, (ii) $11 million from the sale of the Aircraft, (iii) $17 million from the sale of the Michigan Property, (iv) $350 per Miner, subject to a de minimis threshold of $1 million, and (v) $10 million from the sale of Circle 8.

On January 12, 2024, pursuant to the approval provided by our stockholders at the annual meeting of stockholders, we filed an Amendment to our Certificate of Incorporation with the State of Delaware to effectuate a reverse stock split of our common stock affecting both the authorized and issued and outstanding number of such shares by a ratio of one-for-twenty-five. The reverse stock split became effective on January 16, 2024. All share amounts in this Annual Report have been updated to reflect the reverse stock split.

On January 31, 2024, Ault Lending entered into a securities purchase agreement (the “January 2024 SPA”) with Alzamend Neuro, Inc. (“Alzamend”), pursuant to which Alzamend agreed to sell, in one or more closings, to Ault Lending up to 6,000 shares of Series B convertible preferred stock (the “ALZN Series B Preferred”) and warrants to purchase up to 6.0 million shares of Alzamend common stock (the “ALZN Series B Warrants”) for a total purchase price of up to $6.0 million. On January 31, 2024, Ault Lending purchased 1,220 shares of ALZN Series B Preferred and warrants to purchase 1.22 million shares for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.22 million of cash advances made by Ault Lending to Alzamend between November 9, 2023 and January 31, 2023. Each share of ALZN Series B Preferred has a stated value of $1.00 per share and is convertible into a number of shares of Alzamend’s common stock determined by dividing the stated value by $1.00, subject to adjustment in the event of an issuance of Alzamend common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events. The ALZN Series B Warrants are exercisable on the first business day after the six-month anniversary of issuance and have a five-year term, expiring on the fifth anniversary of the initial exercise date. The exercise price of the ALZN Series B Warrants is $1.20, subject to adjustment in the event of an issuance of Alzamend common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events.

On each of March 7, 2024, March 8, 2024, March 18, 2024 and March 19, 2024, pursuant to the November 2023 SPA, we sold to Ault & Company 500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 147,820 shares of common stock to the Purchaser, for a purchase price of $500,000.  As of April 15, 2024, Ault & Company has purchased an aggregate of 43,500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase an aggregate of 12,860,311 shares of common stock, for an aggregate purchase price of $43.5 million.

On March 11, 2024 we entered into a note purchase agreement (the “Purchase Agreement”) with two institutional investors (the “Buyers”) pursuant to which the Buyers purchased from the Company, on March 12, 2024 in a registered direct offering to the Buyers an aggregate of $2,000,000 principal face amount convertible promissory notes (the “Notes”). The Notes were sold to the Buyers for an aggregate purchase price of $1,800,000, which reflects an original issue discount of $200,000. The Notes accrue interest at the rate of 6% per annum, unless an event of default (as defined in the Notes) occurs, at which time the Notes would accrue interest at 12% per annum. The Notes will mature on June 12, 2024, provided, however, that we have the right, upon written notice to the Buyers, to extend the maturity date to September 12, 2024, for which we would increase the principal amount of the Notes then outstanding by 5%. The Notes are convertible into shares of common stock at a conversion price of $0.35 per share.

On March 26, 2024, pursuant to the January 2024 SPA, Ault Lending purchased 780 shares of ALZN Series B Preferred Stock and ALZN Series B Warrants to purchase 780,000 shares of Alzamend common, for a purchase price of $780,000.  As of April 15, 2024, Ault Lending has purchased an aggregate of 2,000 shares of ALZN Series B Preferred and ALZN Series B Warrants to purchase an aggregate of 2.0 million shares of Alzamend common stock, for an aggregate purchase price of $2.0 million.

On March 25, 2024 we entered into an amendment to the (i) November 2023 SPA, (ii) the related Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Convertible Stock and (iii) the number of Series C Warrants, to provide for (A) an increase in the dollar amount of the Series C Convertible Preferred Stock that Ault & Company may purchase from us from $50,000,000.00 to $75,000,000.00 and (B) extended the date of on which the final closing may occur to June 30, 2024, subject to Ault & Company’s ability to further extended such date for ninety days.

Corporate Information

We are a Delaware corporation, initially formed in California in 1969 and reincorporated in Delaware in 2017. We are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141. Our phone number is (949) 444-5464 and our website address is www.ault.com.

Our Corporate Structure

On January 3, 2023, we changed our name from BitNile Holdings, Inc. to Ault Alliance, Inc. (the “Name Change”). The Name Change was effected through a parent/subsidiary short form merger pursuant to an Agreement and Plan of Merger dated December 20, 2022. Neither the merger nor the Name Change affected the rights of our security holders. Our common stock is traded on the NYSE American under the symbol “AULT.” Existing stock certificates that reflect a prior corporate name continue to be valid. Certificates reflecting the new corporate name are issued as old stock certificates are tendered for exchange or transfer to our transfer agent.

In March 2024, we reorganized our corporate structure pursuant to a series of transactions by and among the Company and its directly and indirectly owned subsidiaries as well as third parties. The purpose of the reorganization was to simplify our organizational and reporting structure to more accurately reflect our business operations. As a result of the foregoing transactions, our corporate structure is currently as follows:

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

Over the recent past, we have provided capital and relevant expertise to fuel the growth of businesses in cryptocurrency mining, generative AI and metaverse platform development, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics and textiles. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

Our Principal Subsidiaries and their Businesses

The following is a brief summary of the businesses in which we own a controlling interest, or whose financial statements we consolidated in this Annual Report:

Sentinum, Inc.

Sentinum conducts data center operations and Bitcoin mining through ACS.

Overview

Through its owned and operated data centers, Sentinum’s mission is to support internal computing requirements and to empower AI-focused businesses and other businesses requiring high-density power with reliable, scalable, and secure hosting solutions. We currently have data centers in Michigan and Montana. The Michigan data center design and available power provides Sentinum the ability to create bespoke solutions enabling it to seize growth opportunities within the broader data center services market. Sentinum can provide a range of service options tailored to a customer’s needs, including high-performance computing (“HPC”) and AI. HPC and AI are synonymous with applications requiring immense computational power to process complex models and perform real-time inferences. These use cases are being adopted by a wide range of industries, such as healthcare, energy, automotive, robotics and other autonomous systems. We are exploring the potential of working directly with end user companies as well as companies who we could team with to provide comprehensive solutions.

Sentinum’s attentiveness to disruptive technologies such as HPC, AI and blockchain combined with the foundational elements of data centers, power infrastructure, telecommunications and security enable it to support the internal operations for Bitcoin mining alongside non-mining solutions for third party customers. The economies of scale created by Bitcoin mining operations provide a competitive advantage to Sentinum as it seeks to add non-mining applications to its services portfolio.

We also mine Bitcoin using purpose-built computers (or “miners”) to solve complex cryptographic algorithms (or “verify” or “solve” blocks) in the blockchain in exchange for rewards and fees denominated in the native token of that blockchain network. Some of our miners provide computing power to a Bitcoin mining pool operator, in which all the participants’ machines mine Bitcoin as a collective group, and we get paid the expected value of both the block reward and transaction fees for doing so; the other miners mine directly for our own account. The mine pool operators receive block rewards and transaction fees paid in Bitcoin by the blockchain when the mine pool finds new blocks. The reward and transaction fees are then shared by the pool participants based on their hash rate contributions to the pool, less a small amount of fees.

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

We do not, however, acquire crypto currencies for investment purposes. As of December 31, 2023, we held 16.7 Bitcoins valued at $0.5 million, based on cost less impairment as of such date. Our mining operations generated a net loss of $2.6 million and revenue of $33.1 million during the year ended December 31, 2023 compared to a net loss of $91.6 million and revenue of $16.7 million during the year ended December 31, 2022. As of December 31, 2023, the $0.5 million carrying value of our 16.7 Bitcoins represented 0.2% of our total assets of $299.2 million as of such date.

Sentinum Breakeven Analysis

Since commencement of Sentinum’s mining operations in 2021, we have received approximately 2,669.01 Bitcoin for providing computing power to a Bitcoin mining pool operator and from hosted mining operations with Core Scientific through March 31, 2024. While the Bitcoin received is available for sale in the ordinary course of business, we believe that cryptocurrency represents an attractive, appreciating investment opportunity, and as such we have historically held cryptocurrency assets that we do not otherwise sell to fund our operating expenses. We believe that our integrated model with close control over our power sources and owning our Bitcoin mining data center helps us to produce Bitcoin with attractive cost efficiency that helps us to produce Bitcoin at a cost that we believe is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing.

Our net cost of power was between approximately $42 to $62 per megawatt-hour (“MWh”) in the second half of 2023 to present, and we expect that our blended power cost upon the relocation of approximately 6,500 miners to our Montana facilities, once fully operational, will be approximately $46 per MWh. This $42 to $62 per MWh corresponds to approximately $23,050 per Bitcoin equivalent with modern miners and assuming a network hash rate of approximately 2.1 exahash per second (“EH/s”). In addition to the cost of power, we recognize a significant amount of expenses from depreciation on our investment in miners and hosting fees from Core Scientific. In the aggregate, excluding Sentinum’s daily general and operating costs of approximately $15,000, these expenses result in a direct cost for each Bitcoin mined of approximately $51,000. We believe this cost to mine is attractive versus the price of Bitcoin. For example, the price of Bitcoin ranged from approximately $17,000 to approximately $44,000 during 2023, and was approximately $70,500 as of April 10, 2024, according to Coin Market Cap.

We anticipate that upon completion of the initial phase of development, the Montana Facilities will provide up to a combined 20 MWs of power, enabling up to 6,500 S19j Pro Antminers to operate. Inclusive of costs previously incurred to acquire two land lease agreements and two corresponding power purchase agreements, we estimate that the Montana Facilities will cost approximately $7 million. Further, given the favorable cost differential for power between Montana and Michigan, we expect the increase in operating costs and depreciation from capitalized expenditures will approximate the power cost savings. As such, development of the Montana Facilities is not expected to have a negative impact on our operating results.

Thus, if the price of Bitcoin, level of difficulty to mine, the amount of the block reward or the amount of Bitcoin earned by miners for mining one block on the Bitcoin blockchain remained constant, then we would expect that Sentinum would be profitable in 2024. However, given the pending block reward halving, an event that occurs approximately every four years, we are currently unable to predict with any certainty what effect this will have on revenues derived from our Bitcoin mining operations, the price of Bitcoin or the level of difficulty to mine. Currently miners receive 6.5 Bitcoin for mining one block on the Bitcoin blockchain, which will decrease to 3.25 Bitcoin when the halving occurs. While the pending halving may have an adverse effect on our profitability, the expected cash generated from our Bitcoin mining operations is still expected to exceed that of our operating costs given the significance of depreciation charges, which is expected to account for nearly 30% of Sentinum’s total costs of operations during 2024.

During 2024, we also anticipate large expenditures in our Michigan Facility to facilitate the transition of the facility to support HPC and AI applications. Initially, these expenditures will likely increase Sentinum’s loss unless we are able to pass these costs on to our future customers. These uncertainties make it impossible to predict when, if ever, that Sentinum will achieve profitable operations.

During 2023, Sentinum reported a loss from operations of approximately $2.6 million inclusive of depreciation and amortization of approximately $18.3 million. As such, after capital expenditure of approximately $2 million, Sentinum generated approximately $15.3 in cash for the year ended December 31, 2023. The cash generated from operations was used to pay for a portion of costs we incurred.

Cryptocurrency and Cryptocurrency Mining Overview

Blockchain and Cryptocurrencies Overview

Cryptocurrencies are a type of digital asset that function as a medium of exchange, a unit of account and/or a store of value (i.e. a new form of digital money). Cryptocurrencies operate by means of blockchain technology, which generally uses open-source, peer-to-peer software to create a decentralized digital ledger that enables the secure use and transfer of digital assets. We believe cryptocurrencies and associated blockchain technologies have potential advantages over traditional payment systems, including: the tamper-resistant nature of blockchain networks; rapid-to-immediate settlement of transactions; lower fees; elimination of counterparty risk; protection from identify theft; broad accessibility; and a decentralized nature that enhances network security by reducing the likelihood of a “single point of failure.” Recently, cryptocurrencies have gained widespread mainstream attention and have begun to experience greater adoption by both retail and institutional investors and the broader financial markets. For example, Bitcoin’s aggregate market value had appreciated to $1.4 trillion in April 2024 compared to $512 billion in February 2023. All figures are derived from Yahoo Finance and data furnished by Messari.io, an independent entity with which we have no relationship and that, in its own words, “brings transparency to the crypto economy.” As cryptocurrencies, and blockchain technologies more generally, have entered the mainstream, prices of digital assets have reached all-time highs and the broader ecosystem has continued to develop. While we expect the value of Bitcoin to remain volatile, we believe this increase in aggregate market value signals institutionalization and wider adoption of cryptocurrency. For example, in January 2024, the SEC approved the listing and trading of Bitcoin exchange-traded funds, of which, as of April 9, 2024, approximately 20 are trading with over $58 billion of Bitcoin assets held.

Cryptocurrencies are decentralized currencies that enable near instantaneous transfers. Transactions occur via an open-source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The online network hosts the public transaction ledger, known as the blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a cryptocurrency network, every peer has its own copy of the blockchain, which contains records of every historical transaction — effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the cryptocurrency. Since transfers do not require involvement of intermediaries or third parties, there are only nominal transaction costs in direct peer-to-peer transactions. For example:

•	In terms of conventional peer-to-peer transactions, there either are no fees or they are de minimis (Source: https://www.kraken.com/en-us);

•	For purposes of traditional networks, there are nominal fees associated with any transaction (Source: https://bitinfocharts.com/bitcoin); and

•	As of April 1, 2024, the average Bitcoin network fee is $5.82 per transaction, which is still low compared to conventional transaction fees charged by banks and other more traditional financial institutions (https://bitinfocharts.com/bitcoin).

The network fee is separate and distinct from the pool fee we pay Luxor Technology (“Luxor”) for its services in acting as a pool operator, discussed below. The network fee is applicable to anyone who transacts on the blockchain.

Given that block space is limited, mining fees can and often do fluctuate significantly from transaction to transaction as a result of “congestion.” However, this congestion does not negate any of the statements made immediately above.

Units of cryptocurrency can be converted to fiat currencies, such as the U.S. dollar, at rates determined on various exchanges, such as Binance, Coinbase, Bybit, Kraken, Gemini and others. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe cryptocurrencies, particularly Bitcoin, the only cryptocurrency we receive for providing computing power to a mining pool operator, offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

•	Acting as a fraud deterrent, as cryptocurrencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;

•	Immediate settlement;

•	Elimination of counterparty risk;

•	No trusted intermediary required;

•	Lower fees;

•	Identity theft prevention;

•	Accessible by everyone;

•	Transactions are verified and protected through a confirmation process, which prevents the problem of double spending;

•	Decentralized — no central authority (government or financial institution); and

•	Not recognized universally and not bound by government imposed or market exchange rates.

However, cryptocurrencies may not provide all of the benefits they purport to offer.

Limitations on Bitcoin Mining

In addition to competition, there are two factors that may affect all digital asset mining companies and Bitcoin in particular: (i) limitations on the supply of the cryptocurrency being mined; and (ii) the market price of the cryptocurrency.

The blockchain’s method for creating new Bitcoins is mathematically determined in a manner so that the supply of Bitcoins grows at a limited rate pursuant to a pre-set schedule. Specifically, the number of Bitcoins awarded for solving a new block is automatically halved for every 210,000 blocks that are solved. The current fixed reward for solving a new block is 6.25 Bitcoins per block, which was reduced from 12.5 Bitcoins in May 2020 and will be reduced further to 3.125 Bitcoins per block in April 2024. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoins in existence will never exceed 21 million and that Bitcoins cannot be devalued through excessive production unless the Bitcoin network’s source code and the underlying protocol for Bitcoin issuance is altered. This also means, however, that our revenue prospects will decline unless the price of a Bitcoin increases commensurately or we acquire more miners.

We currently only participate in mining pools that mine Bitcoin. Our ability to generate revenue from these mining operations will be dependent on the price of Bitcoin. The prices of cryptocurrencies, specifically Bitcoin, have experienced substantial volatility, including fluctuation patterns which may reflect “bubble” type volatility, meaning that high or low prices at a given time may not be indicative of the current or future value of Bitcoin. The price of a Bitcoin may be subject to rapidly changing investor and market sentiment, and may be influenced by factors such as technology, regulatory developments and media coverage. Further, Bitcoin’s value, like that of other cryptocurrencies, may be based on various factors, including their acceptance as a means of exchange or purchasing power by consumers and vendors, volume, liquidity and transferability and market demand. Bitcoin’s current price reflects, in part, the belief by some that Bitcoin could become a widely accepted form of currency; however, if this prediction turns out to be incorrect its price could decrease dramatically, as would our prospects for future revenue and profits. See “Risk Factors – Risks Related to Our Bitcoin Operations” for more information on the risks we face due to our mining of Bitcoin and its speculative and volatile nature.

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

The protocols governing Bitcoin and other cryptocurrencies are coded to regulate the frequency at which new blocks are verified by automatically adjusting what is known as the “mining difficulty,” which is the level of computational activity required before a new block is solved and verified. For example, on the Bitcoin blockchain the protocol is coded such that a new block is solved and verified approximately every ten minutes. As such, to the extent the hash power on the network is increased or decreased due to, for example, fluctuations in the number of active miners online, mining difficulty is correspondingly increased or decreased to maintain the preset interval for the verification of new blocks.

On certain cryptocurrency networks, including Bitcoin, the rewards for solving a block are also subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof-of-work consensus algorithm. After a predetermined number of blocks are added to the blockchain, the mining reward is cut in half, hence the term “halving.” The last halving for Bitcoin occurred on May 11, 2020 but the next halving is expected to occur in April 2024. Transaction fees are variable and depend on the level of activity on the network. Generally, transaction fees increase during times of network congestion, as miners will prefer transactions with higher fees, and therefore a higher fee can reduce the time to process a transaction, and decrease when there are fewer transactions on the network.

As the total amount of available hash rate has increased (particularly on the Bitcoin network), it has become increasingly difficult for any individual miner to independently solve a block and as a result “mining pools” have emerged as an efficient way for miners to pool resources. Mining pools aggregate the hash rate of various miners participating in the mining pool. In this way the mining pool operator, rather than an individual miner, validates the block and receives the block reward and related transaction fees. The mining pool is organized by a third party, in our case, Luxor. In consideration for receiving a percentage of the earned block rewards and transaction fees, Luxor administers the pool and ensures that the participants in the pool receive their share of the block reward and related transaction fees, generally pro-rata to their contributed hash rate. Mining pools offer miners more predictable and consistent revenue compared to mining individually. We participate in mining pools by providing what the industry refers to as “hashrate” to the pool. Hashrate is defined as the computing power that our mining equipment produces when helping to validate a block that the mining pool is trying to solve. We use the FPPS, or Full Pay-Per-Share, method when mining with Luxor. Pursuant to the “Full Pay-Per-Share” model, both the block reward and the mining service charge are settled according to the theoretical profit. It includes the calculation of a standard transaction fee within a certain period and distributes it to mining pool participants according to their hash power contributions in the pool. It increases the mining pool participants’ earnings by sharing transaction fees. Standard transaction fees are calculated using a certain period which are then distributed to miners according to their hash power contributions in the pool. Luxor currently charges us a 0.68% mining fee.

We provide computing power to the mining pool, which is run by the mining pool operator with whom we contract, who in turn provides transaction verification services. Based on the terms of the agreement, in our judgment, the mining pool operator is considered the principal in providing mining pool services. We recognize revenue, net of certain transaction fees from the mining pool operator, which are not considered material. Our current mining pool agreement is cancelable at any time by either party without penalty. Revenue received for providing computing power would be directly impacted positively or negatively should we start and stop providing computing power to the mining pool operator within a given reporting period.

Our Strategy

Smart Growth

We aim to optimize our mining by identifying and purchasing the most profitable miners with industry-leading returns on investment and actively monitoring and adjusting the operation of those machines to enhance their performance. Most recently, in April 2023, we acquired 664 S19 XP Antminers and currently have no outstanding contracts to acquire additional miners at this time since our focus is primarily centered upon the expansion of our Michigan and Montana facilities. When planning our short- and long-term operating strategies and capital expenditures, we carefully monitor fluctuations and longer-term trends in the value of certain cryptocurrencies, which impacts the return on investment of machines. We also regularly evaluate potential innovations in geography, physical footprint, computing technology and similar areas to improve our operations and productivity. We believe this smart growth strategy, including our commitment to mining efficiency and return on investment in miners, will enable us to build value over the long term.

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

Miners require considerable amounts of electrical energy to perform their functions and mine Bitcoin; consequently, a critical aspect of operating in the cryptocurrency mining industry is obtaining a reliable supply of electricity at a relatively low and stable cost. To this end, in January 2021, ACS purchased a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan (the “Michigan Facility”). Since the purchase of the Michigan Facility, we have invested in infrastructure improvements and began both ramping up the power capacity and installing miners. To date, we have increased power load from 1.5 megawatts (MWs”) to approximately 30 MWs. In addition, we have received a commitment from the utility company that currently provides our power to expand the Michigan Facility’s capacity up to approximately 300 MWs, which we are currently evaluating. Our relationship with the utility company has grown as we have demonstrated our ability to upgrade and use power at our site effectively.

We have also invested in a data center through BNI Montana, which acquired two land lease agreements and two corresponding power purchase agreements in Montana in 2023. We have completed the build-out at one of the two sites (collectively, the “Montana Facilities”), which provides up to 10 MWs of power. Once we complete the build-out of the second site, which is expected to occur later in 2024, the Montana Facilities will provide up to a combined 20 MWs of power. We believe that the capacity of the Montana Facilities can be significantly expanded and we have begun an electrical load study in collaboration with the local utility to explore potential power upgrades. We anticipate expanding the capacity at the Montana Facilities to the extent possible, after determination of the completed load study, subject to additional funding.

We continue to evaluate other sites, locations, and partnerships for additional and alternative support of future mining operations. While we have not at present entered into any other agreements, we will continue to explore and evaluate additional facilities that would enable us to expand our mining operations as needed.

Our Mining Operations

Currently, we have 4,397 S19j Pro Antminers and 4,628 S19 XP Antminers in operation at our Michigan facility, two S19j Pro Antminers in operation at our Montana facility and 3,549 S19 Antminers and 6,651 S19J Pro Antminers hosted with Core Scientific, with an aggregate mining production capacity of approximately 2.1 EH/s.

Our strategy includes identifying less expensive, clean power for our Bitcoin mining operations. Management of the company has considered the issues surrounding the environmental impact of our Bitcoin mining operations. Based on this review, we have concluded that the environmental impact of our mining operations is not material given that approximately 85% of the energy we use is “green,” meaning it is sourced from nuclear, wind or solar power. In addition to our continued expansion investments at the Michigan Facility, we also seek out new locations to support our bitcoin mining business. We consider sites with a variety of offerings, including purchasing the site (as we have done in Michigan), but also leasing buildings and facilities (as we have done with the Montana Facilities), hosting relationships and strategic partnerships. At this time, we have not entered into any new mining agreements at locations other than the Michigan Facility and the Montana Facilities. We currently mine Bitcoin only.

Coins that are mined are held in a custodial account as digital assets. We securely store our digital assets at Gemini Trust Company, LLC (“Gemini”), a regulated, audited and insured cryptocurrency custodian. The custody arrangements require that we mine to a custodial wallet address where the private key is held by the custodian and all keys for the wallet are held in cold storage. This provides a layer of protection in both the transaction and liquidation phases of the operations by using multi-factor and multi-person approval processes, to include Know Your Customer and Anti-Money Laundering procedures of the receiving party. We will either hold the digital assets or may choose to convert those assets into fiat currency depending on financial needs and plans. When we opt to convert the digital assets we sell or exchange our Bitcoin through Gemini, the custodian of our digital wallet. When we elect to make a sale or exchange our Senior Vice President - Finance submits a request to Gemini’s execution department to exchange Bitcoin for U.S. dollars. Gemini sends an approval email to both our CEO and CFO to approve. Once approved by either our CEO or CFO, Gemini executes the sale/exchange on its trading platform at current market prices, less commissions, and deposits the U.S. dollars into our bank account.

Beyond the foregoing, our custody agreement with Gemini provides that:

•	Gemini provides a unique custody account in which all our blockchain assets are held, which are segregated from all others’ assets and are verifiable through the blockchain; and

•	Gemini charges us fees in bitcoin, which is deducted from our digital assets on the last business day of every month.

Currently, we are converting Bitcoin received from our mining activities into fiat currency on a nearly daily basis to pay for operating costs and purchase commitments for expansion activities at our facilities. In January 2024, we made a strategic decision to begin holding up to 20% and a minimum of 5% of the Bitcoin we mine for investment.

Regulation

The laws and regulations applicable to cryptocurrency are evolving and subject to interpretation and change. Governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, cryptocurrencies are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. As cryptocurrencies have grown in both popularity and market value, the U.S. Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network (“FinCEN”), SEC, the Commodity Futures Trading Commission (“CFTC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau, the Department of Justice (“DOJ”), the Department of Homeland Security, the Federal Bureau of Investigation (“FBI”), the Internal Revenue Service (“IRS”) and state financial regulators, have been examining the operations of cryptocurrency networks, cryptocurrency users and cryptocurrency exchange markets, with particular focus on the extent to which cryptocurrencies can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by cryptocurrencies to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of cryptocurrency transactions or requirements for businesses engaged in activities related to cryptocurrencies. Depending on the regulatory characterization of the cryptocurrencies we mine, the markets for those cryptocurrencies in general, and our activities in particular, may be subject to one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of cryptocurrency markets and our cryptocurrency operations. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against cryptocurrency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from cryptocurrency activity. There is also increasing attention being paid by U.S. federal and state energy regulatory authorities as the total load of crypto mining grows and potentially alters the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies are also actively reviewing the impact of crypto mining in their respective states.

For instance, the Cyber-Digital Task Force of the DOJ published a report entitled “Cryptocurrency: An Enforcement Framework” in October 2020. This report provides a comprehensive overview of the possible threats and enforcement challenges the DOJ views as associated with the use and prevalence of cryptocurrency, as well as the regulatory and investigatory means the DOJ has at its disposal to deal with these possible threats and challenges. Further, in early March 2021, the SEC chairperson nominee expressed an intent to focus on investor protection issues raised by bitcoin and other cryptocurrencies. Furthermore, on March 9, 2022, President Biden signed an executive order on cryptocurrencies. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency.

Additionally, we are unable to predict the effect that any future regulatory change, or any overlapping or unclear regulations, may have on us, but such change, overlap or lack of clarity could be substantial and make it difficult for us to operate our business or materially impact the market for cryptocurrencies that we mine or may mine in the future. FinCEN has issued guidance stating its position that it does not differentiate between fiat currency (which FinCEN calls “real currency”) and cryptocurrencies that are convertible into fiat currency or other forms of convertible virtual currencies (which FinCEN calls “virtual currency”) for purposes of determining whether a person or entity is engaging in “money transmission services.” Persons and entities engaging in virtual currency activities that amount to “money transmission services,” or otherwise cause them to be deemed a “money services business” under FinCEN’s regulations, must register as a money services business, implement an “effective” anti-money laundering program and comply with FinCEN’s reporting and recordkeeping requirements.

In May 2019, FinCEN issued guidance relating to how the BSA and its implementing regulations relating to money services businesses apply to certain businesses that transact in convertible virtual currencies. Although the guidance generally indicates that certain mining and mining pool operations will not be treated as money transmission, the guidance also addresses when certain activities, including certain services offered in connection with operating mining pools such as hosting convertible virtual currency wallets on behalf of pool members or purchasers of computer mining power, may be subject to regulation. Although we believe that our mining activities do not presently trigger FinCEN registration requirements under the BSA, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation, under federal law, we may be required to register at the federal level and comply with laws that may include the implementation of anti-money laundering programs, reporting and recordkeeping regimes, and other operational requirements. In such an event, the required registration and regulatory compliance steps may result in extraordinary, non-recurring expenses to us, as well as on-going recurring compliance costs, possibly affecting an investment in our shares of common stock, operating results or financial condition in a material and adverse manner. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.

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

The SEC has taken the position that many cryptocurrencies may be securities under U.S. federal securities laws. Some senior members of the staff of the SEC have expressed the view that Bitcoin and Ethereum are not securities under U.S. federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other cryptocurrency. The SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019; however, this framework is also not a rule, regulation or statement of the SEC and is similarly not binding on the SEC. Notwithstanding that the SEC has not asserted regulatory authority over Bitcoin or trading or ownership of Bitcoin and has not expressed the view that Bitcoin should be classified or treated as a security for purposes of U.S. federal securities laws, the SEC has commented on Bitcoin and Bitcoin-related market developments and has taken action against investment schemes involving Bitcoin. For example, the SEC has charged at least three Bitcoin mining companies in connection with a Ponzi scheme to defraud investors in their mining operation. The SEC has also repeatedly denied proposed rule changes by exchanges to list and trade shares of certain Bitcoin-related investment vehicles on public markets, citing significant investor protection concerns regarding the markets for cryptocurrencies, including the potential for market manipulation and fraud. Although the SEC has not stated that mining Bitcoin is itself a regulated activity, to the extent any cryptocurrencies we mine are deemed to be securities, the offer, sale, and trading of those cryptocurrencies would be subject to the U.S. federal securities laws.

In addition to the SEC, state securities regulators and several foreign governments have also issued warnings that certain cryptocurrencies may be classified as securities in their jurisdictions, and that transactions in such cryptocurrencies may be subject to applicable securities regulations. Furthermore, certain state securities regulators have taken the position that certain cryptocurrency mining operations may involve the offer of securities. For example, the Texas State Securities Board (“TSSB”) has taken enforcement action against the operator of a cloud mining company, whereby customers could purchase hash rate managed by the cloud mining company in exchange for a share of the mining reward, for offering unregistered securities.

State financial regulators such as the New York State Department of Financial Services (“NYDFS”) have also implemented licensure regimes, or repurposed pre-existing fiat money transmission licensure regimes, for the supervision, examination and regulation companies that engage in certain cryptocurrency activities. The NYDFS requires that businesses apply for and receive a license, known as the “BitLicense,” to participate in a “virtual currency business activity” in New York or with New York customers, and prohibits any person or entity involved in such activity from conducting activities without a license. Louisiana also has enacted a licensure regime for companies engaging in a “virtual currency business activity,” and other states are considering proposed laws to establish licensure regimes for certain cryptocurrency businesses as well. Some state legislatures have amended their money transmitter statutes to require businesses engaging in certain cryptocurrency activities to seek licensure as a money transmitter, and some state financial regulators have issued guidance applying existing money transmitter licensure requirements to certain cryptocurrency businesses. The Conference of State Bank Supervisors also has proposed a model statute for state level cryptocurrency regulation. Although we believe that our mining activities do not presently trigger these state licensing requirements in any state in which we operate or plan to operate, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation under the law of any state in which we operate or plan to operate, we may be required to seek a license or register at the state level and comply with laws that may include the implementation of anti-money laundering programs, reporting and recordkeeping regimes, consumer protective safeguards, and other operational requirements. In such an event, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us, as well as on-going recurring compliance costs, possibly affecting an investment in our shares of common stock, our net income in a material and adverse manner. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.

Overall, presently, we do not believe any U.S. or State regulatory body has taken any action or position adverse to Bitcoin with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability.

Further, following the appreciation of the market price of Bitcoin in the second half of 2020, we have observed increasing media attention directed at the environmental concerns associated with cryptocurrency mining, particularly its energy-intensive nature. We do not believe any U.S.-based regulators have taken a position adverse to Bitcoin mining thus far.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the “Risk Factors” herein.

Environmental

The perceived threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. In addition, President Biden identified addressing climate change and the energy transition as priorities under his Administration. He has issued, and may continue to issue, executive orders and regulatory directives related to climate change, and has recommitted the United States to long-term international goals to reduce emissions. In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs and has included climate change considerations in its funding bills. For example, the Inflation Reduction Act of 2022, which appropriates significant federal funding for renewable energy initiatives, was signed into law in August 2022 and could accelerate the transition away from fossil fuels. These laws, initiatives, and associated regulations or other national or regional commitments to reduce GHG emissions could adversely affect fossil fuel consumption, require the installation of emissions control technologies, and increase the expense associated with the purchase of emissions reduction credits or allowances to comply with current or future emissions reduction programs.

At the federal level, the Environmental Protection Agency (“EPA”) has also adopted rules that, among other things, establish construction and operating permit reviews, emissions control standards, and monitoring and annual reporting for GHG emissions from certain large stationary sources. In November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency, decarbonizing energy sources via electricity, hydrogen and sustainable biofuels, eliminating subsidies provided to the fossil fuel industry, reducing non-CO2 GHG emissions and increasing the emphasis on climate-related risks across government agencies and economic sectors. Additionally, from time to time the EPA has proposed, revised, and adopted rules establishing new source performance standards for certain pollutants from coal-fueled electric generating plants.

We note that the implementation of the rule depends, in part, on the widespread development, adoption, and availability of carbon capture and storage technology and solutions, which may not be certain at this time. We also note that this proposed rule is subject to intense political debate and its adoption or implementation could be impacted by the results of the 2024 election cycle. While no final rule has been published to date, this proposed rule and any other new agency action or rulemaking that applies to our facilities could increase our compliance costs or otherwise materially restrict our operations.

At the international level, the United States re-entered the United Nations-sponsored “Paris Agreement,” a non-binding agreement for nations to limit their greenhouse gas emissions through individually determined reduction goals every five years after 2020, shortly after President Biden took office in February 2021. Then, in April 2021, President Biden announced a new, more rigorous nationally determined emissions reduction level of 50%-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community has since gathered again in November 2021, November 2022, and December 2023 for the annual United Nations Climate Change Conference of the Parties, where the U.S., the European Union, and other partners announced reaffirmed their emissions reduction commitments and made further climate change goals. Most recently, the parties agreed to transition “away from fossil fuels in energy systems in a just, orderly and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the U.S.’s commitments under the Paris Agreement or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing financial, political, and litigation risks in the United States and we anticipate that initiatives to reduce GHG emissions and restrict fossil fuel production and consumption will continue to develop. Certain states, municipalities, community coalitions, and other parties, including proponents of renewable energy that are opposed to the burning of fossil fuels have sought to further restrict GHG emissions and recover damages from fossil fuel companies through lawsuits regardless of federal legislative and regulatory initiatives on the matter. Moreover, financial risks could increase, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability issues and some of them may elect not to provide funding for fossil fuel energy companies in the future. These litigation and financial risks may result in restrictions or cancellations in our development activities, reduce demand for energy from fossil fuels, or otherwise adversely impact our ability to raise capital and develop power generation facilities. Enhanced public and private support for low-carbon power sources and products could impact the public perception of our business. Additionally, there is increased competitiveness of alternative energy sources (such as Tier I alternative energy sources, including wind and solar photovoltaic) that do not generally have the adverse impact to the environment that is associated with the combustion of fossil fuels and also are not subject to as much regulatory scrutiny as are facilities that combust fossil fuels.

Additionally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic vents. These climatic events have the potential to cause physical damage to our facilities or disrupt our supply chains. Consequently, one or more of these developments could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Finally, crypto asset mining has become more heavily scrutinized from a climate change and energy consumption perspective in recent years. Politicians, regulators, environmental groups, and climate activists alike have called for increased oversight, regulation, and reporting of energy use and GHG emissions of crypto asset mining companies, among other measures. Certain members of the U.S. Congress and other non-governmental organizations have made investigations into, and published claims and reports regarding, the crypto asset mining industry’s impact on global GHG emissions and energy consumption and raised concerns over the diversion of power sources for crypto mining and possible impacts on consumer electricity prices. These individuals and groups have also urged regulatory agencies to investigate energy and climate impacts of mining companies and to consider regulations requiring the monitoring and reporting of emissions and energy consumption by certain crypto asset operations. For example, the Crypto Asset Environmental Transparency Act was introduced to the U.S. Senate on March 6, 2023, and, if passed, would impose emissions reporting obligations on mining operations that consume electricity above a specified threshold and would direct the EPA to investigate the environmental and climate impacts of the crypto asset mining industry. Separately, in September 2022, the Biden Administration released its report on Climate and Energy Implications of Crypto-Assets in the United States, which recommends that the federal government take action to develop environmental performance standards for crypto asset technologies, assess the impact of crypto asset mining on electricity system reliability, and minimize emissions and other environmental impacts associated with crypto asset mining, among other recommendations. More recently, in January and February 2024 the U.S. Energy Information Administration (“EIA”) initiated a mandatory commercial cryptocurrency miner energy use survey. However, a federal district court granted a temporary restraining order prohibiting the EIA from collecting data from certain Texas-based cryptocurrency miners who filed a lawsuit against the energy use survey. Concurrently, the EIA has voluntary paused the survey in the rest of the country. Certain state governments have also introduced legislation imposing restrictions on the crypto asset mining industry, citing similar concerns. We are unable to predict whether currently proposed legislation or regulatory initiatives will be implemented, but any action by the federal government or states in which we operate to restrict, limit, condition, or otherwise regulate our power production or crypto asset mining operations, whether as part of a climate change or energy transition policy initiative or otherwise, could adversely affect our business, financial condition, and results of operations. Similarly, public statements by government officials and non-governmental organizations regarding the impact of crypto asset mining on global energy consumption, GHG emissions and grid stability, whether valid or not, could harm our reputation and stakeholder goodwill.

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

A number of public companies (traded in the U.S. and internationally) and private companies may be considered to compete with us, including the following companies:

•	Argo Blockchain PLC;

•	Bit Digital, Inc.;

•	Bitdeer Technologies Group;

•	Bitfarms Technologies Ltd.;

•	Cipher Mining Inc.;

•	CleanSpark, Inc.;

•	Core Scientific, Inc.;

•	Digihost Technology Inc.;

•	Galaxy Digital Holdings Ltd.;

•	Hive Blockchain Technologies Inc.;

•	Hut 8 Mining Corp.;

•	Iris Energy Limited;

•	Marathon Digital Holdings, Inc.;

•	Northern Data AG;

•	Phoenix Group PLC;

•	Riot Blockchain, Inc.;

•	Stronghold Digital Mining, Inc.; and

•	TeraWulf Inc.

Intellectual Property

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

Accounting for Digital Currencies

Prior to the adoption of Accounting Standards Update 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets, digital currencies were accounted for as intangible assets with indefinite useful lives and are recorded at cost less impairment in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Whenever the exchange-traded price of digital currencies declines below its carrying value, we have determined that it is more likely than not that an impairment exists and record an impairment equal to the amount by which the carrying value exceeds the fair value at that point in time. We have deemed the price of digital assets to be a Level 1 input under the ASC 820, Fair Value Measurement, hierarchy as these were based on observable quoted prices in the principal market for identical assets. Subsequent reversal of impairment losses is not permitted.

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

We do not operate a complete node; rather, as noted above under the heading “Cryptocurrency Mining and Mining Pools,” we provide computing power to a pool operator.

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

Thus, in addition to creating new block, miners “vote” with their computer power, expressing their acceptance of valid blocks by working on adding them to the blockchain, and rejecting invalid blocks by refusing to work on them. If a miner’s proposed block is added to the blockchain by a majority of the nodes on the network, it is considered part of the blockchain. The nodes on the network synchronize with each other to ensure that once a block is accepted by the majority, the new block will eventually be added to all the nodes. Thus, the historical state of the ledger can be changed if control of more than 50% of the network is obtained; however, in the case of widely held cryptocurrencies with non-trivial valuations, it may be economically prohibitive for any actor or group of actors acting in concert to obtain computing power that consists of more than 50% of the network.

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

Private entities also issue digital assets called “stablecoins” whose prices are pegged to those of an underlying fiat currency, a commodity or other financial instrument or other physical asset and therefore less susceptible to volatility. Stablecoins can be backed by fiat money, physical assets, or other crypto assets. Government institutions are also reportedly testing and considering issuing Central Bank Digital Currencies (“CBDC’s”). While stablecoins or CBDC’s may exhibit less price volatility than other cryptocurrencies, both rely on a central authority to establish the value of the asset, and therefore represent an exception to the general discussion of the design of cryptocurrencies herein.

Each cryptocurrency has a source code that comprises the basis for the cryptographic and algorithmic protocols, which govern the blockchain. The source code is commonly open-source and therefore can be inspected by anyone, and is maintained on an ongoing basis through contributors proposing amendments to the protocol, which are peer reviewed and adopted by consensus among participants on the blockchain network. These protocols govern the functioning of the network, including the ownership and transfer of the cryptocurrency, and are executed on the decentralized peer-to-peer blockchain infrastructure. The peer-to-peer infrastructure on which a blockchain operates is not owned or operated by a single entity. Instead, the infrastructure is collectively maintained by a decentralized user base. Each peer user is generally known as a “node” or “miner,” and each miner processes transactions on the network in accordance with the protocols of the relevant cryptocurrency.

As a result, these cryptocurrencies do not rely on either governmental authorities or financial institutions to create, transmit or determine the value of units of cryptocurrency. Rather:

•	the creation of units of cryptocurrency generally is governed by the source code, not a central entity;

•	the transmission of a cryptocurrency is governed by the source code and processed by the decentralized peer-to-peer network of nodes or miners; and

•	the value of a cryptocurrency is generally determined by the market supply of and demand for the cryptocurrency, with prices set in transfers by mutual agreement or barter, as well as through acceptance directly by merchants in exchange for goods and services.

Cryptocurrencies may be open-source projects with no official developer or group of developers that control the network. However, certain networks’ development may be overseen informally by a core group of developers that may propose quasi-official releases of updates and other changes to the network’s source code. The release of updates to a blockchain network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the source code by downloading the proposed modification of the network’s source code. A modification of the network’s source code is effective only with respect to the users and miners that download it. If a modification is accepted by only a percentage of users and miners, a division in the network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” Consequently, a modification to the source code becomes part of a blockchain network only if accepted by participants collectively having most of the processing power on the network.

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

Ault Lending

Ault Lending provides commercial loans to companies throughout the U.S. to provide them with operating capital to finance the growth of their businesses. The loans range in duration from six months to three years. Ault Lending loans are made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

Ault Lending acquires controlling or non-controlling interests in and actively manages businesses that we generally believe (i) are undervalued and have disruptive technologies with a global impact, (ii) operate in industries with long-term macroeconomic growth opportunities, (iii) have the potential for positive and stable cash flows, (iv) face minimal threats of technological or competitive obsolescence, and (v) have strong management teams largely in place. We offer investors a unique opportunity to own a diverse group of leading middle-market businesses in the niche-industrial and branded-consumer sectors.

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

Ault Lending believes that private company operators and corporate parents looking to sell their business units may consider us an attractive purchaser because of our ability to:

•	provide ongoing strategic and financial support for their businesses, including professionalization of our subsidiaries at scale;

•	maintain a long-term outlook as to the ownership of those businesses;

•	sustainably invest in growth capital and/or add-on acquisitions where appropriate; and

•	consummate transactions efficiently without being dependent on third-party transaction financing.

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

In terms of the businesses in which we have a controlling interest as of December 31, 2023, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches, and maintain long-standing customer relationships.

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

During 2024, we anticipate providing significant new funding to expand Ault Lending’s loan and investment portfolio. Ault Lending loans are made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

RiskOn International, Inc.

BitNile.com, Inc.

Overview

BNC is primarily engaged in the development and operation of an online metaverse platform (the “Metaverse”). The Metaverse represents a significant development in the online metaverse landscape, offering immersive, interconnected digital experiences that are inclusive, engaging, and dynamic. By integrating various elements such as virtual markets, real world goods marketplaces and VIP experiences, gaming, social activities, sweepstakes, gambling, and more, ROI aims to revolutionize the way people interact online. ROI’s virtual world, located at BitNile.com, is accessible via any device using any web browser, without requiring permissions, downloads, or apps, and the platform can be enjoyed without the need for bulky and costly virtual reality headsets.

BNC’s games operate on a free-to-play model, whereby game players may collect coins free of charge through the passage of time and, if a game player wishes to obtain coins above and beyond the level of free coins available to that player, the player may purchase additional coin packages (“Freemium” gaming model). Once obtained, Nile Tokens and Nile Coins (either free or purchased) cannot be redeemed for cash or exchanged for anything outside of the Metaverse. When coins are used and played in the games, the game player could “win” and would be awarded additional coins or could “lose” and lose the future use of those coins.

BNC’s current and planned products and experiences are:

•	Virtual markets. The platform facilitates sales of virtual goods and items from BNC as well as third party vendors like virtual real estate, digital art, user customizations, and unique collectibles.

•	Real world goods marketplaces. The platform allows users to shop for a diverse range of real world products and VIP experiences.

•	Gaming. The platform provides an extensive selection of gaming options, including participation in games, sweepstakes and social gaming experiences, such as Blackjack and roulette.

•	Sweepstakes gaming. The platform features a dedicated gaming zone for users to engage in sweepstakes gaming, offering opportunities to win virtual and real money.

•	Contests of skill. The platform organizes competitions for users to showcase their talents and compete against others for prizes and recognition in various disciplines.

•	Building private spaces. The platform allows users to construct and customize their dream homes or private spaces.

•	Socialization and connectivity. The platform’s ongoing mission will be to foster global connections by enabling users to interact with individuals from around the world, forming new friendships, collaborating on projects or engaging in conversations within various social hubs.

•	Real and virtual concerts. BNC believes that the platform may, in the future, host live and virtual concerts within the Metaverse, featuring performances from both real world and virtual artists, allowing users to attend and enjoy shows in an immersive environment.

Business Strategy

The metaverse industry is experiencing rapid growth and expansion, driven by advancements in technology, increased interest in virtual experiences and the rise of digital economies. BNC’s business strategy revolves around creating a seamless, all-encompassing platform that caters to various user needs and interests.

The strategic pillars for the growth of the BitNile.com metaverse platform include (i) leveraging cutting-edge technology to offer a user-friendly, browser-based platform compatible with virtual reality headsets and other modern devices for an enhanced experience, (ii) providing a diverse range of products and experiences that caters to users with different interests and preferences, (iii) fostering global connections and a sense of community among users, encouraging socialization and collaboration, and (iv) focusing on continuous innovation to stay ahead of industry trends and customer expectations.

Competition

BNC faces competition from existing metaverse platforms and new entrants. Key competitors include:

•	Established metaverse platforms, such as Decentraland, The Sandbox, and Second Life, as well as companies that develop metaverse tools and platforms such as META;

•	Gaming-focused platforms, like Fortnite and Roblox; and

•	Social media platforms that integrate metaverse elements, such as Facebook’s Horizon Workrooms.

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

Present Regulatory Challenges

The metaverse industry is currently grappling with several regulatory challenges, including:

•	Data Privacy and Security: As users share personal information and engage in transactions within the metaverse, concerns about data privacy and security are paramount. Regulators must ensure that platforms adhere to existing data protection regulations, such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”);

•	Intellectual Property Rights: The metaverse’s reliance on user-generated content and virtual goods and items raises questions about intellectual property rights and the enforcement of copyright, trademark, and patent laws in virtual environments;

•	Taxation and Financial Regulations: The growth of virtual economies and the increasing popularity of cryptocurrencies and non-fungible tokens have raised questions about taxation and financial regulations. Regulators must determine how to classify and tax digital assets and transactions, as well as ensure compliance with anti-money laundering and know-your-customer regulations; and

•	Content Moderation and Liability: Metaverse platforms face challenges in moderating content and managing user behavior, raising questions about the platforms’ liability for user-generated content and potential violations of existing laws, such as those related to hate speech, harassment, and misinformation.

Future Regulatory Challenges

As the metaverse industry continues to develop and expand, several future regulatory challenges are likely to emerge, including:

•	Cross-border jurisdictional issues: With the metaverse being a global, borderless environment, determining jurisdiction and applying national laws to activities and transactions within the metaverse will become increasingly complex;

•	Virtual reality and augmented reality regulations: As VR and AR technologies become more integrated into the metaverse, new regulations may be needed to address issues related to safety, privacy, and ethical considerations in the use of these technologies;

•	Decentralization and governance: The increasing trend towards decentralized metaverse platforms raises questions about governance and regulatory oversight, as traditional regulatory mechanisms may not be applicable or effective in these environments; and

•	Ethics and inclusivity: As the metaverse becomes more intertwined with daily life, ethical considerations related to inclusivity, accessibility, and the potential for digital divides will become increasingly important for regulators to address.

GuyCare

Overview

GuyCare, a subsidiary of ROI, seeks to become a leading provider of comprehensive healthcare solutions tailored to address the unique needs of the male population. Launched in 2023, GuyCare is building a consumer-centric platform that leverages innovative technologies, personalized treatments, and a patient-focused approach to transform the way men access and receive care for their health and wellness needs. GuyCare’s mission is to empower men worldwide to lead healthier, more fulfilling lives through the power of better health.

Addressing Unique Healthcare Needs

GuyCare recognizes the unique healthcare challenges faced by men and strives to offer a wide range of innovative products and services to meet those needs.

GuyCare’s portfolio of products and services addresses critical areas of men’s health, including sexual health, hair restoration, weight management, regenerative joint treatments, and overall well-being. GuyCare offers advanced treatments such as medication-based therapies, Acoustic Wave Therapy for erectile dysfunction, and Platelet-Rich Plasma (“PRP”) injections for joint health, all delivered through a user-friendly digital platform and a network of highly qualified healthcare professionals.

In the area of sexual health, GuyCare provides treatments for erectile dysfunction, low testosterone, and premature ejaculation, utilizing medication-based therapies and innovative procedures like Acoustic Wave Therapy. This non-invasive treatment uses high-frequency sound waves to improve blood flow and promote tissue regeneration in the targeted area.

For hair restoration, GuyCare offers medication-based treatments in the form of pills and topical applications, carefully formulated to promote healthy hair growth and reduce hair loss.

Weight management solutions include products such as Semaglutide, a medication that regulates appetite and promotes feelings of fullness, as well as alternative options like weight loss pills. These treatments are selected based on their safety and efficacy profiles to support men in their weight loss journey.

Regenerative joint treatments, such as Adipose Derived Allograft and PRP injections, harness the body’s natural healing capabilities to promote tissue regeneration and reduce inflammation in affected joints. These treatments are complemented by a range of vitamins and supplements formulated to support joint health and overall well-being.

GuyCare’s platform enables men to access these healthcare solutions conveniently and discreetly, connecting patients with highly qualified healthcare professionals for personalized treatment plans.

Business Strategy and Market Differentiation

GuyCare’s business strategy is centered around three key pillars:

•	Trusted Brand. GuyCare strives to build a brand that is trusted by customers, easy-to-use, and normalizes the practice of seeking and receiving treatment by empowering men with personalized care and an omnichannel experience;

•	Individualized Products and Services. GuyCare leverages insights and customer feedback to offer personalized prescription and non-prescription treatments designed to meet individual needs; and

•	Clinical Excellence. The foundation of GuyCare’s platform is the consumer trust established through clinical excellence. Care delivered through the platform is subject to evidence-based clinical guidelines and provided by highly trained healthcare professionals to ensure consistency and quality.

GuyCare operates through a hybrid model that integrates a proprietary telehealth platform with a physical clinic located in Utah. This approach enables GuyCare to extend its geographic reach and provide accessible, confidential healthcare services to men across diverse locations. By leveraging technology and personalized care, GuyCare aims to deliver high-quality services while emphasizing patient convenience and privacy. GuyCare competes with established entities such as Hims and medRx. However, ROI believes that GuyCare’s comprehensive suite of offerings, unique delivery model combining in-person and virtual care, and strategic partnership with ROI, provide GuyCare with the potential to navigate market challenges effectively and capture a growing portion of the expanding men’s health sector.

Growth Opportunities

GuyCare, having recently entered the market in 2023, is focused on several key growth strategies to establish itself as a competitive player in the men’s health sector:

•	Attracting New Customers. By leveraging its innovative products and developing targeted, omnichannel acquisition strategies, GuyCare aims to attract new customers seeking treatment for their specific health concerns, building brand recognition and trust in the process;

•	Nurturing Existing Customer Relationships. As GuyCare expands its offerings and introduces personalized products, it seeks to foster long-term relationships with its existing customer base, encourages subscription-based purchases and explores cross-selling opportunities to drive growth;

•	Gradual Specialty Expansion. GuyCare is carefully planning its specialty expansion, initially focusing on conditions that can be safely and effectively treated through its telehealth platform, require ongoing customer engagement, and have well-established generic medications as treatment options. This measured approach allows GuyCare to build a strong foundation before expanding into additional areas; and

•	Exploring New Markets. While currently focused on the U.S. market, GuyCare’s digital-first, cloud-based business model has the potential to be adapted to new markets and languages in the future. As GuyCare grows and solidifies its position in the domestic market, it will explore potential international expansion opportunities to extend its reach and impact on men’s health globally.

Regulatory Environment

As a consumer-focused health and wellness company delivering comprehensive telehealth technologies, services, and products (both prescription and over the counter), GuyCare is required to comply with complex healthcare laws and regulations, as well as consumer protection laws, at both the state and federal levels. GuyCare’s business and operations are subject to extensive regulation in areas such as the practice of medicine, use of telehealth, relationships with healthcare providers, privacy and security of personal health information and product safety.

•	Government Regulation of Healthcare. While GuyCare currently accepts payments only from customers and not from third-party payors, GuyCare remains subject to various healthcare regulations that affect the industry as a whole and may impact customer use of its solutions;

•	Practice of Medicine and Telehealth. GuyCare's telemedicine services are currently licensed in four states, with plans to expand its operations to all 41 states that allow nurse practitioners to operate telemedicine services that GuyCare provides. The approval of the licensing in these additional states is expected to occur on a rolling basis in 2024. For the remaining nine states, which require such services to be provided by a licensed doctor, GuyCare is seeking to contract with medical groups or hire licensed doctors to provide such services. GuyCare has established systems to ensure that providers are appropriately licensed and that telehealth services are delivered in compliance with applicable rules;

•	Affiliated Pharmacies. GuyCare contracts with affiliated pharmacies to provide pharmaceutical services. When medication is prescribed, the client pays GuyCare directly for the prescription, and GuyCare then sends the prescription to one or more mail order pharmacies that GuyCare contracts with, which then dispenses the medication directly to the client;

•	U.S. Federal and State Fraud and Abuse Laws. Given its current operations, GuyCare believes that the Anti-Kickback Law, the federal False Claims Act, and the Stark Law should not apply to its business. However, if the scope of these laws is extended or GuyCare begins accepting reimbursement payments from third-party payors, it may become subject to these laws and need to modify its business model accordingly;

•	U.S. Food and Drug Administration (“FDA”) Regulation. Certain products available through GuyCare’s platform, as well as the third-party suppliers and manufacturers of these products, are subject to extensive FDA regulation. GuyCare believes that its product promotion is conducted in material compliance with FDA and other regulations. However, if the FDA determines that GuyCare’s product promotion constitutes promotion of an unapproved use or unapproved product, GuyCare could face regulatory and/or legal enforcement actions; and

•	Health Information Privacy and Security Laws. GuyCare has developed and maintains policies and procedures to protect customers’ health and personal information, including the adoption of administrative, physical, and technical safeguards. As GuyCare’s business operations continue to develop, it may collect additional sensitive information from customers, creating further compliance obligations and increasing exposure to regulatory risks.

Innovative Delivery Model

GuyCare operates through a hybrid model comprising a single brick-and-mortar clinic and an advanced telehealth platform. This approach enables it to extend its reach, offering accessible and confidential healthcare services to men across diverse geographic locations. By leveraging technology and personalization, GuyCare strives to deliver exceptional care while prioritizing convenience and comfort for its patients.

Strategic Partnerships and Synergies

As part of ROI, GuyCare benefits from shared resources, infrastructure, and expertise, enabling it to scale its operations efficiently. GuyCare’s growth strategy revolves around expanding its clinic network, further enhancing its telehealth capabilities, and forging strategic partnerships and acquisitions that align with GuyCare’s mission to improve men’s health outcomes globally.

Conclusion

GuyCare stands at the forefront of men’s health and wellness, committed to delivering personalized, discreet, and comprehensive solutions that empower men to lead healthier, more fulfilling lives. With GuyCare’s unwavering dedication to innovation, excellence, and patient-centered care, it is poised to capitalize on the growing demand for specialized men’s healthcare services and make a meaningful impact on the well-being of its clients nationwide.

Further, GuyCare is well-positioned to capitalize on the growing demand for specialized men’s healthcare services by leveraging its brand, innovative products and services, and commitment to clinical excellence. As GuyCare expands its clinic network, enhance its telehealth capabilities, and forge strategic partnerships, it is poised to make a lasting impact on the well-being of men worldwide while driving long-term value. GuyCare’s strong focus on compliance with the complex regulatory landscape governing healthcare, telehealth, and privacy ensures that it can navigate the challenges and opportunities in the evolving men’s health market.

askROI.com

Overview

askROI.com, a division of ROI, is a cutting-edge, AI-powered software-as-a-service platform designed to revolutionize the way businesses leverage their data for competitive advantage. At the core of askROI.com’s technology is a state-of-the-art large language model (“LLM”), which is exclusively licensed from a leading third-party provider for use in North America. This strategic partnership is anticipated to enable askROI.com to harness the full potential of the LLM’s advanced natural language processing capabilities while ensuring compliance with the highest standards of data security and privacy.

By seamlessly integrating with a company’s existing tools and data sources, askROI.com goes beyond traditional search to deliver actionable insights, intelligent analysis, and data-driven decision support. The platform’s LLM-powered technology allows it to interpret complex queries, identify relevant information, and provide highly contextualized responses, all while continuously learning and adapting to each organization’s unique language and terminology.

Whether it be empowering sales teams to close deals faster, enabling support teams to resolve customer issues quickly, or providing administrators with real-time analytics, askROI.com is poised to transform how businesses operate in the digital age. With its exclusive access to cutting-edge LLM technology and commitment to delivering tangible business value, ROI believes that askROI.com sets a new standard for AI-powered insights and decision support in the North American market.

askROI.com’s current and planned product functionality are:

•	Seamless Integration: askROI.com connects with a wide range of business tools, including customer relationship management, cloud storage systems (OneDrive, Google Drive), and communication platforms (Slack, Teams). Ongoing expansion of integration partnerships will further streamline data access and analysis;

•	Contextualized Understanding: By leveraging the power of its exclusively licensed LLM, askROI.com learns each company’s unique terminology, product names, and project codes, providing highly relevant and tailored insights. Continuous enhancements to the platform’s natural language processing capabilities will enable even more nuanced and context-aware analysis;

•	Actionable Insights: askROI.com analyzes data to generate custom reports, draft data-rich presentations, and create visualizations like charts and graphs. Introduction of industry-specific templates for reports, data visualizations, and analytics dashboards will provide additional value for users in targeted sectors;

•	Transparency and Security: askROI.com cites specific data sources for its answers and provides direct document links for reference. Robust data security measures, including access controls, encryption, and audit trails, seek to ensure the protection of sensitive information. Future updates will focus on achieving compliance with key regulations such as GDPR, SOC 2, and Payment Card Industry Data Security Standards;

•	Ethical AI: Implementation of strict guidelines and oversight mechanisms to ensure responsible development and use of askROI.com’s AI models, mitigating risks of bias, discrimination, or misuse; and

•	Partner Ecosystem: Development of a robust network of consultancies, system integrators, and industry-specific solution providers to accelerate adoption and create tailored solutions for diverse business needs.

By continually enhancing and expanding askROI.com’s capabilities, ROI aims to position the platform as an indispensable tool for businesses seeking to leverage their data for competitive advantage and operational excellence.

Business Strategy

askROI.com is currently in beta testing, focusing on support and commercial applications. However, the platform’s flexible architecture and powerful AI capabilities, underpinned by its exclusive licensing agreement for the LLM technology in North America, position it for broad applicability across industries. The go-to-market strategy involves continued refinement of the core product based on beta user feedback, followed by a staged rollout to additional sectors.

Key strategic initiatives include:

•	Leveraging the exclusive LLM licensing agreement to differentiate askROI.com from competitors and establish a strong market position in North America. By emphasizing the unique capabilities and benefits of the underlying LLM technology, askROI.com aims to attract customers through seeking cutting-edge AI solutions for their business needs;

•	Aggressive expansion of integration partnerships to make askROI.com a seamless fit for a wide range of business tech stacks. By prioritizing integrations with the most widely used tools and platforms, askROI.com aims to minimize adoption barriers and maximize its potential user base;

•	Targeted marketing campaigns highlighting askROI.com’s singular ability to turn a company’s own data into its most valuable competitive asset. These campaigns will focus on demonstrating real-world use cases and ROI, showcasing how askROI.com can drive tangible business outcomes across various functions and industries;

•	Development of a robust partner ecosystem, including consultancies, system integrators, and industry-specific solution providers. These partnerships will serve to accelerate adoption by providing customers with end-to-end solutions tailored to their specific needs, as well as offering valuable insights and feedback to guide future product development;

•	Continuous investment in research and development to advance askROI.com’s AI capabilities and maintain a competitive edge in the rapidly evolving market. This will involve ongoing collaboration with the LLM technology provider to ensure askROI.com remains at the forefront of natural language processing, machine learning, and data analytics capabilities; and

•	Establishment of a world-class customer success program to ensure users are able to fully leverage askROI.com’s capabilities and achieve maximum value from the platform. This will include comprehensive onboarding, training, and support resources, as well as regular check-ins and consultations to help customers optimize their use of askROI.com over time.

By adopting these strategic initiatives and leveraging the exclusive LLM licensing agreement, askROI.com aims to establish itself as the leading AI-powered insights engine for businesses in North America, setting the standard for data-driven decision-making and operational excellence.

Competition

ROI believes that askROI.com’s unique positioning as an AI-powered insights engine that operates exclusively on a company’s own data, combined with its exclusive licensing agreement for the state-of-the-art LLM technology in North America, sets it apart from both generic AI tools and other enterprise search and analytics platforms.

Key differentiators include:

•	Exclusive Access to Cutting-Edge LLM Technology: askROI.com’s licensing agreement provides a significant competitive advantage, enabling the platform to leverage advanced natural language processing capabilities available in the North American market;

•	Seamless Integration with Existing Business Tools: By minimizing disruption to established workflows and enabling rapid adoption, askROI.com will reduce barriers to entry and increases its appeal to potential customers;

•	Ability to Learn Company-Specific Language and Context: askROI.com’s LLM-powered technology allows it to provide highly relevant and actionable insights tailored to each organization’s unique needs, setting it apart from generic AI solutions;

•	Focus on Delivering Actionable Insights: askROI.com goes beyond simple data aggregation, empowering users to make informed decisions and drive tangible business outcomes; and

•	Commitment to Data Security and Privacy: By ensuring that sensitive information remains protected and compliant with evolving regulations, askROI.com addresses a key concern for businesses considering AI-driven solutions.

ROI believes that as the market for AI-driven business tools continues to grow, askROI.com is well-positioned to capture market share in North America through its powerful capabilities, ease of use, and strong commitment to customer success. The exclusive LLM licensing agreement serves as a significant barrier to entry for potential competitors, providing askROI.com with a sustainable competitive advantage in the region.

However, askROI.com recognizes the potential for competition from established players in the enterprise software space, as well as from emerging startups focused on AI-powered analytics and decision support. To mitigate these risks, askROI.com will focus on building a strong brand identity, cultivating a loyal customer base, and leveraging its partner ecosystem to create advantages focused on its core offerings.

Ultimately, askROI.com’s success will depend on its ability to consistently deliver value to customers, stay at the forefront of technological innovation, and adapt to the evolving needs of the market. By remaining agile, customer-centric, and committed to its vision of empowering businesses through AI-driven insights, askROI.com is confident in its ability to thrive in the face of competition and emerge as a leader in the North American market.

Regulatory Environment (Present and Future)

The regulatory landscape for AI and data-driven technologies is evolving rapidly, presenting both challenges and opportunities for askROI.com. ROI’s exclusive licensing agreement for the LLM technology in North America adds an additional layer of complexity, as it must ensure compliance not only with regional regulations but also with the terms and conditions of the licensing agreement itself.

On one hand, the increasing focus on data privacy and security, as exemplified by regulations such as the GDPR, highlights the critical importance of responsible data management and protection. This aligns closely with ROI’s core values and its commitment to ensuring the security and confidentiality of customer data.

On the other hand, the lack of clear and consistent guidelines around the ethical development and use of AI technologies creates a degree of uncertainty for companies operating in this space. As regulators and policymakers work to catch up with the rapid pace of technological advancement, there is a risk of overregulation or fragmented regulatory frameworks that could hinder innovation and growth.

To navigate this complex regulatory environment, askROI.com is proactively taking steps to ensure compliance with existing regulations while also staying ahead of potential future developments, including:

•	Collaborating closely with the LLM technology provider to ensure that askROI.com’s use of licensed technology adheres to all relevant legal and ethical guidelines, both in North America and in the provider’s home jurisdiction;

•	Investing in robust data security measures and processes, such as access controls, encryption, and audit trails, to safeguard customer data and maintain the highest standards of data privacy;

•	Developing and implementing strict guidelines and oversight mechanisms for the ethical development and use of its AI models, drawing on best practices from industry leaders and academic experts;

•	Engaging with regulators, policymakers, and other key stakeholders to provide input and guidance on the development of AI-related regulations, ensuring that askROI.com’s perspective is heard and that future regulations are informed by practical realities; and

•	Maintaining a commitment to transparency, both in terms of how askROI.com uses and protects customer data, as well as in how its AI models are developed and deployed. This should help to build trust with customers and demonstrate askROI.com’s dedication to responsible, ethical AI practices.

By proactively addressing these regulatory considerations, staying at the forefront of industry best practices, and working closely with its LLM technology provider, askROI aims to ensure its own compliance and success while delivering innovative AI solutions to its customers.

As the regulatory landscape continues to evolve, askROI.com will remain vigilant and adaptable, always prioritizing the needs of its customers and the integrity of its platform. By doing so, ROI is confident in its ability to navigate any regulatory challenges that may arise and emerge as a leader in responsible, compliant AI innovation for businesses in the North American market.

RiskOn 360

RiskOn 360, a wholly owned subsidiary of ROI, is a company dedicated to organizing and hosting an annual global success conference that serves as a promotional vehicle for ROI and its various offerings. The conference is designed to foster growth and success among attendees by providing a platform for renowned speakers to share their experiences and strategies for achieving success in both their professional and personal lives.

The primary objective of the RiskOn 360 conference is to educate and inspire attendees by exposing them to a wide range of success stories, innovative ideas, and best practices from across various industries. By bringing together successful individuals from diverse backgrounds, RiskOn 360 aims to create a unique learning environment that encourages networking, collaboration, and personal growth.

In addition to the annual conference, RiskOn 360 is responsible for managing and coordinating the numerous speaking engagements of ROI’s representatives. These speaking engagements serve as an important tool for promoting ROI’s overall objectives, educating potential clients and partners about ROI’s offerings, and establishing ROI representatives as a thought leader in their respective fields.

Through its conference and speaking engagement activities, RiskOn 360 plays a crucial role in supporting ROI’s mission to provide innovative solutions and valuable insights to its clients, ultimately contributing to their success and growth. RiskOn 360’s efforts in organizing these events not only help to strengthen ROI’s brand recognition but also provide a platform for showcasing ROI’s expertise and capabilities to a wide audience.

Circle 8

Description of the Business

Headquartered in Houston, Circle 8 is a premier lifting services provider serving clients in Texas, Oklahoma, Louisiana and New Mexico with five strategically located branches in Texas and Oklahoma. Its modern fleet consists of 55 mobile all-terrain and hydraulic cranes, with lifting capacities of up to 350 tons that provides services across the Eagle Ford, Permian, Delaware and Haynesville basins. Circle 8 is poised for organic growth through a strengthened financial profile following its recapitalization in December 2022. Circle 8’s fleet consists of Grove, Xuzhou Construction Machinery Group (“XCMG”) and other leading original equipment manufacturers.

Circle 8 provides experienced professionally certified operators to deliver customized solutions to lifting clients in oil field services, construction, commercial, refining / marketing and wind energy markets. Circle 8 maintains an industry leading safety record. Safety personnel hold certifications and undergo in-house training.

New Management

In April 2023, Circle 8 hired Arnold Mabee as its new CEO. Mr. Mabee has a longstanding, successful track record, as he was previously the President of Sterling Crane USA, LLC (“Sterling Crane”), which has a portfolio of diverse cranes and locations serving multiple business segments. As such, Mr. Mabee is responsible for one of the larger mobile crane companies in the US.

Prior to joining Sterling Crane, Mr. Mabee was the Partner in Charge / Administration at R.S. Phillips Steel LLC, a fourth-generation family-owned Steel Service Center that serves the Tri-State Area of New York, New Jersey and Pennsylvania. During his time there, Mr. Mabee pioneered several new innovative ideas to enhance safety, compliance and productivity.

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

Competitive Advantage

Circle 8’s operating experience and the mid-sized diverse fleet that it has developed serves the oil services and petrochemical industries, providing full-service lifting solutions with an industry leading safety record. Key strengths of Circle 8 include:

•	Leading lifting solutions platform

○	Leading provider of comprehensive lifting solutions to diversified end markets, including oil & gas and with expanding operations in infrastructure, plant turn-around and commercial/industrial construction; and
○	Leading market position with five branches strategically located throughout Texas and Oklahoma.

•	Industry leading safety record, commitment and policy

○	Safety is a core value and Circle 8 is a market leader in employee training and practices; and
○	Dedicated team focused on safety programs.

•	Proven strength of management, recently enhanced and augmented

○	Proven ability to navigate a secular downturn by maintaining strong customer relationships and scale operations to capture additional market share;
○	Seasoned industry leaders who have positioned Circle 8 for future growth; and
○	Additional advisory team to supplement full time management with strategic industry knowledge, contacts and corporate transaction capability.

•	High quality fleet with the opportunity to expand by 100% creates a barrier to entry. Circle 8’s fleet of 55 cranes, as of the date of this Annual Report, comprises 45 all-terrain cranes and 10 hydraulic truck cranes with a combined average age of 9 years and capacity of up to 350 tons.

•	Diversified blue-chip customers

○	Entrenched provider to leading, well-capitalized oil and gas industry operators in Texas, New Mexico, Louisiana and Oklahoma;
○	Diverse customer base with minimal customer concentration risk; and
○	Longstanding relationships enable company to easily scale up operations with customers’ demands in the oilfield (upstream), commercial, construction, refining & marketing (downstream) and wind energy markets.

•	Compelling utilization and financial profile

○	Recently downsized underutilized cranes to return to pre-pandemic fleet utilization over 160%; and
○	Substantial upside remains as the Company efficiently relocates and repurposes its fleet across geographies and end markets.

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

Sales and Marketing

Led by Phillip Bryson and Brett Rhuland, the sales force is highly specialized in lifting solutions sales to oil services customers, seeking long term purchase orders and master service agreements. Circle 8 plans to continue the extensive training program which involves original equipment manufacturer (“OEM”) training sessions on operations and maintenance to ensure the entire sales force knows the fleet inside and out.

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

Customers

With a focus on the oil services sub-segment of the lifting solutions business in the Eagle Ford, Haynesville, Permian, Delaware and Anadarko basins, Circle 8 has a diversified base of blue-chip customers in TX and OK. While about a third of its sales are expected to be made up from six of the largest players in the industry, the remaining two thirds of sales will be highly diversified, leading to minimal concentration risk. With its longstanding relationships with blue-chip customers and incoming fleet units, Circle 8 believes it has the ability to scale up sales with these customers locally and most likely into other adjacent areas.

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

AGREE

AGREE has invested in various classes of commercial and residential real estate including hospitality, multifamily, and industrial properties targeting the middle market segment in locations demonstrating relative value. AGREE’s objective is to generate risk adjusted returns through development, capital investment and operational improvement. AGREE owns and operates both Third Avenue Apartments and AGREE Madison.

In September 2023, we committed to a plan for our wholly owned subsidiary AGREE to list for sale its four recently renovated Midwest hotels, the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford. The decision to sell the hotels follows the decision to also list the multifamily development site in St. Petersburg, Florida and is driven by our desire to focus on our core businesses, Energy, Fintech and Sentinum. We plan to use the proceeds from the sales of the hotel properties to pay off debt and commit more capital to our core businesses. Our real estate properties, which include both hotels and land, are currently listed for sale.

In connection with the planned sale of AGREE’s assets, we concluded that the net assets of AGREE met the criteria for classification as held for sale. In addition, the proposed sale represents a strategic shift that will have a major effect on our operations and financial results. As a result, we have presented the results of operations, cash flows and financial position of AGREE as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

SMC

Overview

SMC is a consumer electronics manufacturer of retail karaoke products. Based in Fort Lauderdale, Florida, and founded over forty years ago, SMC is primarily engaged in the development, marketing, and sale of a wide assortment of at-home and in-car consumer karaoke audio equipment, accessories, musical recordings and products. SMC’s portfolio is marketed under both proprietary brands and licenses, including Carpool Karaoke and Sesame Street. SMC’s products are sold in locations worldwide, primarily through mass merchandisers and warehouse clubs, on-line retailers and to a lesser extent department stores, lifestyle merchants, direct mail catalogs and showrooms, music and record stores, and specialty stores.

Recent Developments

Private Placement

On November 20, 2023, SMC entered into an agreement to sell $2,000,000 in common stock through a private placement of common stock. The private placement was completed with two affiliates, both of which were existing shareholders with representation on SMC’s board of directors. The private placement was completed at $0.91 per share of SMC’s common stock, with a total of approximately 2,199,000 shares issued. Net proceeds from the transaction were approximately $1,900,000, net of transaction fees of approximately $100,000. During the six-month period after the closing date, the purchasers may make a written request for registration under the Securities Act of 1933, as amended, of all or any portion of the shares purchased.

As a result of the transaction, our share ownership of SMC was diluted to approximately 28%. Due to the significant change in our ownership and voting rights, we determined that we no longer met the criteria of the primary beneficiary and, accordingly, we deconsolidated SMC as of November 20, 2023. We recorded a $3.0 million loss on deconsolidation for the year ended December 31, 2023.

Upon deconsolidation, we recorded our $2.3 million retained investment in SMC based upon the fair value of the common shares held by us at November 20, 2023. Due to our significant influence over SMC, we began accounting for our retained interest under the equity method of accounting.

Hospitality Lease

On August 23, 2023, MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”), a wholly owned subsidiary of MICS, entered into an Agreement of Lease (the “Lease Agreement”) with OAC 111 Flatiron, LLC and OAC Adelphi, LLC (the “Landlord”), pursuant to which MICS NY agreed to lease approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space in the property located at 111 West 24th Street, New York, New York (the “Premises”). MICS NY intends to use the Premises as a new karaoke venue, offering immersive karaoke technology and audio-visual capabilities, with restaurant and bar offerings.

The term of the Lease Agreement is for fifteen (15) years, or on such earlier date upon which the term shall expire, be canceled or terminated pursuant to any of the conditions or covenants of the Lease Agreement. Pursuant to the Lease Agreement, MICS NY is obligated to pay an initial base rent in the amount of $30,000 beginning August 1, 2024, with scheduled increases over the term, as set forth in the Lease Agreement.

TurnOnGreen

Overview

TurnOnGreen, Inc. (formerly known as Imperalis Holding Corp.), a Nevada corporation (“TOG”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies Inc. (“TOGT”), is engaged in the design, development, manufacture and sale of highly engineered, feature-rich, high-grade power conversion and power system solutions for mission-critical applications and processes. For more than 50 years, Digital Power has been devoted to the perfection of power solution products that have enabled customer innovation in complex applications covering a wide range of industries. A natural outgrowth of TOGT’s development of these power systems has been its effort to apply TOG’s proprietary core power technologies to optimizing the design and performance of electric vehicle (“EV”) charging solutions. TOGT began commercial sales of its product line of high-speed charging solutions in mid-2021. TOG believes that its charging solutions represent an entire generation of new chargers due to improvements in terms of size reduction in electronic circuitry and higher output density. TOG also believes that, by leveraging its experience and expertise in power conversion and generation, it can become a leader in the EV charging solution market.

At Digital Power, TOG provides a comprehensive range of integrated power system solutions that are designed to meet the diverse and precise needs of its customers with the highest levels of efficiency, flexibility and scalability. TOG designs, develops and manufactures custom power systems to meet performance and/or form-factor requirements that cannot be met with standard power products. These power system solutions are designed to function reliably in harsh environments associated with defense and aerospace applications, while also being utilized for applications ranging from industrial and telecommunications equipment to medical instrumentation. TOG believes that Digital Power’s power products are highly adaptive and feature digital power management and software configurations that allow them to achieve higher power efficiency to meet the requirements of both its customers and its OEMs. In addition to Digital Power’s custom power system solutions, it also provides a wide range of industry-standard power products. These products include the AC/DC Open Frame product series, which TOG believes to be among the industry’s leading power switchers in terms of power efficiency. The Open Frame products are deployed in highly compact form factors and modular power series that support configurable multiple DC outputs. Additionally, Digital Power offers high-power and high-voltage laser power supplies tailored to meet the unique requirements of medical, dental, and industrial pulsed energy systems. Digital Power’s expertise also encompasses high-performance and high-power data-center power supplies, semiconductor fabrication equipment power source supplies, desktop power supplies, and a comprehensive range of value-added customized AC/DC and DC/DC ruggedized power supply and system solutions.

TOGT’s EV Charging Solutions

TOG formed TOGT following more than two years of engineering design and product prototypes, to provide EV drivers of all types with easy access to convenient, reliable and high-speed EV charging solutions. TOGT offers Level 2 AC charging infrastructure for use in single family homes, multi-family unit developments, parking garages and lots, commercial retail properties and fleet environments. TOGT provides Level 3 DC fast charger infrastructure for high traffic, high density urban, suburban, exurban locations, and portable microgrid charging infrastructure. Prior to August 2021, Digital Power operated the EV business presently conducted by TOGT. TOGT’s EV charging solutions are designed to address what TOG expects to be a rapid expansion of infrastructure required to support broad adoption of EVs globally. With more than 50 years of expertise in power technology, TOGT provides EV charging solutions to enable the eMobility of tomorrow. TOGT’s innovative charging solutions produce a full charge for an EV with a 250-mile range battery in approximately 30 minutes. TOGT provides a wide range of EV charging solutions, including a Level 2 AC charging product line compatible with the SAE J1772 standard, and a Level 3 DC fast charging product line compatible with the combined charging system standard and the CHArge de MOve (“CHAdeMO”) standard.

TOGT’s network is capable of natively charging (i.e., charging without an adapter) all EV models and supports all charging standards currently available in the United States. Its network can serve a wide variety of private, retail, commercial and fleet customers. TOGT’s charging systems maintain what TOG believes to be the highest standards in the market and are backed by an internationally recognized certificate of safety and performance. TOG anticipates rapid growth in the number of EVs in North America, and TOG intends to expand TOGT’s network of charging stations to accommodate this growth while prioritizing development of locations with favorable traffic and utilization characteristics.

GIGA

Gresham Worldwide, Inc., formerly Giga-tronics, Incorporated (“GIGA”) designs, manufactures and distributes purpose-built electronics equipment, automated test solutions, power electronics, supply and distribution solutions, as well as radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry and the healthcare market.

GIGA has two subsidiaries, Gresham Holdings, Inc. (“Gresham Holdings”) and Microsource Inc. (“Microsource”). GIGA also has a division. GIGA is a majority owned subsidiary of the Company and currently operates as an operating segment of AAI. Gresham Holdings has three wholly owned subsidiaries, Gresham Power Electronics Ltd. (“Gresham Power”), Relec Electronics Ltd. (“Relec”), and Enertec Systems 2001 Ltd. (“Enertec”), and one majority owned subsidiary, Microphase Corporation (“Microphase”). GIGA’s operations consist of three business segments:

•	Radio Frequency Solutions (“RF Solutions”) – consists of Microphase which is located in Connecticut. Microphase designs and manufactures custom microwave hardware products for military applications and generates revenue primarily through production contracts for custom engineered components and RADAR filters;

•	Precision Electronic Solutions – consists of two subsidiaries and one division. The subsidiaries are Enertec located in Israel and Microsource located in California. The division is referred to as the Giga-tronics Division. Enertec develops and supplies advanced command & control, test and calibration systems for use in failsafe military and medical applications. The legacy business of Giga-tronics (the “Giga-tronics Business”) consists of Microsource, a wholly owned subsidiary that develops and manufactures sophisticated RADAR filters used in fighter aircraft, and the Giga-tronics Division which markets “EW Test and Training,” which serves the defense electronics market with a signal generation platform; and

•	Power Electronics & Displays – consists of two subsidiaries, namely Relec and Gresham Power located in the United Kingdom (the “UK”) which primarily engineer and provide integrated, mobile power electronics and display solutions that distribute and supply continuous, dependable, clean low voltage power.

GIGA is focused on products that are getting designed in to military systems such as fighter jet, ships and ground vehicles or missiles, which provide a recurring revenue stream for years to come and decrease competition because the cost of replacing designed in products is prohibitive for both the competition and the customer.

GIGA operates both within the U.S. and at three locations abroad. A summary of GIGA’s locations and high level review of its operations at each facility is provided in the table below:

Name	Location	Nature of Business
Corporate Headquarters	Scottsdale, Arizona	Offices
Microsource and Giga-tronics Division	Livermore, California	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing
Microphase Corporation*	Shelton, Connecticut	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing
Enertec Systems 2001 Ltd.	Karmiel, Israel	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing
Relec Electronics Ltd.	Wareham, Dorset, England UK	Offices and warehouse operations
Gresham Power Electronics Ltd.	Salisbury, Wiltshire, England UK	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing

*	63% owned

Industry

GIGA’s operations focus exclusively on the market for electronic solutions that support the defense industry and other mission critical applications, including medical technology, transportation, and telecommunication. The essential nature of these applications provides a degree of insulation from volatility associated with other segments of the global economy while accounting for stability and steady growth of the addressable market opportunities available in segments that GIGA serves. Demand for solutions to meet these requirements continues unaffected, and in many instances increases in times of global crisis. Total defense spending in the three countries in which we currently operate was expected to total more than an estimated $919 billion in 2023 (https://www.globalfirepower.com/defense-spending-budget.php). GIGA sells to the militaries and defense contractors in 15 other countries as well. Overall global defense spending hit $2.1 trillion in 2023 and is expected to grow at a compounded annual growth rate (“CAGR”) of 3% through 2028 with U.S. spending continuing to lead the world in the same period (ASD Reports, Global Defense Budget Analysis - Forecast to 2028). The current wars in the Ukraine and Israel and tensions with China and in the Middle East have intensified interest and investment in defense platforms throughout the UK and Europe.

GIGA believes that the increasing emphasis on electromagnetic spectrum operations and close coordination of air, land, sea, space and cyber operations will fuel an increase in defense modernization, force protection and situational awareness, all of which will drive increased spending in procurement of components and systems to enable electronic warfare, countermeasures and unattended solutions. The Defense Electronics Market was estimated to be $220.3 billion in 2023 and is projected to reach $ 289.0 billion by 2028, at a CAGR of 5.6%. (https://www.marketsandmarkets.com/Market-Reports/defense-electronics-market-183642563.html). The drive for greater connectivity and analytics will in turn increase demand for radio frequency (“RF”) communications, power electronics and electronic control solutions content in new major military platforms, which are the core offerings of GIGA’s operating units.

Thousands of companies compete in this market to deliver electronics solutions to meet defense and other mission critical applications. However, GIGA’s operating units have longstanding relationships with dominant defense contractors in the U.S., in the UK, in Israel and other countries who hold contracts for major defense platforms with very long life cycles. GIGA’s customers typically have unique needs, and they engage with GIGA in funding development contracts for custom solutions. Once a solution is proven in its application, GIGA typically realizes a secure, recurring revenue stream for products, services and/or repairs for many years (sometimes decades) until the technology becomes outdated. Because GIGA is often sole-sourced for developmental projects, GIGA believes that it is unlikely that a competitor will replace such a designed-in product as the cost and re-qualification time to do so is prohibitive. These relationships enable us to narrow the field of competition considerably and grow based on repeat business with relatively low selling costs. As technology evolves, prime contractors may, over subsequent years, migrate to systems other than those GIGA produces.

Beyond the defense arena, initiatives to complete $42 billion in upgrades to the current National Railway System in the UK over the next three years while spending $115 billion over the next 10 years to build high speed rail to link London with the Midlands cities of Birmingham, Leeds and Manchester will generate significant opportunities for growth in demand for power electronics to upgrade and replace current infrastructure, both in rolling stock and track side controls. Relec’s current relationships and track record for supplying power solutions to the UK rail industry position us ideally to capitalize on these ongoing refurbishment and expansion efforts. A similarly robust market in the medical power supply markets with a compound annual growth rate of 6.9% to reach $1.8 billion in 2025 creates growth opportunities for Relec in the UK. Increases in contracts for the precision manufacturing of medical diagnostic and calibration tools drive growth opportunities for Enertec as well.

Business Strengths

GIGA has the following core strengths that its management believes give it a competitive advantage:

•	Developing and producing classified military products requiring a Sensitive Compartmented Information Facility and personnel with appropriate security clearances. These products are designed-in to military systems such as fighter jets, military ships and vehicles;

•	Military grade quality (AS9100), ultra-reliable technology offerings with elegant designs and precision “high touch” manufacture that stand the test of time, narrow the field of competition and command enhanced operating margins;

•	Enduring relationships with “blue chip” customers in the defense market provide stable revenue growth and reduce sales cost; and

•	Substantial growth in backlog of orders with definite delivery dates for solutions engineered into long life cycle platforms that provide revenue base for years to come. Global operations expand GIGA’s market opportunities, extend its operational reach and diversify its business base.

Strategy

GIGA’s goal is to become the supplier of choice for the major players in the defense industry and provide solutions for mission critical applications in health care.

GIGA’s near-term strategies are focused on developing synergies as a result of the acquisition of Gresham Holdings:

•	Gresham Holdings incurred major overhead expenses being a subsidiary of a larger company. GIGA incurred large expenses being a public company with very limited sales. GIGA is combining the overhead functions, shrinking its leased facilities and focusing on cost reductions;

•	Consolidate duplicate functions and reduce the costs of sales, human resources, information technologies, quality management and contracts administration; and

•	Combine the RF Solutions group into one subsidiary and reduce operating costs.

In addition, GIGA is focused on securing sufficient working capital to execute on a substantial backlog of orders with definite delivery dates, take on additional significant orders and further improve access to capital resources.

GIGA’s long-term strategy includes the following key elements:

•	maintain, strengthen and expand relationships with current customers, by increasing on-time delivery, diversifying solutions offered and maximizing quality of solutions;

•	acquire designed-in products or companies. GIGA believes that there are many small well run, profitable defense contractors whose principal owner is nearing retirement which could be attractive acquisition targets;

•	attract new customers through building business development, marketing and sales infrastructure to raise market awareness and identify opportunities early in the design process;

•	take advantage of the cross-selling opportunities among GIGA’s operating subsidiaries to leverage current resources; and

•	enhance GIGA’s geographic footprint by increasing marketing outreach, forming alliances with leading companies located in areas beyond its current reach and acquiring businesses that expand reach into other geographies.

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

Management Strategy

Our management strategy involves the proactive financial and operational management of the businesses we own in order to increase cash flows and stockholder value. Ault Alliance actively oversees and supports the management teams of each of our businesses by, among other things:

•	recruiting and retaining talented managers to operate our businesses using structured incentive compensation programs, including non-controlling equity ownership, tailored to each business;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	identifying and aligning with external policy and performance tailwinds such as those influenced by growing climate, health, and social justice concerns (and similar environmental, social and governance (“ESG”) drivers);

•	assisting management in their analysis and pursuit of prudent organic growth strategies;

•	identifying and working with management to execute attractive external growth and acquisition opportunities;

•	assisting management in controlling and right-sizing overhead costs;

•	nurturing an internal culture of transparency, alignment, accountability and governance, including regular reporting;

•	professionalizing our subsidiaries at scale; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

Specifically, while our businesses have different growth opportunities and potential rates of growth, we expect Ault Alliance to work with the management teams of each of our businesses to increase the value of, and cash generated by, each business through various initiatives, including:

•	making selective capital investments to expand geographic reach, increase capacity, or reduce manufacturing costs of our businesses;

•	investing in product research and development for new products, processes or services for customers;

•	improving and expanding existing sales and marketing programs;

•	pursuing reductions in operating costs through improved operational efficiency or outsourcing of certain processes and products; and

•	consolidating or improving management of certain overhead functions.

Our businesses typically acquire and integrate complementary businesses. We believe that complementary add-on acquisitions improve our overall financial and operational performance by allowing us to:

•	leverage manufacturing and distribution operations;

•	leverage branding and marketing programs, as well as customer relationships;

•	add experienced management or management expertise;

•	increase market share and penetrate new markets; and

•	realize cost synergies by allocating the corporate overhead expenses of our businesses across a larger number of businesses and by implementing and coordinating improved management practices.

Compliance with Material Government (Including Environmental) Regulations

Sentinum

Sentinum is subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection and remediation of hazardous substances and wastes. Sentinum continually assesses compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation, and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of operations. While Sentinum’s regulatory compliance costs are currently not considered material, it is possible that costs incurred to ensure continued environmental compliance could have a material impact on results of operations, financial condition or cash flows if new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of ongoing monitoring.

The Michigan Facility is subject to a final corrective measures plan with the Environment Protection Agency. The seller performed remedial activities at the Michigan Facility relating to historical soil and groundwater contamination and Sentinum is responsible for ongoing monitoring and final remediation plans. We estimate cost of the environmental remediation obligation is approximately $0.4 million and reflects our best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and ACS’s time frame for remediation. We may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

TurnOnGreen

TurnOnGreen’s businesses are heavily regulated in most of its markets. TurnOnGreen handles power electronics products mainly in the form of power conversion. TurnOnGreen must take into account several standards for electronic safety to protect the health of humans and animals. TurnOnGreen serves diverse markets including automotive, defense/aerospace, medical/healthcare, industrial and telecommunications, each of which has its own set of safety regulations and standards that TurnOnGreen must comply with.

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

Research and Development

During the years ended December 31, 2023 and 2022, we spent approximately $7.2 million and $2.8 million, respectively, on research and development.

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

The following description provides an overall view of our Company. Since we are a holding company, however, every statement may not be applicable to every subsidiary, particularly since some are located in foreign countries.

Employee Profile

As of December 31, 2023, we had 643 employees located in the U.S., the U.K. and Israel, of whom 71 were engaged in engineering and product development, 62 in sales and marketing, 369 in general operations and 141 in general administration and finance. All but 56 of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

As of December 31, 2023, approximately 28% of our current workforce is female, 72% male, and our average tenure is 6.4 years, a decrease of 17% from an average tenure of 7.7 years as of December 31, 2022.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce. We believe that our average tenure of 6.4 years as of the end of the fiscal year 2023 reflects the engagement of our employees in this core talent system tenet.

We believe we materially comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

Employee Engagement and Development

Our employee engagement efforts include our frequent and transparent “all-hands” meetings and executive communications, through which we aim to keep our employees well-informed and to increase transparency. We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our employees’ needs. We plan to conduct annual confidential employee surveys as we believe that ongoing performance feedback encourages greater engagement in our business and improves individual performance. Our employees will participate in a 360-degree evaluation process to identify critical capabilities for development and establish new stretch goals.

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

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, healthcare and insurance benefits, paid time off, family leave, family care resources and flexible work schedules. We established a Company matched 401(k) plan during 2021.

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

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the SEC, including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Cautionary Note About Forward-Looking Statements” at the beginning of this Annual Report.

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

We may not be able to utilize our net operating loss carryforwards.

As of December 31, 2023, we had federal and state net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $23.7 million and $104.2 million, respectively, after application of the limitations set forth in Section 382 of the Internal Revenue Code. In accordance with Section 382, future utilization of our NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. We also maintain NOLs in various foreign jurisdictions.

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

We are subject to the examination of our income tax returns by the IRS and foreign tax authorities in the jurisdictions in which we operate, and we may be subject to assessments or audits in the future in any such jurisdictions. The tax authorities in these jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue and may claim that various withholding requirements apply to us or our subsidiaries, challenge the availability to us or our subsidiaries of certain benefits under tax treaties, and challenge our methodologies for valuing developed technology or intercompany arrangements or our revenue recognition policies, which could result in an increase of our worldwide effective tax rate and have a material adverse effect on our financial condition and operating results.

Risks Related to Our Indebtedness and Liquidity

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

If we are unable to comply with the covenants or restrictions contained in the Loan Agreement with our senior secured lender, the lender could declare all amounts outstanding under the Loan Agreement to be due and payable and foreclose on its collateral, which could materially adversely affect our financial condition and operations.

As previously announced, on December 14, 2023, we, along with our wholly owned subsidiaries Sentinum, Third Avenue, ACS, BNI Montana, Ault Lending, Ault Aviation and AGREE, entered into the Loan Agreement with institutional lenders, pursuant to which Ault & Company borrowed $36 million and issued Secured Notes to the lenders in the aggregate amount of $38,918,919. Pursuant to the Loan Agreement, we, and the other Guarantors, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) the Miners, (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Third Avenue, Ault Energy, ADTC, Eco Pack, and Circle 8 Holdco, (iii) a mortgage and security agreement by Third Avenue on the Florida Property, (iv) a future advance mortgage by ACS on the Michigan Property, (v) an aircraft mortgage and security agreement by Ault Aviation on the Aircraft, and (vi) deposit account control agreements over certain bank accounts held by certain of our subsidiaries. The Loan Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default.

The covenants and other restrictions contained in the Loan Agreement and other current or future debt agreements could, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay dividends or make other restricted payments, create liens on assets, make investments, loans or advances, make acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, substantially all of our borrowed money obligations are secured by certain of our assets.

A failure to comply with any restrictions or covenants in the Loan Agreement, or to make payments into the Segregated Account when due or make other payments we are obligated to make under Loan Agreement, could have serious consequences to our financial condition or result in a default under the Loan Agreement and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these debt agreements and to foreclose upon collateral securing the debt, among other remedies. Furthermore, an event of default or an acceleration under one of our debt agreements could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We may not be granted waivers or other amendments to these debt agreements if for any reason we are unable to comply with these debt agreements, and we may not be able to restructure or refinance our debt on terms acceptable to us, or at all. Whether or not those kinds of actions are successful, we might seek protections of applicable bankruptcy laws. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. If we were to seek certain restructuring transactions, our creditors would experience better returns as compared to our equity holders. Any of these actions could have a material adverse effect on the value of our equity and on our business, financial performance, and liquidity.

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

Circle 8 currently has a substantial amount of outstanding debt. As of December 31, 2023, it had total outstanding indebtedness of approximately $22.5 million, of which $15.9 million was borrowed from First Citizens Bank (“FCB”) in a senior secured asset-based revolving line of credit and $4.8 million consists of outstanding equipment notes with De Lage Landen Group, LLC (“DLL”) and MidCap Equipment Finance (“MicCap”). Circle 8 has the ability to increase the FCB loan by $10 million. Circle 8 may further increase its debt balance where permitted by incumbent lenders for growth and expansionary purposes. Circle 8’s substantial indebtedness could have important consequences. For example, it may:

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

Circle 8 expects to use cash flow from operations and borrowings under the FCB commitment to meet current and future financial obligations, including funding operations, debt service and capital expenditures. Circle 8’s ability to make these payments depends on future operational performance, which will be affected by financial, business, economic and other factors, many of which Circle 8 cannot control. Circle 8’s business may not generate sufficient cash flow from operations in the future or be able to appropriately adjust operations to suit organic industry developments, which could result in Circle 8’s inability to service its debt obligations, or to fund other liquidity needs. If Circle 8 has insufficient capital to cover its debt obligations, it may be forced to reduce or delay ongoing or growth activities and capital expenditures, sell assets, obtain additional debt or dilutive equity capital or restructure or refinance all or a portion of its debt, including the incumbent FCB, DLL and MidCap loans, and any other incremental loans, on or before maturity. There can be no assurance that Circle 8 will be able to accomplish any of these alternatives on terms acceptable to it or to us, if at all. In addition, the terms of existing or future indebtedness, including the agreements governing the incumbent loans, may limit Circle 8’s ability to pursue any other alternatives.

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

Circle 8 primarily provides lifting solutions for the U.S. domestic oil market. As such, any downturn in the U.S. domestic oil market or the economy as a whole could result in reduced demand for its services or lower sales prices. Additionally, its business may face temporary or long-term negative impacts due to:

•	a reduction in extraction levels by customers due to increased costs and break-even oil price and lower levels of reserves due to depletion of existing reserves and resources;

•	exploration and drilling are capital intensive and results are uncertain, which may limit Circle 8’s current clients’ demand for Circle 8’s services and adversely affect its ability to generate new clients;

•	until it executes on its expansion program, dependence on a limited number of clients in a niche oil services market could make Circle 8 vulnerable compared to larger industry incumbents with greater client diversity;

•	unfavorable credit and equity markets affecting end-user access to capital or cost of capital, also potentially increasing the all-in cash costs and break-even oil prices may make operations of its current and future clients no longer economically viable;

•	adverse changes in federal, state, tribal and local government infrastructure spending;

•	an increase in the cost of consumables and construction materials related to oil extraction and infrastructure construction;

•	adverse weather conditions or natural disasters which may affect a particular region;

•	a decrease in the level of exploration, development, production activity and capital spending by oil and natural gas companies;

•	an increase in inflationary pressure on materials and labor;

•	labor issues such as strikes or worker shortages;

•	a prolonged shutdown of the U.S. government;

•	an increase in interest rates;

•	supply chain disruptions;

•	changes in federal and state regulations related to climate change and greenhouse gas emissions may materially adversely impact Circle 8’s and/or its clients’ revenues, operating results and profitability;

•	public health crises and epidemics; or

•	terrorism or hostilities involving the United States and/or its allies.

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

Additionally, the training and licensing requirements for crane operators can vary by state and even by municipality, which can create further challenges for Circle 8 in sourcing and deploying qualified labor in different geographic locations. Moreover, the competitive labor market for skilled workers in the oil services industry could potentially drive-up labor costs for Circle 8, which would impact its profitability and competitiveness.

Circle 8’s business is, directly and indirectly, dependent on a functioning global supply chain system. The oil and steel markets are global, and many suppliers, vendors, OEM’s and parts manufacturers for Circle 8 and its clients’ industries are offshore.

The lifting solutions business success is heavily dependent on the availability and efficient conversion to elevated utilization rates of the lifting assets. These metrics can be fundamentally impacted by the functionality of the global supply chain, which plays several roles in the lifting solutions business. For example, supply chain disruptions could delay the delivery of critical parts and components needed for maintenance and repair of lifting assets, leading to longer downtime periods and reduced utilization rates.

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

Circle 8 purchases most of its equipment from a leading, nationally recognized OEM. For the year ended December 31, 2023, the company did not purchase any new cranes as it was in a period of restructuring and right sizing its fleet. Prior thereto, it purchased 100% of its equipment from Manitowoc/Grove, one of the leading worldwide heavy equipment manufacturers. Utilizing one OEM reduces the number of parts and inventory items kept on hand resulting in savings, while still allowing for efficient and timely repairs and maintenance of Circle 8’s cranes. Circle 8 may diversify its equipment supplier options going forward to diversify its fleet somewhat. Utilizing a new OEM equipment manufacturer creates risk from requiring an increase in parts inventory and could have an adverse effect on the business, financial condition or results of operations if the new OEM were unable to supply Circle 8 in an adequate or timely manner.

Circle 8 faces risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Circle 8’s financial results, operations and forecasts depend significantly on worldwide economic and geopolitical conditions, the demand for Circle 8’s products, and the financial condition of its customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for lifting solutions resulting in decreased sales, margins and earnings. In 2022 and 2023, the U.S. experienced significantly heightened inflationary pressures which have continued into 2024. It is difficult to fully mitigate the impact of inflation through price increases passed through to customers that are operating in commodity sector with global end market pricing mechanisms, productivity initiatives and cost savings, which could have an adverse effect on Circle 8’s financial results and position. In addition, if the U.S. economy enters a recession, Circle 8’s sales may decline, which could have an adverse effect on its overall business, operating results and financial condition. Similarly, disruptions in financial and/or credit markets may impact Circle 8’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Further, in the event of a recession or threat of a recession, Circle 8’s customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm Circle 8’s ability to meet its customer demands or collect revenue or otherwise could harm the business and its ability to service incumbent loans, ultimately leading to possible insolvency. An economic or credit crisis could occur and impair credit availability and Circle 8’s ability to raise capital as required for ongoing working capital, maintenance capital and expansion capex. A disruption in the financial markets could impair Circle 8’s banking or other business partners, on whom it relies for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on Circle 8’s operating results. Economic weakness and geopolitical uncertainty may also lead to asset impairment, restructuring actions or adjust Circle 8’s operating strategy and reduce expenses in response to decreased sales or margins. Circle 8 may not be able to adequately adjust its cost structure in a timely fashion, which could have an adverse effect on its operating results and financial condition. Uncertainty about economic conditions may increase foreign currency volatility in markets in which it transacts business, which could have an adverse effect on Circle 8’s operating results.

The inability to forecast trends accurately may have an adverse impact on Circle 8’s business and financial condition.

An economic downturn or economic uncertainty makes it difficult to forecast trends. For example, the economic uncertainty caused by COVID-19, and its impact on Circle 8’s operational and financial performance was highly dependent on the depth and duration of the pandemic, as well as the government-mandated restrictions on economic activity and government economic stimulus packages passed in response to the economic downturn. More recently, rising interest rates, higher than expected inflation, and several bank failures also underscore the potential impact of ongoing economic risks to Circle 8’s operations and financial performance. These factors can lead to increased borrowing costs, reduced consumer spending, and reduced access to credit, among other potential challenges.

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

The full-service crane services and lifting solutions industry is highly competitive and fragmented. Many of the markets in which Circle 8 operates are served by numerous competitors, ranging from global, national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. Circle 8 has historically competed on the basis of availability, quality, reliability, delivery and price. Some of Circle 8’s competitors have significantly greater financial, marketing and other resources than it does, and may be able to reduce rates. Circle 8 may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on its business, financial condition and results of operations.

The cost of new Circle 8 rental fleet units may increase and therefore may require a larger equity investment equipment. In some cases, it may not be possible to procure equipment on a timely basis due to supplier constraints, among other reasons.

The cost of new equipment from manufacturers of Circle 8 fleet may increase because of increased raw material costs, including increases in the cost of steel, which is a primary material used in almost all of the equipment Circle 8 uses, labor shortages, supply chain disruptions or due to increased regulatory requirements, such as those related to emissions. In addition, in an effort to combat climate change, Circle 8’s customers may require Circle 8’s fleet to meet certain standards which may not be able to be met without capital intensive and time-consuming fleet unit retrofits or ultimately cost prohibitive replacements. If such retrofits or replacements cannot be achieved in a timely manner, or at all, Circle 8’s sales, financial results and financial position would be materially adversely impacted. These increases could materially impact Circle 8’s financial condition or results of operations in future periods if Circle 8 is not able to pass such cost increases through to its customers.

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

Circle 8 typically includes in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2023, Circle 8 sold used equipment from Circle 8 rental fleet reducing its fleet from 75 to 55 cranes at an average selling price above of net orderly liquidation value, it cannot be assured that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on Circle 8’s business, financial condition, results of operations or cash flows.

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

Labor disputes could disrupt Circle 8’s ability to serve its customers and/or lead to higher labor costs.

As of December 31, 2023, Circle 8 had approximately 143 employees in Texas, Louisiana and Oklahoma, none of whom is unionized. While Circle 8 has no current plans to unionize any of its locations, it recognizes the possibility of a branch or group of branches in a state becoming unionized against Circle 8’s wishes in the future. However, Circle 8 is committed to maintaining positive and productive relationships with its employees without union influence, prioritizing open communication and collaboration to address any concerns and ensure a positive work environment.

Any Circle 8 employee’s union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain Circle 8 employees, which could adversely affect its ability to serve its customers.

Climate change, climate change regulations and greenhouse effects may materially adversely impact Circle 8 operations and markets.

Climate change and its association with greenhouse gas emissions is receiving increased attention from the scientific and political communities. The U.S. federal government, certain U.S. states and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories. Such new laws or regulations, or stricter enforcement of existing laws and regulations, could increase the costs of operating Circle 8’s businesses, reduce the demand for its products and services and impact the prices charged to customers, any or all of which could adversely affect Circle 8’s results of operations. Failure to comply with any legislation or regulations could potentially result in substantial fines, criminal sanctions or operational changes. Moreover, even without such legislation or regulation, the perspectives of Circle 8’s customers, employees and other stakeholders regarding climate change are continuing to evolve, and increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm Circle 8’s reputation or reduce customer demand for Circle 8’s products and services. Additionally, as severe weather events become increasingly common, Circle 8’s and its customers’ operations may be disrupted, which could result in increased operational costs or reduced demand for its products and services, which could have an adverse effect on Circle 8’s results of operations. In addition, climate change may also reduce the availability or increase the cost of insurance for weather-related events and may impact the global economy, including as a result of disruptions to supply chains. Circle 8 anticipates that climate change-related risks will increase over time.

Risks Related to Our Bitcoin Operations

Risks Related to Our Bitcoin Operations – General

To remain competitive in our industry, we would need to seek to grow our hash rate to match the growing network hash rate and increasing network difficulty of the Bitcoin blockchain, and if we are unable to grow our hash rate at pace with the network hash rate, our chance of earning Bitcoin from our Mining operations would decline.

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

Accordingly, to maintain our chances of earning new Bitcoin rewards and remaining competitive in our industry, we would need to seek to continually add new miners to grow our hash rate at pace with the growth in the Bitcoin network hash rate. However, until such time as we have access to a sufficient amount of power to run all of our existing Bitcoin miners outside of our Michigan Facility, we do not anticipate purchasing additional miners to grow our hash rate. Further, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for Bitcoin increases. Therefore, if and when we do look to purchase additional miners, if the price of Bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may further stagnate and we may fall behind our competitors. If this happens, our chances of earning new Bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

Acceptance and/or widespread use of Bitcoin is uncertain.

Currently, there is a limited use of any Bitcoin in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions or process wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers, which we have experienced, or maintain accounts for persons or entities transacting in Bitcoin. Conversely, a significant portion of Bitcoin demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines Bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for a Bitcoin as a medium of exchange and payment method may always be low.

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

The use of cryptocurrencies, including Bitcoin, to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

•	the progress of worldwide growth in the adoption and use of Bitcoin and other cryptocurrencies as a medium of exchange;

•	the experience of businesses in using Bitcoin;

•	the impact from prominent business leaders in criticizing Bitcoin’s potential harm to the environment and the effect of announcements critical of Bitcoin, such as those that occurred with Elon Musk of Tesla;

•	governmental and organizational regulation of Bitcoin and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems (such as the 2021 ban in China);

•	changes in consumer demographics and public tastes and preferences, including as may result from coverage of Bitcoin or other cryptocurrencies by journalists and other sources of information and media;

•	the maintenance and development of the open-source software protocol of the network;

•	the increased consolidation of contributors to the Bitcoin blockchain through mining pools and scaling of mining equipment by well-capitalized market participants;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•	the use of the networks supporting Bitcoin or other cryptocurrencies for developing smart contracts and distributed applications;

•	general economic conditions and the regulatory environment relating to Bitcoin and other cryptocurrencies;

•	the impact of regulators focusing on cryptocurrencies and the costs, financial and otherwise, associated with such regulatory oversight; and

•	a decline in the popularity or acceptance of Bitcoin could adversely affect an investment in us.

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

The digital asset exchanges on which cryptocurrencies, including Bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of Bitcoin and other cryptocurrencies and can adversely affect an investment in us.

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

A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

We may face several risks due to disruptions in the digital asset markets, including but not limited to the risk from depreciation in our stock price, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of digital assets.

In the second half of 2022 and beginning of 2023, some of the well-known digital asset market participants, including Celsius Network, Voyager Digital Ltd., Three Arrows Capital and Genesis Global Holdco LLC, declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third-largest digital asset exchange by volume at the time, halted customer withdrawals, and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

In response to these and other similar events (including significant activity by various regulators regarding digital asset activities, such as enforcement actions, against a variety of digital asset entities, including Coinbase and Binance), the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets and in Bitcoin. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX and platforms such as Coinbase and Binance have engaged, or may continue to engage, in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices (including the price of Bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

Although we had no direct exposure to FTX or any of the above-mentioned cryptocurrency companies, nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the above-mentioned bankruptcies, the failure or insolvency of large exchanges like FTX or other significant players in the digital asset space may cause the price of Bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us. To date, the disruptions to the digital assets markets have not materially impacted our operations or financial condition. However, no assurances can be given that future disruptions will not have a material and adverse effect on our results of operations or financial condition.

Political or economic crises may motivate large-scale sales of cryptocurrencies, which could result in a reduction in values of cryptocurrencies such as Bitcoin and adversely affect an investment in us.

Geopolitical crises, in particular major ones such as Russia’s invasion of Ukraine and the conflict between Israel and Hamas as well as its supporters, may motivate large-scale purchases of Bitcoin and other cryptocurrencies, which could increase the price of Bitcoin and other cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our Bitcoin following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

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

Cryptocurrency mining has experienced negative media attention surrounding its perceived high electricity use and environmental impact, which has adversely influenced public perception of the industry as a whole. We believe these factors are overstated for the cryptocurrency mining industry because of the informational disparity between cryptocurrency mining and other energy intensive industries. Cryptocurrency miners (particularly Bitcoin miners) have freely and publicly disclosed their energy consumption statistics because electricity usage, and the associated utility fees, is a cost of production. As increasing numbers of publicly traded cryptocurrency miners enter the market, more data, reliably disclosed in compliance with generally accepted accounting principles in the United States of America (“GAAP”), has become available; however, such data has not been made as readily available for competitive payment systems and fiat currencies.

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

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of digital currency, while others have no limit established on total supply. Increased numbers of miners and deployed mining power globally will likely continue to increase the available supply of Bitcoin and other cryptocurrencies, which may depress their market price. Further, large “block sales” involving significant numbers of Bitcoin following appreciation in the market price of Bitcoin may also increase the supply of Bitcoin available on the market, which, without a corresponding increase in customer demand, may cause its price to fall. Currently, the loss of customer demand is also accentuated by disruptions in the crypto assets market. Additionally, to the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the customer demand for cryptocurrencies, including the recent approval of Bitcoin exchange traded funds, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we may in the future mine.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, the accounting policies of many companies are being subjected to heightened scrutiny by regulators and the public, and we have received comments from the staff of the SEC’s Division of Corporation Finance Office of Crypto Assets (the “Staff”) during fiscal year 2023 related to the accounting of our Bitcoin-related operations, among other things.

A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there have been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition. As such, there remains significant uncertainty on how companies can account for crypto asset transactions, crypto assets, and related revenue. Uncertainties in or changes to in regulatory or financial accounting standards, particularly as they relate to the Company, the financial accounting of our Bitcoin-related operations, and the SEC comments we have received in respect of such matters, could result in the need to changing our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition. Recent additional FASB and additional guidance may also impact our business, including our accounting policies and procedures. In addition, receipt of SEC comments as a result of the limited precedent set for financial accounting of digital assets may impact or delay our ability to register certain securities and our ability to access capital markets needed to fund our ongoing growth and operations.

Since there has been a limited precedent set for financial accounting of digital assets, including Bitcoin, it is unclear how we will be required to account for transactions involving digital assets.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the FASB or the SEC for Bitcoin miners, it is unclear how Bitcoin miners may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards or interpretations by the SEC, particularly as they relate to the Company and the financial accounting of our Bitcoin-related operations, could result in changes in our accounting and the necessity to restate our financial statements. In addition, the accounting policies of many companies are being subjected to heightened scrutiny by regulators and the public, and we have received comments from the Staff during fiscal year 2023 related to the accounting of our Bitcoin-related operations. Such continued uncertainty with regard to financial accounting matters, particularly as they relate to the Company, the financial accounting of our bitcoin-related operations and the SEC comments we have received in respect of such matters, could negatively impact our business, prospects, financial condition and results of operations and our ability to raise capital. In addition, receipt of SEC comments may impact or delay our ability to register certain securities and our ability to access capital markets needed to fund our ongoing growth and operations.

Risks Related to Our Bitcoin Operations – Operational and Financial

Our results of operations are expected to be impacted by fluctuations in the price of Bitcoin because a significant portion of our revenue is expected to come from Bitcoin mining production.

The price of Bitcoin has experienced significant fluctuations over its relatively short existence and may continue to fluctuate significantly in the future. Bitcoin prices ranged from approximately $16,548 per coin as of December 31, 2022 to $42,280 per coin as of December 31, 2023, with a high of $44,705 per coin and a low of $16,521 per coin during 2023, according to Coin Market Cap. During the first three months of 2024, Bitcoin prices have ranged as low as $38,522 and as high as $73,750. As of April 10, 2024, the price of Bitcoin was approximately $70,500.

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

Various factors, mostly beyond our control, could impact the Bitcoin price. For example, the usage of Bitcoins in the retail and commercial marketplace is relatively low in comparison with the usage for speculation, which contributes to Bitcoin’s price volatility. Additionally, the reward for Bitcoin mining will decline over time, with the most recent halving event having occurred in May 2020 and the next one expected to occur in April 2024, which may further contribute to Bitcoin price volatility.

Risk related to technological advancements and obsolescence of current bitcoin mining equipment.

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

The price of Bitcoin has experienced significant fluctuations over its relatively short existence and may continue to fluctuate significantly in the future. For example, the price of Bitcoin ranged from approximately $17,000 to approximately $44,000 during 2023, and was approximately $70,500 as of April 10, 2024, according to Coin Market Cap. There can be no assurance that similar fluctuations in the trading price of Bitcoin will not occur in 2024 and in the future. Accordingly, since our revenue will depend in part on the price of Bitcoin, and the trading price of our securities may therefore at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in revenue and/or in the trading price for shares of our common stock. If this occurs, you may lose some or all of your investment.

Our future success will depend in part upon the value of Bitcoin. The value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.

Our operating results from this sector will depend in part upon the value of Bitcoin because it is the sole digital asset we currently mine. Specifically, our revenues from our Bitcoin mining operations are principally based upon two factors: the number of Bitcoin rewards we successfully mine and the value of Bitcoin. We also receive transaction fees paid in Bitcoin by participants who initiated transactions associated with new blocks that we mine. Our strategy currently focuses primarily on Bitcoin (as opposed to other digital assets). Further, our miners are principally utilized for mining Bitcoin and cannot mine other digital assets that are not mined utilizing the “SHA-256 algorithm.” If other digital assets were to achieve acceptance at the expense of Bitcoin, causing the value of Bitcoin to decline, or if Bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm for which our miners are not specialized, or the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm investors.

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

We may be unable to raise additional capital needed to grow our Bitcoin mining business.

We have operated and expect to continue to operate at a loss as we continue to establish our business model and as Bitcoin prices continue to experience significant volatility. In addition, we expect to need to raise additional capital to fund our working capital requirements, expand our operations, pursue our growth strategy and to respond to competitive pressures or working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Further, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. Further, the crypto assets industry has been negatively impacted by recent events such as the bankruptcies of Celsius Network, Voyager Digital, BlockFi, FTX and Genesis Global. In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in Bitcoin. Increased credit pressures on the cryptocurrency industry, such as banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry through lending, have had and may continue to have a material impact on our business. In light of conditions impacting our industry, it may be more difficult for us to obtain equity or debt financing in the future.

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

There is a risk that some or all of the Bitcoin we hold could be lost or stolen. In general, cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our Bitcoin could also be restricted by cybercrime (such as a denial of service attack). While we have taken steps to attempt to secure the Bitcoin we hold, there can be no assurance our efforts to protect our cryptocurrencies will be successful.

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

Our reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on our operations such as a result of cyber-attacks against the mining pool operator and/or our limited recourse against the mining pool operator with respect to rewards paid to us.

We receive crypto asset mining rewards from our mining activity through a third-party mining pool operator. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided.

While we have internal methods of tracking both our power provided and the total used by the pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

Crypto assets may have concentrated ownership and large sales or distributions by holders of such crypto assets could have an adverse effect on the market price of such crypto asset.

As of December 31, 2023, the largest 111 and 2,103 Bitcoin wallets held approximately 15% and 44%, respectively, of the Bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Similar or more concentrated levels of concentrated ownership may exist for other crypto assets as well. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin and other crypto assets.

Risks Related to Our Bitcoin Operations – Legal and Regulatory

We are subject to a highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, prospects or operations.

Our business is subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, crypto asset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, crypto assets and related technologies. As a result, they do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As Bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, SEC, FinCEN and the FBI) have begun to examine the operations of the Bitcoin network, Bitcoin users and the Bitcoin exchange market. Regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the BSA, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

On November 23, 2022, the governor of New York signed into law a two-year moratorium on new or renewed permits for certain electricity-generating facilities that use fossil fuel and provide energy for proof-of-work digital asset mining operations. While this action does not directly impact our current operations, as our power generation plans are currently located in Michigan and we have no plans to establish any facilities in New York, it may be the beginning of a new wave of climate change regulations aimed at preventing or reducing the growth of Bitcoin mining in jurisdictions in the United States, including potentially jurisdictions in which we now operate or may in the future operate. The above-described developments could also demonstrate the beginning of a regional or global regulatory trend in response to environmental and energy preservation or other concerns surrounding crypto assets, and similar action in a jurisdiction in which we operate or in general could have a devastating effect on our operations. If further regulation follows, it is possible that the Bitcoin mining industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment. We are not currently aware of any legislation in Michigan being a near-term possibility. If further regulatory action is taken by various governmental entities, our business may suffer and investors in our securities may lose part or all of their investment.

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

As crypto assets have grown in both popularity and market size, various U.S. federal, state and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, then-U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets. In recent months, members of Congress have made inquiries into the regulation of crypto assets, and Gary Gensler, Chair of the SEC, has made public statements regarding increased regulatory oversight of crypto assets. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, Hong Kong, have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of crypto assets, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading, and in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for currencies.

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

Pending regulation related to electricity consumption by mining companies may impact our results of operations.

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

In December 2022, Senator Edward J. Markey, Chair of the Senate Environment and Public Works Subcommittee on Clean Air, Climate, and Nuclear Safety, and Representative Jared Huffman Senate introduced the Crypto-Asset Environmental Transparency Act. The legislation would require the Environmental Protection Agency to conduct a comprehensive impact study of U.S. crypto mining activity and require the reporting of greenhouse gas emissions from crypto mining operations that consume more than 5 megawatts of power. If the bill is passed by both the Senate and the House and signed into law, mining facilities may be required to report greenhouse gas emissions and to obtain permits and the price to rent mining facilities may increase. If the price increases significantly and if we are not able to find alternative facilities with reasonable prices acceptable to us, our operation will be disrupted and our results of operation will be negatively impacted.

A particular digital asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of a digital asset, we may be subject to regulatory scrutiny, investigations, fines, and penalties, which may adversely affect our business, operating results and financial condition. Furthermore, a determination that Bitcoin or any other digital asset that we own or mine is a “security” may adversely affect the value of Bitcoin and our business.

The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security, as described below, is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. Our determination that the digital assets we hold are not securities is a risk-based assessment and not a legal standard or one binding on regulators. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin is a security (as currently offered and sold). However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. As of the date of this Annual Report, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, Bitcoin and Ethereum are the only digital assets which senior officials at the SEC have publicly stated are unlikely to be considered securities. As a Bitcoin mining company, we do not believe we are an issuer of any “securities” as defined under the federal securities laws. Our internal process for determining whether the digital assets we hold or plan to hold is based upon the public statements of the SEC and existing case law. The digital assets we hold or plan to hold, other than Bitcoin, may have been created by an issuer as an investment contract under the Howey test, SEC v. Howey Co., 328 U.S. 293 (1946), and may be deemed to be securities by the SEC. However, the Company was not the issuer that created these digital assets and is holding them on an interim basis until liquidated. Should the SEC state that Bitcoin, or other digital assets we hold should be deemed to be securities, we may no longer be able to hold any of these digital assets. It will then likely become difficult or impossible for such digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to cause substantial volatility and significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Our inability to exchange Bitcoin for fiat or other digital assets (and vice versa) to administer our treasury management objectives may decrease our earnings potential and have an adverse impact on our business and financial condition.

Under the Investment Company Act, a company may fall within the definition of an investment company under section 3(c)(1)(A) thereof if it is or holds itself out as being engaged primarily, or proposes to engage primarily in the business of investing, reinvesting or trading in securities, or under section 3(a)(1)(C) thereof if it is engaged or proposes to engage in business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” (as defined therein) having a value exceeding 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. There is no authoritative law, rule or binding guidance published by the SEC regarding the status of digital assets as “securities” or “investment securities” under the Investment Company Act. Although we believe that we are not engaged in the business of investing, reinvesting, or trading in investment securities, and we do not hold ourselves out as being primarily engaged, or proposing to engage primarily, in the business of investing, reinvesting or trading in securities, to the extent the digital assets which we mine, own, or otherwise acquire may be deemed “securities” or “investment securities” by the SEC or a court of competent jurisdiction, we may meet the definition of an investment company. If we fall within the definition of an investment company under the Investment Company Act, we would be required to register with the SEC. If an investment company fails to register, it likely would have to stop doing almost all business, and its contracts would become voidable. Generally speaking, non-U.S. issuers may not register as an investment company without an SEC order.

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the mining, sale and trading of such assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.”

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

If the SEC or another regulatory body considers Bitcoin to be a security under U.S. securities laws, we may be required to comply with significant SEC registration and/or other requirements.

In general, novel or unique assets such as Bitcoin and other digital assets may be classified as securities if they meet the definition of investment contracts under U.S. law. In recent years, the offer and sale of digital assets other than Bitcoin, most notably Kik Interactive Inc.’s Kin tokens and Telegram Group Inc.’s TON tokens, have been deemed to be investment contracts by the SEC. While we believe that Bitcoin is unlikely to be considered an investment contract, and thus a security under the investment contract definition, we cannot provide any assurances that digital assets that we mine or otherwise acquire or hold for our own account, including Bitcoin, will never be classified as securities under U.S. law. This would obligate us to comply with registration and other requirements by the SEC and, therefore, cause us to incur significant, non-recurring expenses, thereby materially and adversely impacting an investment in the Company.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.” If Bitcoin or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto assets that are not considered to be securities.

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

The operation of a Bitcoin mining center, as well as AI hyperscale data centers, can require massive amounts of electrical power. We presently have access to approximately 30 MWs of capacity at our Michigan Facility, which we plan to dedicate to our AI hyperscale data center operations, and 10 MWs of capacity at our Montana Facilities for our mining operations. However, we require additional capacity to operate all of our miners outside the Michigan Facility and Montana Facilities and to support the growing power demands of our AI hyperscale data centers. Our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a Bitcoin are lower than the price of a Bitcoin. Similarly, our AI hyperscale data centers require a reliable and cost-effective power supply to ensure optimal performance and profitability. As a result, any facilities we establish can only be successful if we can obtain sufficient electrical power on a cost-effective basis. The establishment of new mining and AI hyperscale data centers requires us to find locations where this is the case. There may be significant competition for suitable locations for both mining operations and AI hyperscale data centers. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to these operations in times of electricity shortage or may otherwise potentially restrict or prohibit the provision of electricity to such operations. Any shortage of electricity supply or increase in electricity cost in a jurisdiction may negatively impact the viability and the expected economic return for our Bitcoin mining activities and AI hyperscale data center operations in that jurisdiction.

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

The protocol pursuant to which transactions are confirmed automatically on the Bitcoin blockchain through mining is known as proof of work. Proof of stake is an alternative method in validating digital asset transactions. Should the Bitcoin algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. For example, in September 2022, the Ethereum network transitioned from a proof of work to a proof of stake method. We, as a result of our efforts to optimize and improve the efficiency of our Bitcoin mining operations, may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain from this as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. This may additionally have an impact on other various investments of ours. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other digital assets we mine or otherwise acquire or hold for our own account.

Bitcoin is subject to halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to “halving,” which is the process by which the Bitcoin reward for solving a block is reduced by 50% for every 210,000 blocks that are solved. This means that the amount of Bitcoin we (or any other mining company) are rewarded for solving a block in the blockchain is permanently cut in half. For example, the latest halving having is expected to occur in April 2024, with a revised payout of 3.125 Bitcoin per block solved, down from the current reward rate of 6.25 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its current price, all other factors being equal (including the same number of miners and a stable hash rate), our revenue would decrease substantially upon the next halving.

Further, due to the halving process, unless the underlying code of the Bitcoin blockchain is altered (which may be unlikely given its decentralized nature), the supply of Bitcoin is finite. Once 21 million Bitcoin have been generated by virtue of solving blocks in the blockchain, the network will stop producing more which is anticipated to occur in approximately 2140. Currently, there are approximately 19.7 million Bitcoin in circulation representing about 93.6% of the total supply of Bitcoin under the current source code. For the foregoing reasons, the halving feature exposes us to inherent uncertainty and reliance upon the historically volatile price of Bitcoin, rendering an investment in us particularly speculative, especially in the long-term. If the price of Bitcoin does not significantly increase in value, your investment in our common stock could decline significantly.

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

Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in crypto asset codes, including Bitcoin codes, may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitation of flaws in the source code that allow malicious actors to take or create money have previously occurred. Additionally, as AI capabilities improve and are increasingly adopted, we may see cyberattacks created through AI. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. As technological change occurs, the security threats to our cryptocurrencies will likely change and previously unknown threats may emerge. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.

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

Our growth strategy through acquisitions is fraught with risk. Since 2017, we acquired a majority interest in Microphase, all of Enertec, all of Relec, the Michigan Facility, a majority interest in IMHC, the four hotel properties in and around Madison, Wisconsin, certain real property located in St. Petersburg, Florida, a majority interest in SMC, substantially all the assets and certain specified liabilities of Circle 8 Crane Service and a position in ROI with which we consolidate as a VIE. Our strategy and business plan are dependent on our ability to successfully integrate acquisitions. In addition, while we are based in Las Vegas, NV, our finance and legal departments are located elsewhere in the U.S., and certain subsidiary’s operations are located across the U.S. and internationally. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

If we make any additional acquisitions, they may disrupt or have a negative impact on our business.

We have plans to eventually make additional acquisitions. Whenever we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	If senior management and/or management of future acquired companies terminate their employment prior to our completion of integration;

•	difficulty of integrating acquired products, services or operations;

•	integration of new employees and management into our culture while maintaining focus on operating efficiently and providing consistent, high-quality goods and services;

•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	unanticipated issues with transferring customer relationships;

•	complexity associated with managing our combined company;

•	difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	effect of any government regulations which relate to the business acquired; and

•	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

In the ordinary course of our business, we evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives or that no longer fit with our broader strategy. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities, including environmental liabilities, related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

As of April 15, 2024, Ault & Company, of which Milton C. (Todd) Ault, III is the chief executive officer, beneficially owned 452,443 shares of our common stock, consisting of (i) 229 shares of common stock owned and (ii) 452,214 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock. While as of April 15, 2024, Ault & Company beneficially owned 1.5% of our common stock, Ault & Company owned additional shares of Series C Convertible Preferred Stock and warrants to purchase shares of common stock that cannot be converted and/or exercised in accordance with the rules and regulations of the NYSE American, LLC unless we first obtain stockholder approval. If stockholder approval was obtained and there were no restrictions on the conversion and/or exercise of the Series C Convertible Preferred Stock and warrants owned by Ault & Company as of April 15, 2024, then Ault & Company would beneficially own 82.2% of our common stock.

In addition, pursuant to the November 2023 SPA, as amended in March 2024, Ault & Company has the right to purchase up to an additional $31.5 million of Series C Convertible Preferred Stock and Series C Warrants, which would further increase their beneficial ownership. Given the close relationship between Ault & Company, on the one hand, and our company, on the other, it is not inconceivable that we could further amend the November 2023 SPA or enter into additional securities purchase agreements with Ault & Company.

Although we have relied on Ault & Company to finance us in the past, we cannot assure you that Ault & Company will assist us in the future. We would far prefer to rely on Ault & Company’s assistance compared to other sources of financing as the terms they provide us are in general more favorable to us than we could obtain elsewhere. However, Messrs. Ault, Horne and Nisser could face a conflict of interest in that they serve on the board of directors of each of Ault & Company and our company. If they determine that an investment in our company is not in Ault & Company’s best interest, we could be forced to seek financing from other sources that would not necessarily be likely to provide us with equally favorable terms.

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

As of April 15, 2024, we beneficially own 2,092,427 shares of Alzamend’s common stock, representing approximately 25.5%, consisting of (i) 1,111 shares underlying currently exercisable warrants we own, (ii) 768,365 shares held by Ault Lending and (iii) 1,322,951 shares issuable upon conversion of series B convertible preferred stock of Alzamend (the “ALZN Series B Preferred”) held by Ault Lending.  In addition, Ault Lending owns additional shares of ALZN Series B Preferred and warrants to purchase shares of common stock that cannot be converted and/or exercised in accordance with the rules and regulations of the Nasdaq Stock Market unless Alzamend first obtains stockholder approval. In addition, the warrants are either not currently exercisable, as the initial exercise dates are six months after issuance, while other warrants contain beneficial ownership blockers. If stockholder approval was obtained and there were no restrictions on the conversion and/or exercise of the ALZN Series B Preferred and warrants owned by Ault Lending as of April 15, 2024, then we would beneficially own 43.8% of Alzamend’s common stock.

In addition, pursuant to the January 2024 SPA, Ault Lending has the right to purchase up to an additional $4.0 million of ALZN Series B Preferred and warrants, which would further increase our beneficial ownership. Beyond the securities we beneficially own, Mr. Ault, our Chief Executive Officer, beneficially owns an additional 1,168,560 shares of common stock, consisting of (i) 166,865 shares held by Mr. Ault, (ii) 996,197 shares held by Ault Life Sciences, Inc. (“ALSI”) and (iii) 5,498 shares held by Ault Life Sciences Fund, LLC (“ALSF”). Mr. Ault has sole voting and investment power with respect to the securities held of record by ALSI and ALSF.

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

While Avalanche received funds from a third party in the amount of $2.75 million in early April of 2019 in consideration for its issuance of a convertible promissory note to such third party (the “Third Party Note”), $2.7 million was used to pay an outstanding receivable due us and no amount was used to repay the debt Avalanche owes us pursuant to the AVLP Loan Agreement. On October 12, 2021, Ault Alpha LP (“Ault Alpha”), an entity that was an affiliate of ours at that time, repaid the Third Party Note in full and also acquired a warrant to purchase 1.6 million shares of AVLP common stock. In consideration therefor, AVLP issued Ault Alpha a term note in the principal amount of $3.6 million, which term note had a maturity date of June 30, 2022.

On June 27, 2022, AVLP exchanged the term note it had issued to Ault Alpha for a 10% senior secured convertible note in the principal face amount of $3.8 million due June 15, 2024 (the “Ault Alpha Note”). The Ault Alpha Note is convertible, subject to adjustment, at $0.50 per share. AVLP also issued Ault Alpha a warrant to purchase an aggregate of 1,617,647 shares of Avalanche common stock at an exercise price of $0.50. Pursuant to a security agreement entered into by Avalanche and Ault Alpha, as amended by an intercreditor agreement entered into by and among the foregoing parties, our company and certain other persons, Ault Alpha was granted a second priority interest in AVLP’s assets securing the repayment of the Ault Alpha Note. In connection with the liquidation of Ault Alpha in December 2023, Ault Lending assumed the Ault Alpha Note, the warrants to purchase Avalanche common stock and the secured party rights.

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

We previously held a convertible note issued to us by AVLP in the amount of $20.0 million, referred to as the AVLP Loan Agreement. On June 1, 2022, we converted the entire principal and accrued interest on the AVLP Loan Agreement into an aggregate of 51.9 million shares of common stock of Avalanche, representing approximately 90.2% of Avalanche’s issued and outstanding shares of common stock. There is currently no liquid market for the Avalanche common stock. Consequently, even if we were inclined to sell such shares of common stock on the open market, our ability to do so would be severely limited. Avalanche is not current in its filings with the SEC and is not required to register the shares of its common stock underlying the AVLP Loan Agreement or any other loan arrangement we have made with Avalanche described above.

There is doubt as to whether Avalanche will ever have the ability to repay its debt to us, as well as our ability to sell the shares we beneficially own since at present there is no market for these shares. If we are unable to recoup our investment in Avalanche in the foreseeable future or at all, such failure would have a materially adverse effect on our financial condition and future prospects.

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

ROI

Our relationship with ROI may expose us to certain conflicts of interest.

As of April 15, 2024, we beneficially own 1,701,969 shares of ROI’s common stock, consisting of (i) 745,244 shares held by Ault Lending, (ii) 293,358 shares issuable upon the conversion of outstanding shares of Series A Convertible Redeemable Preferred Stock (“ROI Series A Preferred”) we own, and (iii) 663,367 shares issuable upon the conversion of outstanding shares of ROI Series D Preferred we own. While as of April 15, 2024, we beneficially owned approximately 5.1% of ROI’s common stock, we own shares of Series B Convertible Preferred Stock (“ROI Series B Preferred”) and additional shares of ROI Series D Preferred that cannot be converted unless we first obtain shareholder approval, in addition to beneficial ownership blockers and other restrictions. If shareholder approval was obtained and there were no restrictions on the conversion of the securities we own, as of April 15, 2024, then we would beneficially own 58.2% of ROI’s common stock.

Messrs. Ault and Nisser could face a conflict of interest in that they serve on the board of directors of each of ROI and our company.

Risks Related to RiskOn

Risks Related to BNC

If BNC does not successfully develop its business, the shares that we own as well as those we are entitled to may have very little value, if any.

We sold BNC to ROI under the assumption that BNC is worth $100 million, of which we would receive shares of Series B Preferred valued at $86 million, assuming ROI obtains Shareholder Approval, as discussed above. However, if BNC does not successfully develop its business within the foreseeable future, ROI could be required to seek additional capital, which could result in a decrease in the value of our shares of Series B Preferred, whether due to dilution or the terms of such financing. There can be no assurance that ROI would be able to raise the requisite financing to maintain or develop its business on reasonably favorable terms, whether to it or to us, if at all. Further, whether or not BNC seeks or receives additional financing, if its business never develops, then our shares of Series B Preferred will in all likelihood have no value at all.

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

If people do not perceive BNC’s products to be useful, reliable, and trustworthy, BNC may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that BNC will not experience a similar inability to generate a significant used baser or, if achieved, subsequent erosion of BNC’s active user base or engagement levels. User engagement can be difficult to measure, particularly as BNC introduces new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other competitive products or services;

•	BNC fails to introduce new features, products, or services that users find engaging or if BNC introduces new products or services, or makes changes to existing products and services, that are not favorably received;

•	users feel that their experience is diminished as a result of the decisions BNC makes with respect to the frequency, prominence, format, size, and quality of ads that BNC displays;

•	users have difficulty installing, updating, or otherwise accessing BNC’s products on mobile devices as a result of actions by BNC or third parties that BNC relies on to distribute BNC’s products and deliver BNC’s services;

•	BNC is unable to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	there are decreases in user sentiment due to questions about the quality or usefulness of BNC’s products or BNC’s user data practices, concerns about the nature of content made available on BNC’s products, or concerns related to privacy, safety, security, well-being, or other factors;

•	BNC is unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;

•	BNC is unable to obtain or attract engaging third-party content;

•	BNC is unable to successfully maintain or grow usage of and engagement with applications that integrate with BNC’s products;

•	users adopt new technologies where BNC’s products may be displaced in favor of other products or services, or may not be featured or otherwise available;

•	there are changes mandated by legislation, government and regulatory authorities, or litigation that adversely affect BNC’s products or users;

•	BNC is unable to offer a number of BNC’s products and services in Europe, or are otherwise limited in BNC’s business operations, as a result of European regulators, courts, or legislative bodies determining that BNC’s reliance on Standard Contractual Clauses or other legal basis BNC may rely upon to transfer user data from the European Union to the United States is invalid;

•	there is decreased engagement with BNC’s products, or failure to accept BNC’s terms of service, as part of privacy-focused changes that BNC has implemented or may implement in the future, whether voluntarily, in connection with the General Data Protection Regulation (“GDPR”), the European Union’s ePrivacy Directive, the California Privacy Rights Act (“CPRA”), or other laws, regulations, or regulatory actions, or otherwise;

•	technical or other problems prevent BNC from delivering its products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content, or users feel their experience is diminished as a result of BNC’s efforts to protect the security and integrity of the Platform;

•	BNC adopts terms, policies, or procedures related to areas such as sharing, content, user data, or advertising, or BNC takes, or fails to take, actions to enforce BNC’s policies, that are perceived negatively by BNC’s users or the general public;

•	BNC elects to focus its product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement;

•	BNC makes changes in its user account login or registration processes or changes in how BNC promotes different products and services across its family of products;

•	initiatives designed to attract and retain users and engagement, including the use of new technologies such as artificial intelligence, are unsuccessful, whether as a result of actions by BNC, its competitors, or other third parties, or otherwise;

•	there is decreased engagement with BNC’s products as a result of taxes imposed on the use of social media or other mobile applications in certain countries, internet shutdowns, or other actions by governments that affect the accessibility of BNC’s products in their countries;

•	BNC fails to provide adequate customer service to users, marketers, developers, or other partners; or

•	BNC, developers whose products are integrated with BNC’s products, or other partners and companies in BNC’s industry are the subject of adverse media reports or other negative publicity, including as a result of BNC’s or its user data practices.

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

Risks Related to Government Regulation and Enforcement Regarding BNC

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

Changes in laws affecting gaming and gambling or the public perception of gaming and gambling may adversely impact BNC’s business.

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

To date, BNC has not, to its knowledge, experienced a cyber-attack or other security incident, however, it does expect to experience such cyber-attacks and other security incidents of varying degrees from time to time, and BNC expects to incur significant costs in protecting against or remediating such incidents. In addition, BNC is subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection. As a result, affected users or government authorities could initiate legal or regulatory actions against BNC in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause BNC to incur significant expense and liability or result in orders or consent decrees forcing BNC to modify its business practices. Such incidents or BNC’s efforts to remediate such incidents may also result in a decline in BNC’s active user base or engagement levels. Any of these events could have a material and adverse effect on BNC’s business, reputation, or financial results.

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

Companies, in particular established ones, in the internet, technology, and media industries typically own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In the event that BNC ever develops a significant intellectual property portfolio, it would face similar challenges that established companies do. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time BNC may introduce or acquire new products, which could increase BNC’s exposure to patent and other intellectual property claims from competitors and non-practicing entities.

From time to time, BNC may receive notices from patent holders and other parties alleging that certain of BNC’s products and services, or user content, infringe their intellectual property rights. BNC expects, should its business ever develop, to be involved in a number of intellectual property lawsuits. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all or even most cases. In addition, plaintiffs may seek, and BNC may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of BNC’s anticipated operations. BNC may seek, if possible, to settle such lawsuits and disputes on terms that are unfavorable to it. Similarly, if any litigation to which BNC is a party is resolved adversely, BNC may be subject to an unfavorable judgment that may not be reversed upon appeal, if appealed. The terms of such a settlement or judgment may require us to cease some or all of BNC’s operations or require us pay substantial amounts to the other party, which we may not be able to afford. In addition, BNC may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all, and may significantly increase BNC’s operating costs and expenses. As a result, BNC may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense, could result in less effective technology or practices or otherwise negatively affect the user experience, or may not be feasible. BNC’s business, financial condition, and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

Risks Related to askROI

askROI is heavily dependent upon on an exclusive licensing agreement.

askROI is heavily dependent upon one single exclusive licensing agreement (the “License Agreement”), which involves a number of risks, not all of which may be adequately summarized in this section. Primarily, however, they consist of the following: (i) reliance on a single licensing agreement for core technology could lead to significant disruptions if the License Agreement is terminated, not renewed, or does not provide the benefits that askROI presently expects to derive from it; and (ii) the exclusive nature of the licensing agreement may restrict askROI’s ability to expand its operations beyond North America, potentially limiting growth opportunities. If askROI’s rights benefits under the License Agreement do not materialize in the way it presently expects, its business and future prospects could be materially and adversely affected.

askROI is heavily dependent on its LLM provider.

askROI is heavily dependent on its Large Language Model (“LLM”) provider, which presents a number of risks, which are related to the risks outlined immediately above and include the following: (i) askROI’s platform heavily relies on the LLM technology provided by its development partner, or licensor of the License Agreement (the “Licensor”), which means that any issues with the LLM’s performance, reliability, or adaptability could directly and adversely impact askROI’s product quality and customer satisfaction; (ii) any disputes or disagreements over intellectual property rights related to the LLM technology or jointly developed components could lead to legal challenges and operational disruptions, and (iii) any divergence in strategic objectives, priorities, or values between askROI and the Licensor, which is the same entity that provides services to RiskOn with respect to BNC, could strain the relationship and hinder effective collaboration.

Further, any negative publicity, security breaches, or ethical controversies associated with the Licensor could indirectly impact askROI’s reputation and customer trust. In addition, the Licensor’s financial instability or a change in ownership of the Licensor could disrupt the partnership and force askROI to seek alternative providers, which it may or may not be able to do, whether on a timely basis or at all.

Moreover, any unfavorable changes in the Licensor’s pricing model or license fees could increase askROI’s operational costs and reduce its profit margins, if any, and any uncertainty around the renewal terms of the licensing agreement or partnership contract could create long-term planning challenges for askROI.

If any of the foregoing risks were to materialize, askROI’s business and future prospects could be materially and adversely affected.

askROI faces risks commonly associated with start-up companies.

askROI faces risks commonly associated with start-up companies. As a start-up company, askROI may face difficulties in validating market demand for its AI-powered insights platform, which could adversely impact its ability to attract and acquire customers. Further, enterprise sales cycles can be lengthy, particularly for a start-up company without an established track record. Prolonged sales cycles could strain askROI’s cash flow and hinder growth, and (iii) reliance on a few large customers could make askROI vulnerable to revenue volatility and adversely impact its bargaining power. If any of the foregoing risks were to materialize, askROI’s business and future prospects could be materially and adversely affected.

askROI faces adoption and integration and other challenges.

askROI faces adoption and integration challenges. Complex onboarding processes or steep learning curves could slow customer adoption and time-to-value realization. Further, its software could be difficult to integrate with a customer’s legacy systems, leading to challenges with customers’ legacy systems and tools. Any difficulties associated with integration of different systems could limit askROI’s market penetration and customer satisfaction. In addition, the Licensor’s development team may have limited capacity to support askROI’s platform development needs, particularly if askROI were to begin seeing significant growth and require more rapid iterations and customizations. Also, the LLM technology may not be optimized for the scale and performance requirements of askROI’s growing user base, leading to performance bottlenecks and customer dissatisfaction. Additionally, as a new entrant in the market, askROI may struggle to establish brand awareness and credibility, making it harder to attract customers and partners. Similarly, any negative publicity or customer complaints could disproportionately impact askROI’s reputation as a startup, hindering its growth and ability to compete against established players. If any of the foregoing risks were to materialize, askROI’s business and future prospects could be materially and adversely affected.

Customer retention risks could pose a challenge for askROI.

askROI may experience difficulties in retaining customers. Any failure on its part to achieve strong product-market fit could lead to high customer churn rates, as businesses may not perceive sufficient value in askROI’s offerings. Further, as a newly formed entity, askROI may struggle to provide the level of customer support expected by enterprise clients, which could have a materially adverse impact on customer satisfaction and retention. Finally, low barriers to entry and minimal switching costs in the AI and analytics market could make it easier for customers to move to competitors, thereby increasing askROI’s customer retention risks. If any of these developments were to occur, askROI’s business and future prospects could be materially and adversely affected.

Ethical AI concerns.

The AI industry is commonly associated with ethical concerns, whether real or perceived, which askROI must overcome in order to successfully develop its business. Such concerns include the risk that unintended biases in askROI’s AI models could lead to discriminatory or unfair outcomes, damaging the entity’s reputation and exposing it to legal risks, and that difficulty in providing clear explanations for AI-generated insights could erode customer trust and hinder adoption of askROI’s product offerings. If askROI cannot substantially mitigate or prevent such concerns from arising, its business and future prospects could be materially and adversely affected.

Risks Related to GuyCare

GuyCare’s limited operating history and evolving business model make it difficult to evaluate GuyCare’s future prospects and may increase the risk of your investment.

As a newly launched subsidiary in 2023, GuyCare faces significant challenges in establishing its brand presence, attracting and retaining customers, and achieving profitability in a competitive market. GuyCare’s limited operating history makes it difficult for investors, analysts, and other stakeholders to evaluate its business model, financial performance, and future prospects accurately, all the more so as GuyCare is merely one subsidiary of RiskOn, which has other subsidiaries. GuyCare may encounter unexpected obstacles, such as market resistance to its offerings, difficulties in scaling its operations, or unforeseen regulatory hurdles, which could hinder its ability to execute its business plan effectively. Additionally, as a new entrant, GuyCare may need to invest heavily in marketing, technology infrastructure, and talent acquisition to gain market share and compete with established players, which could strain its and its parent RiskOn’s financial resources and delay profitability.

GuyCare operates in a highly regulated industry with complex and evolving healthcare laws and regulations, which could adversely affect GuyCare’s business, financial condition, and results of operations.

GuyCare operates in the highly regulated healthcare industry, which is subject to a complex web of laws and regulations at both the state and federal levels. These regulations cover various aspects of GuyCare’s business, including telehealth services, data privacy, healthcare marketing, and the practice of medicine. As a new entrant, GuyCare may face a steep learning curve in ensuring compliance with all applicable regulations, which could divert management’s attention and resources from other critical business functions. Failure to comply with these regulations could result in significant penalties, legal liabilities, and reputational damage. Moreover, the regulatory landscape for telehealth and men’s health is constantly evolving, with new laws, regulations, and enforcement priorities emerging in response to technological advancements and public health concerns. GuyCare must proactively monitor these changes and adapt its business practices accordingly to mitigate compliance risks and maintain its competitive edge. This may require significant investments in legal and compliance resources, which could impact GuyCare’s financial performance.

The rapidly evolving telehealth industry presents unique challenges and risks for GuyCare as a new entrant in the market.

GuyCare’s business model is heavily reliant on telehealth services, which have gained significant traction in recent years due to advancements in technology and the COVID-19 pandemic. However, the telehealth industry is still relatively new and evolving rapidly, which presents several risks for GuyCare as a new entrant. First, GuyCare may face challenges in ensuring the quality, reliability, and security of its telehealth platform, which could impact customer satisfaction and loyalty. Second, GuyCare may encounter resistance from traditional healthcare providers or regulatory bodies who are skeptical of telehealth’s efficacy or concerned about its potential risks. Third, the telehealth market is becoming increasingly crowded, with numerous players vying for market share and customer attention. GuyCare must differentiate its offerings and value proposition to stand out in this competitive landscape. Finally, the long-term sustainability of telehealth as a primary mode of healthcare delivery is still uncertain, as it may be impacted by factors such as changes in reimbursement policies, technological disruptions, or shifts in consumer preferences. GuyCare must navigate these risks and uncertainties to establish a strong foothold in the telehealth industry and drive long-term growth.

GuyCare’s hybrid business model, which includes brick-and-mortar clinics, exposes GuyCare to additional operational risks and challenges.

While GuyCare will focus primarily on telehealth services, GuyCare’s hybrid model also includes operating brick-and-mortar clinics, which presents a unique set of risks and challenges. As a new entrant, GuyCare may face significant upfront costs in acquiring or leasing clinic space, purchasing equipment and supplies and hiring clinical staff. These investments may strain GuyCare’s and thereby RiskOn’s financial resources and divert management’s attention from other critical business functions. Additionally, operating physical clinics exposes GuyCare to various operational risks, such as property maintenance, staffing challenges, and potential liability for on-site accidents or medical malpractice. GuyCare must also ensure compliance with a wide range of regulations governing the operation of healthcare facilities, including safety standards, accessibility requirements, and waste management protocols. Any lapses in compliance or negative incidents at GuyCare’s clinics could result in legal liabilities, regulatory penalties and reputational damage.

GuyCare faces intense competition from established players in the men’s health market, which could hinder GuyCare’s ability to gain market share and achieve profitability. The men’s health market is becoming increasingly crowded, with numerous established players and new entrants vying for market share.

As a new company in the men’s health market, GuyCare faces intense competition from various sources, including traditional healthcare providers, telehealth platforms, direct-to-consumer health brands, and retail pharmacies. Many of these competitors have significant advantages over GuyCare, such as greater brand recognition, larger customer bases, more extensive provider networks, and vastly greater financial resources. To survive in this competitive landscape, GuyCare must differentiate itself through innovative offerings, personalized customer experiences, and compelling marketing campaigns. GuyCare must also continuously monitor and adapt to changes in competitor strategies, pricing, and market positioning to avoid being outmaneuvered. However, as a new entrant, GuyCare may lack the market intelligence, customer insights, and agility to respond quickly to competitive threats, which could hinder its ability to gain market share and achieve profitability. Additionally, intense competition may lead to price wars, margin erosion, and customer churn, which could further strain GuyCare’s financial performance.

As a healthcare company collecting sensitive customer information, GuyCare faces significant cybersecurity and data privacy risks that could expose GuyCare to legal liabilities, regulatory penalties, and reputational damage.

As a healthcare company that collects, stores, and processes sensitive customer information, including personal health data, GuyCare is a prime target for cybersecurity threats and data breaches. A successful cyber-attack or data breach could result in the unauthorized access, disclosure, or theft of customer data, which could lead to significant legal liabilities, regulatory penalties, and reputational damage. For example, under state and federal consumer privacy laws, such as the California Consumer Privacy Act, companies that collect personal data must provide customers with certain rights and protections, such as the right to access, delete, or opt out of the sale of their data. Violations of these laws could lead to significant penalties and class-action lawsuits. As a new entrant, GuyCare may lack the robust cybersecurity infrastructure and data privacy controls needed to safeguard customer data effectively. GuyCare must invest heavily in building a secure, compliant data management system and training its employees in data privacy best practices. GuyCare must also regularly monitor and adapt to changes in cybersecurity threats and regulatory requirements to stay ahead of potential risks.

GuyCare’s reliance on third-party suppliers, manufacturers, and partners exposes GuyCare to various operational and financial risks.

GuyCare’s business model depends heavily on third-party suppliers, manufacturers, and partners for various aspects of its operations, including pharmaceutical products, medical supplies, technology infrastructure and marketing services. As a new entrant, GuyCare may lack the bargaining power and established relationships needed to secure favorable terms and reliable service from these third parties. Any disruptions or quality issues in GuyCare’s supply chain or partner network could significantly impact GuyCare’s ability to serve its customers and maintain business continuity. For example, if a key supplier experiences production delays or quality control issues, GuyCare may face shortages of critical products or be forced to recall defective items, which could lead to customer dissatisfaction, legal liabilities, and financial losses. Similarly, if a technology partner experiences a service outage or data breach, GuyCare’s telehealth platform may become unavailable or compromised, leading to lost revenue and reputational damage.

As a new business, GuyCare faces significant challenges in developing, protecting, and commercializing its proprietary technology and other intellectual property assets.

GuyCare’s success depends on its ability to develop, protect, and commercialize its proprietary technology, trade secrets, and other intellectual property (“IP”) assets. As a new entrant in the highly competitive men’s health market, GuyCare may face significant challenges in securing and enforcing its IP rights. For example, GuyCare may lack the financial resources and legal expertise needed to file and prosecute patent applications effectively, or to defend against IP infringement claims by competitors. Additionally, GuyCare’s IP may be vulnerable to reverse engineering, unauthorized disclosure, or independent development by third parties, particularly if GuyCare fails to implement adequate safeguards and confidentiality agreements. Any loss or compromise of GuyCare’s IP could significantly undermine its competitive position and ability to differentiate itself in the market.

Relying on contracted medical groups or hired doctors in certain states introduces additional legal, operational, and quality control risks for GuyCare.

In states where GuyCare cannot directly provide telemedicine services through the use of a nurse practitioner, GuyCare will need to rely on contracted medical groups or hired doctors. These relationships may introduce additional legal, operational, and quality control risks, as GuyCare will have less direct oversight over the care provided to its clients in these states. GuyCare may face increased exposure to malpractice claims or other legal issues arising from the actions of contracted or hired healthcare providers. While these providers should carry their own malpractice insurance, GuyCare could still be named in lawsuits or face reputational damage if the quality of care provided does not meet GuyCare’s standards. Furthermore, GuyCare may have limited ability to enforce its own quality control measures and clinical guidelines when working with external providers. Inconsistencies in the quality of care, adherence to best practices, or bedside manner of contracted or hired providers could undermine GuyCare's brand reputation and customer loyalty.

GuyCare's ambitious multi-state expansion plan may face unforeseen challenges, potentially impacting its financial performance and growth prospects.

GuyCare plans to rapidly expand its telemedicine services to all 41 states that all nurse practitioners to provide its services, which is anticipated to occur within the next five months, is ambitious and may face unforeseen challenges. Delays in obtaining licenses, recruiting providers, or setting up necessary infrastructure could impact GuyCare’s ability to meet its expansion targets and may negatively affect its financial performance and growth prospects.

The loss of key management or healthcare professionals could significantly disrupt GuyCare’s operations and hinder GuyCare’s ability to achieve its growth objectives.

As a new subsidiary, GuyCare’s success is heavily dependent on the skills, experience, and leadership of its key management and healthcare professionals. These individuals play a critical role in setting GuyCare’s strategic direction, building its organizational culture, and executing its business plan. The loss of one or more key personnel, whether due to resignation, illness, or other reasons, could significantly disrupt GuyCare’s operations and hinder its ability to achieve its growth objectives.

As a provider of healthcare products and services, GuyCare faces inherent risks related to product liability claims and lawsuits, which could result in significant legal expenses, damages, and reputational harm.

As a provider of healthcare products and services, GuyCare faces inherent risks related to product liability claims and lawsuits. If a customer experiences an adverse event or injury while using one of GuyCare’s products or services, they may take legal action against GuyCare for damages. Product liability claims can be costly to defend and settle, even if they are ultimately found to be without merit. Additionally, negative publicity surrounding a product liability lawsuit could significantly damage GuyCare’s brand reputation and customer trust, particularly as a new entrant in the market.

Economic downturns or uncertainties could lead to reduced demand for GuyCare’s products and services, negatively impacting GuyCare’s revenue and growth prospects.

As a new business operating in the discretionary healthcare market, GuyCare is particularly vulnerable to economic downturns and uncertainties. During times of economic stress, consumers may cut back on non-essential health and wellness spending, such as elective procedures, preventive care and premium products. This could lead to reduced demand for GuyCare’s offerings, lower revenue, and increased customer churn. Additionally, economic uncertainties may make it harder for GuyCare to secure funding from investors or lenders, particularly as a new entrant with a limited track record of financial performance. This could hinder GuyCare’s ability to invest in growth initiatives, such as new product development, market expansion, and talent acquisition.

Negative publicity or customer feedback could significantly damage GuyCare’s brand reputation and customer trust, hindering GuyCare’s ability to attract and retain customers.

As a new entrant in the highly competitive men’s health market, GuyCare’s success depends heavily on its ability to build and maintain a strong brand reputation. A positive brand image can help GuyCare attract and retain customers, partners, and employees, as well as differentiate itself from competitors. However, building and maintaining a strong brand is a complex and ongoing process that requires significant investments in marketing, customer experience, and product quality. As a new business, GuyCare may face challenges in establishing brand awareness and credibility, particularly in a market where established players have a strong presence. Additionally, any negative publicity or customer feedback, whether justified or not, can quickly erode brand trust and loyalty.

GuyCare faces significant risks and challenges in executing its marketing and advertising strategy effectively and compliantly in the highly regulated healthcare industry.

As a new entrant in the men’s health market, GuyCare must invest heavily in marketing and advertising to build brand awareness, generate demand, and attract new customers. However, GuyCare faces significant risks and challenges in executing its marketing strategy effectively and compliantly. For example, the healthcare industry is subject to strict regulations around marketing and advertising, particularly with respect to product claims, testimonials, and disclosures. Failure to comply with these regulations could result in legal penalties, reputational damage, and loss of customer trust. Additionally, the digital advertising landscape is becoming increasingly complex and competitive, with numerous players vying for consumer attention and data. This can make it difficult for GuyCare to achieve its desired return on investment and to differentiate itself from competitors.

GuyCare may face intellectual property infringement claims from competitors or other third parties, which could result in costly legal battles and damage to GuyCare’s reputation and financial performance.

As GuyCare develops and commercializes its proprietary products and technologies, it may face the risk of intellectual property infringement claims from competitors, patent trolls, or other third parties. These claims can be costly and time-consuming to defend, even if they are ultimately found to be without merit. In some cases, GuyCare may be forced to pay significant damages or royalties, or to cease using certain technologies or products altogether. Additionally, the publicity surrounding an intellectual property dispute can damage GuyCare’s reputation and customer relationships, particularly as a new entrant in the market.

Any disruptions, outages, or security breaches in GuyCare’s technology infrastructure could significantly impact GuyCare’s ability to deliver its products and services as well as and maintain customer trust and loyalty.

GuyCare’s digital-first approach to men’s health relies heavily on its technology infrastructure, including its telehealth platform, mobile apps, and data management systems. Any disruptions, outages, or security breaches in these systems could significantly impact GuyCare’s ability to deliver its products and services, and to maintain customer trust and loyalty. For example, if GuyCare’s telehealth platform experiences a prolonged outage or a data breach, customers may be unable to access care or may have their personal health information compromised. This could result in lost revenue, regulatory penalties, and reputational damage. Additionally, as a new entrant, GuyCare may face challenges in building and maintaining a scalable and resilient technology infrastructure that can keep pace with its growth and evolving customer needs.

Pursuing strategic acquisitions or investments could introduce significant risks and challenges for GuyCare, particularly as a new entrant with limited experience in mergers and acquisitions.

As GuyCare grows and expands its business, it may pursue strategic acquisitions or investments to accelerate its growth, enter new markets, or acquire new capabilities. However, these transactions can also introduce significant risks and challenges, particularly for a new entrant with limited experience in mergers and acquisitions. For example, GuyCare may face difficulties in integrating the acquired company’s technology, products, and personnel into its own operations, leading to culture clashes, redundancies, or loss of key talent. Additionally, the acquisition may not deliver the expected synergies or financial returns, leading to a loss of RiskOn’s shareholder value and confidence.

As a new business, GuyCare may face challenges in securing the necessary financing to fund its growth and expansion plans, which could hinder GuyCare’s ability to achieve its strategic objectives

As a new business operating in a highly competitive and rapidly evolving market, GuyCare may require significant capital to fund its growth and expansion plans. However, securing financing can be challenging for a new entrant, particularly if it has a limited track record of revenue and profitability. Additionally, the terms of any financing, such as interest rates, covenants, and dilution, can have a significant impact on GuyCare’s financial flexibility and long-term value creation.

GuyCare’s dependence on key suppliers and vendors for critical products and services could expose GuyCare to significant operational and financial risks.

GuyCare’s ability to deliver high-quality products and services to its customers depends heavily on its relationships with key suppliers and vendors, such as manufacturers, distributors, and technology providers. However, as a new entrant, GuyCare may have limited bargaining power and may be vulnerable to supply chain disruptions, price increases, or quality issues. Additionally, if GuyCare becomes overly dependent on a single supplier or vendor, it may be exposed to significant risks if that relationship is terminated or becomes strained.

GuyCare’s success heavily depends on its ability to attract, retain, and motivate a skilled and diverse workforce in a highly competitive and regulated industry.

As a new business in a highly regulated and customer-facing industry, GuyCare’s success depends heavily on its ability to attract, retain, and motivate a skilled and diverse workforce. However, GuyCare may face significant challenges in competing for talent, particularly in a tight labor market or in high-cost locations. Additionally, any allegations of discrimination, harassment, or other employment-related issues could expose GuyCare to legal and reputational risks and impact its ability to attract and retain employees.

Expanding into prescription medications and other regulated substances could expose GuyCare to increased regulatory scrutiny, legal liabilities, and reputational risks.

As GuyCare expands its product offerings to include prescription medications and other regulated substances, it may face increased risks and complexities related to pharmaceutical regulations and safety. For example, GuyCare may be subject to strict licensing, manufacturing, labeling, and distribution requirements, as well as ongoing monitoring and reporting obligations. Additionally, any adverse events or safety issues related to GuyCare’s products could expose GuyCare to legal and reputational risks and impact its ability to operate in certain markets.

As a new entrant in the highly regulated and litigious healthcare industry, GuyCare may face a heightened risk of litigation and regulatory investigations related to its products, services, or business practices.

As a new entrant in the highly regulated and litigious healthcare industry, GuyCare may face a heightened risk of litigation and regulatory investigations related to its products, services, or business practices. These legal and regulatory challenges can be costly, time-consuming, and distracting for GuyCare, and may impact its reputation, financial performance, and ability to operate in certain markets. Additionally, GuyCare may be subject to regulatory investigations or enforcement actions related to its compliance with healthcare laws and regulations.

Risks Related to RiskOn 360

Our dependence on key speakers and attendees may adversely affect our conference’s impact and overall success.

The success of RiskOn 360’s annual conference heavily relies on the participation of high-profile speakers and the attendance of key industry professionals. If RiskOn 360 fails to secure the involvement of influential speakers or experiences a significant decline in attendee numbers, the conference’s impact and overall success may be adversely affected, potentially harming RiskOn 360’s reputation and financial performance.

Prevailing economic and market conditions may influence the demand for our conferences and speaking engagements.

The demand for business conferences and speaking engagements may be influenced by prevailing economic and market conditions. In times of economic uncertainty or downturn, companies and individuals may be less willing to invest in attending conferences or hiring speakers, which could result in reduced revenue for RiskOn 360 and negatively impact its ability to organize successful events.

RiskOn 360 operates in a competitive landscape, and its market share and revenue may be adversely affected by other conferences and events.

RiskOn 360 operates in a competitive landscape, with numerous companies organizing similar business conferences and events. If competitors are able to attract a larger audience, secure more prominent speakers, or offer more compelling content, RiskOn 360’s market share and revenue may be adversely affected, potentially impacting the subsidiary’s long-term growth and profitability.

Logistic and operational challenges in organizing large-scale conferences may lead to attendee dissatisfaction, reputational damage, and financial losses.

Organizing large-scale conferences involves significant logistical and operational challenges, such as venue selection, event management, and technology integration. Any disruptions, delays, or failures in the planning and execution of the annual conference could lead to attendee dissatisfaction, reputational damage, and financial losses for RiskOn 360 and, by extension, RiskOn itself.

The actions and content presented at our conferences and speaking engagements may impact the reputation of RiskOn 360’s parent company, RiskOn.

As a subsidiary of RiskOn, RiskOn 360’s actions and the content presented at its conferences and speaking engagements have the potential to impact the reputation of the parent company. If speakers or attendees engage in misconduct, express controversial opinions, or if the conference content fails to meet attendees’ expectations, it could lead to negative publicity and reputational harm for both RiskOn 360 and RiskOn, potentially affecting their ability to attract future speakers, attendees, and clients.

Risks Related to GIGA

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

The power supply industry, and the electronics industry as a whole, can be subject to business cycles. During periods of growth and high demand for our products, we may not have adequate supplies of inventory on hand to satisfy our customers’ needs. Furthermore, during these periods of growth, our suppliers may also experience high demand and, therefore, may not have adequate levels of the components and other materials that we require to build products so that we can meet our customers’ needs. Our inability to secure sufficient components to build products for our customers could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of inventory for certain key components. Increased inventory levels can increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets. If we purchase too much inventory or the wrong inventory, we may have to record additional inventory reserves or write-off the inventory, which could have a material adverse effect on our gross margins and on our results of operations.

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

Sales to customers outside of North America accounted for 19% and 37% of net revenues for the years ended December 31, 2023 and 2022, respectively, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition, GIGA supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation. International sales are also subject to the export laws and regulations of the U.S. and other countries.

Because a significant portion of our revenues and expenses is denominated in foreign currencies, fluctuations in exchange rates could have a material adverse effect on our operating results.

We face foreign exchange risks because a significant portion of our revenue and expenses is denominated in foreign currencies. Further, some suppliers to Enertec and Relec require payment in U.S. dollars, which exposes us to risk. Generally, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. For the years ended December 31, 2023 and 2022, approximately 16.9% and 35.9% of our revenue, respectively, was denominated in currencies other than U.S. dollars. Our results of operations could also be negatively impacted by a strengthening of the U.S. dollar as a large portion of our costs are U.S. dollar denominated. We also have foreign exchange risk exposure with respect to certain of our assets, that are denominated in currencies other than the functional currency of our subsidiaries, and our financial results are affected by the re-measurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. For the years ended December 31, 2023 and 2022, the effects of exchange rates on our cash, cash equivalents, and restricted cash totaled ($0.8) million and $0.9 million, respectively, due to fluctuations in exchange rates and the strengthening of the U.S. dollar. While we may choose to enter into transactions to hedge portions of our foreign currency translation and balance sheet exposure in the future, it is impossible to predict or eliminate the effects of foreign exchange rate exposure. Strengthening of the U.S. dollar could materially adversely affect our results of operations and financial condition.

Our insurance coverage and indemnity may be insufficient to cover potential liabilities we may face due to the risks inherent in the products and services we provide.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing components, integrated assemblies and subsystems for advanced defense, medical, transportation, industrial, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the government end users of our defense offerings in the U.S., the U.K. and Israel. In addition, failures of products and systems that we manufacture or distribute for medical devices, transportation controls or industrial systems also have the potential to result in loss of life, personal injury and/or extensive property damage.

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

Microphase’s future profitability depends upon many factors, including several that are beyond its control. These factors include, without limitation:

•	economic dislocation, supply chain disruption or mandated shutdowns attributable to the COVID-19 pandemic;

•	changes in the demand for its products and services;

•	loss of key customers or contracts;

•	the introduction of competitive products;

•	the failure to gain market acceptance of its new and existing products; and

•	the failure to successfully and cost effectively develop, introduce and market new products, services and product enhancements in a timely manner.

A large percentage of Microphase’s current revenue is derived from prime defense contractors to the U.S. Government and its allies, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities or bidding processes could have an adverse impact on its business, financial condition, results of operations and cash flows.

Microphase’s defense programs may compete with other policy needs, which may be viewed as more necessary. For example, budget and appropriations decisions made by the governments of the U.S, the UK and Israel are outside of Microphase’s control and have long-term consequences for its business. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, and the purchase of Microphase’s products could be superseded by alternate arrangements. The current prolonged delay in providing new aid to Ukraine and Israel are evidence of the political uncertainties. While defense budgets in countries around the world have generally increased, there can be no assurance that such increases will continue for the foreseeable future. A change in government spending priorities or an increase in non-procurement spending at the expense of Microphase’s programs, or a reduction in total defense spending, could have material adverse consequences on its future business.

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

Microphase’s government business is also subject to specific procurement regulations and other requirements. These requirements, though customary in U.S. Government contracts, increase its performance and compliance costs. In addition, these costs might increase in the future, thereby reducing Microphase’s margins, which could have an adverse effect on its business, financial condition, results of operations and cash flows. Failure to comply with these regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on Microphase’s operations and could have an adverse effect on its standing and eligibility for future U.S. Government contracts.

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

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damage incurred by us could have a material adverse effect on our business.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE American. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the past 52-week period (through April 15, 2024), our stock closed at prices between $775.83 per share and $0.2779 per share, as reported on Nasdaq.com. On April 15, 2024, the price of our common stock closed at $0.2779 per share.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

•	the status of our growth strategy including the development of new products with any proceeds we may be able to raise in the future;

•	announcements of technological or competitive developments;

•	announcements or expectations of additional financing efforts;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	regulatory developments affecting us, our customers or our competitors;

•	announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the US or internationally;

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectations of securities analysts or investors in a particular period;

•	changes in the economic performance or market valuations of our competitors;

•	additions or departures of our executive officers;

•	sales or perceived sales of our common stock by us, our insiders or our other stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic, industry, political and market conditions and overall fluctuations in the financial markets in the United States and abroad.

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

Due to a number of financings, we have a substantial number of shares that are subject to issuance pursuant to outstanding convertible debt, warrants and options. As of the date of this annual report, the number of shares of common stock subject to convertible notes, warrants, options, Series A Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Preferred Stock were 6,108,816, 14,769,824, 779, 7,040, 43,500 and 323,835 respectively. We had outstanding options to purchase an aggregate of 779 shares of Common Stock, with a weighted average exercise price of $17,423 per share, exercisable at prices ranging from $13,425 to $19,628 per share and warrants to purchase up to 14,769,824 shares of common stock, with a weighted average exercise price of $1.83 per share, at exercise prices ranging from $0.35 to $90,000 per share. The issuance of common stock pursuant to convertible notes, warrants, options and preferred stock at conversion or exercise prices less than market prices may have the effect of limiting an increase in market price of our common stock until all of these underling shares have been issued.

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

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the conflicts between Russia and Ukraine and between Israel and Hamas, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

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

Our significant increase in the scope and the scale of our operations, including the hiring of additional personnel, has resulted in significantly higher operating expenses. We anticipate that our operating expenses will continue to increase. Expansion of our operations may also make significant demands on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. We cannot assure you that significant problems in these areas will not occur. Failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that attempts to expand our marketing, sales, manufacturing and customer support efforts will succeed or generate additional sales or profits in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, along with the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in its results of operations.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of December 31, 2023, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level.

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

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and annually review and evaluate our internal control over financial reporting in order to comply with the SEC’s rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

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

We are a public company and subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if our internal control over financial reporting continues to not be effective as defined under Section 404, we could be subject to sanctions or investigations by the NYSE American, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2023, we concluded that our internal control over financial reporting contained material weaknesses.

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

We do not anticipate paying cash dividends on our common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Because we are a smaller reporting company, this section is not applicable.

ITEM 1C.	CYBERSECURITY

Information Security Program:

The mission of our information security program is to design, implement, and maintain a comprehensive information security program that protects our systems, services, and data against unauthorized access, disclosure, modification, damage, and loss. Our information security program is comprised of internal and external security and technology professionals who work collaboratively to identify, assess, manage, and mitigate cybersecurity risks and threats across the Company, our subsidiaries, and third-party contractors.

We recognize the importance of effectively managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K. Our risk management program integrates the monitoring and management of these risks and threats and is informed by applicable laws, regulations, industry standards, and best practices. We continue to invest in information security resources to mature, expand, and adapt our capabilities to address emerging cybersecurity risks and threats.

Our information security organization is committed to maintaining a robust and resilient security posture that enables us to protect our assets, maintain our stakeholders' trust, and support our business's overall success.

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management and strategy are integral components of our comprehensive information security program. They guide our continuous efforts to evaluate and improve the confidentiality, integrity, and availability of our critical systems, data, and operations.

We have adopted an Information Security Policy (the “Info-Sec Policy”) and an Incident Response Plan (the “Response Plan”) that establish administrative, physical, and technical controls and procedures to protect sensitive data throughout the Company. These policies also outline processes to assess, identify, manage, and report cybersecurity risks and incidents. The Info-Sec Policy applies to all persons working for the Company and any third parties working with us in any capacity.

Our approach to controls and risk management is informed by applicable laws and regulations, as well as industry standards and best practices. These serve as a guide to help us identify, assess, and manage cybersecurity controls and risks relevant to our business.

Our cybersecurity risk management program includes:

1.	Identifying cybersecurity risks that could impact our facilities, third-party vendors/partners, operations, critical systems, information, and broader enterprise information technology environment. Risks are informed by threat intelligence, current and historical adversarial activity, and industry-specific threats;

2.	Performing cybersecurity risk assessments to evaluate our readiness if the risks were to materialize;

3.	Ensuring risk is addressed and tracking any necessary remediation through an action plan;

4.	Analyzing all third-party vendors for compliance with our internal Info-Sec Policy to assess potential risks associated with their security controls. We generally require third parties to maintain security controls, notify us promptly of any data breach or cybersecurity incident that may impact our data, and provide written assurance of corrective actions; and

5.	Engaging and utilizing a comprehensive suite of security solutions, including enterprise mobility management, endpoint protection, secure file transfer, and security information and event management to monitor and actively respond to cybersecurity threats. These solutions work together to secure our endpoints, protect against malware, ensure the safe transfer of files, and provide our cybersecurity team with the functionality to build alerts on specific use cases that are important and unique to our business.

Cybersecurity Governance

Our Board oversees cybersecurity risk as part of its overall risk oversight function. Our information technology department (the “IT Department”), which functions as our Information Security Advisory Team, is responsible for managing our information security program and implementing cybersecurity risk management practices. The IT Department is led by our Chief Technology Officer and Chief Information Officer, who oversee our cybersecurity strategy and ensure its alignment with business objectives.

The IT Department collaborates with various stakeholders across the organization to identify, assess, and mitigate cybersecurity risks. They regularly monitor and adapt our information security program to address the evolving threat landscape.

In the event of a cybersecurity incident, the IT Department promptly reports the matter to the Executive Committee, which consists of our senior leadership team. The Executive Committee is responsible for assessing the severity and potential impact of the incident and determining the appropriate course of action. The Executive Committee keeps the Board informed of significant cybersecurity incidents and provides updates on the overall status of our cybersecurity program as needed.

This governance structure ensures that cybersecurity risks are effectively managed by the IT Department, with oversight from the Executive Committee and the Board. It maintains clear lines of communication and accountability, enabling timely decision-making and response to cybersecurity matters.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not successfully eliminate all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred.

ITEM 2.	PROPERTIES

Our corporate headquarters office utilizes 17,376 square feet of leased office space in Las Vegas, Nevada. One of our Las Vegas leases is currently leased on a month-to-month basis. Our other Las Vegas lease commenced in August 2021 and expires in August 2024. The annual base rent under the leases, payable on a monthly basis, was approximately $0.3 million during 2023.

We also lease additional corporate offices in Costa Mesa, California and New York, New York. Some leases previously expired and are now on a month-to-month basis, while remaining leases expire between December 2024 and July 2026. The annual base rent under the leases, payable on a monthly basis, was approximately $0.2 million during 2023.

We own a 617,000 square foot data center in Dowagiac, Michigan, in which we operate our cryptocurrency mining operations for Sentinum, in addition to renting commercial office and warehouse space.

Our GIGA segment leases 47,771 square feet of office, engineering, laboratory and warehouse space in Scottsdale, Arizona, Shelton, Connecticut and Dublin, California. Our leases expire between August 2023 and May 2026. The annual base rent under the leases, payable on a monthly basis, was approximately $0.5 million during 2023. Our GIGA segment also leases 65,390 square feet of office and manufacturing space internationally in Salisbury, United Kingdom, Dorset, United Kingdom, and Karmeil, Israel. The annual base rent, payable on a monthly basis, was approximately $0.5 million in 2023. The leases expire between September 2024 and May 2031.

Our TurnOnGreen segment leases 39,965 square feet of office, engineering, laboratory and warehouse space in two locations in Milpitas, California. Our leases expire between November 2024 and January 2026. The annual base rent under the leases, payable on a monthly basis, was approximately $0.5 million during 2023.

Our Energy segment crane rental business leases 27,909 of commercial buildings and 10 acres of land in Carthage, Texas, Clinton, Oklahoma, Houston, Texas, and Robstown, Texas. Our leases expire between March 2024 and April 2027. The annual base rent under the leases, payable on a monthly basis, was approximately $0.5 million in 2023.

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

Record Holders

As of April 15, 2024, 30,065,339 shares of our common stock were issued and outstanding and were owned by 5 holders of record. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From October 1, 2023 through December 31, 2023, Ault Alpha LP purchased 13,866 shares of common stock and 178 shares of Series D Preferred Stock. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open-market transactions.

Common Stock Purchased

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2023 – October 31, 2023	-	$-
November 1, 2023 – November 30, 2023	13,866	$2.22
December 1, 2023 – December 31, 2023	-	$-
Total	13,866	$2.22	-	-

Series D Preferred Stock Purchased

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2023 – October 31, 2023	-	$-
November 1, 2023 – November 30, 2023	178	$21.96
December 1, 2023 – December 31, 2023	-	$-
Total	178	$21.96	-	-

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through our wholly- and majority-owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin, and provide mission-critical products that support a diverse range of industries, including crane services, oil exploration, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics and textiles. In addition, we extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

. Our direct and indirect wholly owned subsidiaries include (i) Sentinum, Inc. (“Sentinum”), (ii) Alliance Cloud Services, LLC (“ACS”), (iii) BNI Montana, LLC (“BNI Montana”), (iv) Ault Capital Group, Inc. (“Ault Capital”), (v) Ault Lending, LLC (“Ault Lending”), (vii) Ault Global Real Estate Equities, Inc. (“AGREE”), (viii) Ault Disruptive Technologies Company, LLC (“ADTC”), which is the sponsor, Manager and the majority owner of Ault Disruptive Technologies Corporation (“Ault Disruptive”), (ix) Eco Pack Technologies, Inc. (“Eco Pack”), which has a controlling interest in Eco Pack Technologies Limited, (x) Ault Aviation, LLC (“Ault Aviation”) and (xi) Third Avenue Apartments, LLC (“Third Avenue”).

We also have a direct controlling interest in (i) Circle 8 Holdco LLC (“Circle 8 Holdco”), which wholly owns Circle 8 Crane Services, LLC (“Circle 8”), (ii) TurnOnGreen, Inc., formerly known as Imperalis Holding Corp. (“TurnOnGreen”), which wholly owns TOG Technologies, Inc. (“TOG Technologies”) and Digital Power Corporation (“Digital Power”), (iii) Gresham Worldwide, Inc., formerly known as Giga-tronics Incorporated (“GIGA”), which wholly owns Gresham Holdings, Inc., formerly Gresham Worldwide, Inc. (“GWW”), which in turn wholly owns Gresham Power Electronics Ltd. (“Gresham Power”), Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”) and has a controlling interest in Microphase Corporation (“Microphase”) and (iv) Avalanche International Corp. (“Avalanche” or “AVLP”), which does business as MTIX International (“MTIX”). We have minority interests in (i) RiskOn International, Inc., formerly known as BitNile Metaverse, Inc. (“ROI”), which wholly owns BitNile.com, Inc. (“BNC”), RiskOn 360, Inc., formerly known as Ault Iconic, Inc. (“RiskOn 360”), RiskOn Learning, Inc. and GuyCare, Inc. and (ii) The Singing Machine Company, Inc. (“SMC”). We consolidate each of ROI and SMC as variable interest entities.

Recent Events and Developments

On February 25, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 ATM Offering”). The offer and sale of shares of common stock from the 2022 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. Through March 13, 2023, we received gross proceeds of approximately $177 million through the sale of approximately 42,382 shares of common stock from the 2022 ATM Offering. The 2022 Sales Agreement has been terminated.

On June 10, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Preferred Sales Agreement”) with Ascendiant to sell shares of our 13.00% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred Shares”) having an aggregate offering price of up to $46.4 million from time to time, through an “at the market offering” program (the “2022 ATM Preferred Offering”). The offer and sale of Series D Preferred Shares from the 2022 ATM Preferred Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. Through June 16, 2023, we received gross proceeds of approximately $3.4 million through the sale of 0.3 million Series D Preferred Shares in the 2022 ATM Preferred Offering. The 2022 Preferred Sales Agreement has been terminated.

On November 7, 2022, we and certain of our subsidiaries borrowed $18.9 million of principal amount of term loans (the “Term Loans”) from a group of institutional investors (the “Financing”). The Term Loans matured in 18 months, which may have been extended to 24 months, accrued interest at the rate of 8.5% per annum and were secured by certain of our and certain of our subsidiaries’ assets. Starting in January 2023, the lenders had the right to require us to make monthly payments of $0.6 million, which increased to $1.1 million in November 2023. The Term Loans were issued with an original issue discount of $1.9 million.

The lenders received warrants to purchase 604 shares of our common stock, exercisable for four years at $3,375 per share and warrants to purchase another 604 shares of our common stock, exercisable for four years at $5,625 per share, subject to adjustment.

On July 19, 2023, we entered into an amendment to the loan documents governing the Financing described above. Pursuant to the amendment, the aggregate size of the Loan increased from $18.9 million to $24.3 million. The loan was repaid in December 2023.

On December 16, 2022 we entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “December 2022 Investor”) providing for the issuance of a secured promissory note (the “December 2022 Note”) with an aggregate principal face amount of $14.7 million. On December 29, 2022, the Company and the December 2022 Investor entered into an amended and restated amendment to the SPA, pursuant to which the total amount of the financing was increased to $17.5 million and the Company sold an additional note to a second accredited investor.

Under the SPA, we were obligated to repay, while the December 2022 Note remains outstanding, (i) eighty percent (80%) of the proceeds we may receive from any financing conducted, other than at-the-market offerings and (ii) one hundred percent (100%) of the proceeds we may receive from the sale of marketable securities by Ault Lending. In addition, if Third Avenue Apartments, LLC (“Third Avenue”), our wholly owned subsidiary, sold the property it owns in St. Peterburg, Florida, then we would use the net proceeds from the sale of such property in excess of $10 million, to repay the December 2022 Note. In addition, we agreed to issue 1,547 shares of our common stock to the December 2022 Investor in exchange for the cancellation of all outstanding warrants previously issued to the December 2022 Investor, which warrants were exercisable for 1,547 shares of our common stock.

On January 23, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to our Series C convertible redeemable preferred stock which, effective upon filing, eliminated the Series C convertible redeemable preferred stock.

On February 8, 2023, we entered into a Share Exchange Agreement (the “February 2023 Agreement”) with ROI and the other signatories thereto. The February 2023 Agreement provided that, subject to the terms and conditions set forth therein, ROI would acquire all of the outstanding shares of capital stock of our then subsidiary, BNC, of which we owned approximately 86%, and the remaining 14% was owned by minority shareholders (the “Minority Shareholders”), as well as RiskOn 360, in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of ROI that were issued to our company (the “Series B Preferred”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of ROI that were issued to the to the Minority Shareholders (the “Series C Preferred,” and together with the Series B Preferred, the “Preferred Stock”). The Series B Preferred and the Series C Preferred each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of the Preferred Stock to be issued by ROI, of $100 million, and subject to adjustment, are convertible into shares of common stock of ROI. However, pending approval of the transaction by ROI’s shareholders, the Preferred Stock is subject to a 19.9% beneficial ownership limitation, including the Series A Convertible Preferred Stock that we acquired from ROI in June of 2022.

Pursuant to the Certificates of Designations of the Rights, Preferences and Limitations of the Series B Preferred and the Series C Preferred (collectively, the “Preferred Stock Certificates”), each share of Preferred Stock will be convertible into a number of shares of ROI common stock determined by dividing the Stated Value by $0.25 (the “Conversion Price”), or 40,000 shares of ROI common stock. The Conversion Price will be subject to certain adjustments, including potential downward adjustment if ROI closes a qualified financing resulting in at least $25.0 million in gross proceeds at a price per share that is lower than the Conversion Price then in effect. The holders of Preferred Stock will be entitled to receive dividends at a rate of 5% of the Stated Value per annum from issuance until February 7, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable in additional shares of Preferred Stock rather than cash, and thereafter dividends will be payable in either additional shares of Preferred Stock or cash as each holder may elect. If ROI fails to make a dividend payment as required by the Preferred Stock Certificates, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Preferred Stock will also have an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of ROI, and will rank senior to all other capital stock of ROI with respect thereto, except that the Series B Preferred and Series C Preferred shall rank pari passu. Each share of Series B Preferred was originally entitled to vote with the ROI common stock at a rate of 10 votes per share of common stock into which the Series B Preferred is convertible, but that provision was subsequently eliminated, as were the conventional voting rights of the Series C Preferred. Other than certain rights granted to the Company relating to amendments or waiver of various negative covenants, the terms, rights, preferences and limitations of the Preferred Stock Certificates are essentially identical. The February 2023 Agreement closed on March 6, 2023.

On February 24, 2023, BNI Montana entered into an asset purchase agreement with TypeX, LLC (“TypeX”), to acquire two land lease agreements and two corresponding power purchase agreements in Montana. The lease and power agreements run for a period of 10 years, with a 10-year renewal option. Sentinum is building out and developing fully operational data centers dedicated to Bitcoin mining operations on the properties (the “Montana Facilities”). We anticipate that upon completion, the Montana Facilities will provide up to a combined 20 megawatts of power, enabling up to 6,500 S19j Pro Antminers to operate. The substations providing power to the Montana Facilities have the ability to handle additional capacity and Sentinum has initiated a load study to determine future capacity and, if economically viable, intends to acquire such additional power capacity. We are redeploying S19j Pro Antminers that are currently mining in our Michigan data center, allowing us to focus on expansion at our Michigan site to support the rapid growth of high-performance computing and AI use cases.

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

On April 20, 2023, Sentinum entered into an amended Master Services Agreement with Core Scientific, Inc. (“Core Scientific”) for hosting services related to the deployment of Bitcoin miners. This agreement provides for the sale of Bitcoin mined on a daily basis with the proceeds from such sales generally being applied to operations fees of $25 per miner, hosting services fees, other miscellaneous fees and then any remaining amounts, if any, are distributed 60% to Sentinum and 40% to Core Scientific. We have deployed 10,200 S19 Pro and S19j Pro Antminers with Core Scientific, securing approximately 30 MW of power. The agreement terminates on August 31, 2024, unless terminated sooner pursuant to the terms of the agreement. Notwithstanding the foregoing, either party may terminate the agreement with respect to 1,000 units in any thirty (30) day period on thirty (30) days written notice on or after November 30, 2023. The Core Scientific hosting services agreement expedited the deployment of our Bitcoin miners to approximately 19,200, representing a mining production capacity of approximately 2.1 exahashes per second. Under the terms of the Core Scientific hosting services agreement, we expect that Sentinum will pay Core Scientific a monthly fee for operations and hosting services of approximately $1.1 million, which amount excludes the profit sharing arrangement described above between the parties.

On June 8, 2023, we entered into a Loan Agreement (the “Credit Agreement”) with Ault & Company as the lender. The Credit Agreement provided for an unsecured, non-revolving credit facility in an aggregate principal amount of up to $10,000,000. All loans under the Credit Agreement (collectively, the “Advances”) were due within five business days after request by Ault & Company and Ault & Company was not obligated to make any further Advances under the Credit Agreement after December 8, 2023. Advances under the Credit Agreement bore interest at the rate of 9.5% per annum and may be repaid at any time without penalty or premium.

On June 9, 2023, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”) to sell shares of our common stock having an aggregate offering price of up to $10,000,000 (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act. On June 9, 2023, we filed a prospectus supplement with the SEC relating to the offer and sale of up to $10.0 million of common stock in the ATM Offering. The offer and sale of the Shares are being made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) filed with the SEC on October 29, 2021 and declared effective by the SEC on November 12, 2021. On July 13, 2023 and September 8, 2023, we filed prospectus supplements increasing the size of the ATM Offering to $20.0 million and $50.0 million, respectively.

On June 26, 2023, we established a record date for our initial distribution of securities of TurnOnGreen. Stockholders as of this date were entitled to 40 shares of TurnOnGreen common stock, along with warrants to purchase 40 shares of TurnOnGreen common stock (the “TurnOnGreen Securities”) for every share of our common stock they held on the record date. The initial distribution was finalized in July 2023. We distributed 58.7 million TurnOnGreen Securities in the first distribution.

On July 24, 2023, we established a record date for our second partial distribution of TurnOnGreen Securities. Stockholders as of this date were entitled to 15 shares of TurnOnGreen Securities for every share of the Company’s common stock they held on the record date. The second distribution was finalized on August 7, 2023. We distributed 56.4 million TurnOnGreen Securities in the second distribution.

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

Effective August 3, 2023, we and certain holders of preferred stock (the “Investors”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investors exchanged all of their preferred shares as well as their demand notes (the “Demand Notes”) issued to the Investors by us on or about May 20, 2023, with each Demand Note having a principal outstanding amount of approximately $0.8 million for two new 10% Secured OID Promissory Notes (the “Exchange Notes”), each with a principal face amount of $5.3 million, for an aggregate of amount owed of $10.5 million (the “Principal Amount”). We and Milton “Todd” Ault, III, our Executive Chairman, entered into guaranty agreements with the March 2023 Investors guaranteeing repayment by Ault & Company of the Exchange Notes.

Effective as of August 3, 2023, we assigned the Exchange Notes to Ault & Company. As consideration for Ault & Company assuming the Exchange Notes from us, we issued a 10% demand promissory note in the principal face amount of $10.5 million (the “First Ault & Company Demand Note”) to Ault & Company.

Effective as of August 10, 2023, we assigned the Term Note to Ault & Company. As consideration for Ault & Company assuming the Term Note from us, we issued a 12% demand promissory note in the principal face amount of $1.1 million (the “Second Demand Note”) to Ault & Company.

On September 8, 2023, we issued to an accredited investor a term note (the “Short-Term Note”) with a principal face amount of $2,200,000 with a maturity date of September 25, 2023. The Short-Term Note was issued with an original issue discount of $200,000 and did not bear interest unless an event of default occurred under the Short-Term Note. The maturity date of the Short-Term Note was September 25, 2023. The purchase price for the Short-Term Note was $2 million. Repayment of the Short-Term Note was secured by a guaranty provided by Ault & Company as well as by Milton C. Ault, our Executive Chairman of the Company and the Chief Executive Officer of Ault & Company.

On September 27, 2023 we entered into a securities exchange agreement with the holder of the Short-Term Note, pursuant to which we issued and sold in a registered direct offering to the investor, a $2.2 million principal face amount convertible promissory note (the “Convertible Note”). The Convertible Note bears no interest (unless an event of default occurs) as it was issued in exchange for the Short-Term Note, which contained an original issue discount. The Convertible Note is convertible into shares of common stock at a conversion price equal to 90% of the lowest volume weighted average price of the common stock during the five consecutive trading days prior to the date of conversion.

The Short-Term Note will mature on the Maturity Date, which for purposes of this note means the earlier of (i) September 28, 2024 or (ii) one (1) month after the date when no more Conversion Shares may be issued by the Company because of the Exchange Cap (such date, the “Exchange Cap Acceleration Date”), provided, however, that this clause (ii) shall not apply so long as (A) the Company is seeking Stockholder Consent (as defined in the Securities Exchange Agreement) and (B) the Company is in compliance with all filing and meeting deadlines in connection with the Stockholder and provided, further, however that in the event that in the event that Stockholder Consent is obtained after the Exchange Cap Acceleration Date but prior to one (1) month thereafter, the Maturity Date shall remain September 28, 2024.

On October 13, 2023, we entered into a note purchase agreement with Ault & Company, pursuant to which we sold to Ault & Company (i) a senior secured convertible promissory note in the principal face amount of $17.5 million (the “Senior Note”) and warrants (the “Warrants”) to purchase shares of our common stock for a total purchase price of up to $17.5 million (the “Transaction”).

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

The Senior Note had a principal face amount of $17.5 million and a maturity date of October 12, 2028. The Senior Note bore interest at the rate of 10% per annum. Interest was payable, at Ault & Company’s option, in cash or shares of common stock at the applicable conversion price. Accrued interest was payable on the maturity date, provided, however, that Ault & Company had the option, on not less than 10 calendar days’ notice to us, to require payment of accrued but unpaid interest on a monthly basis in arrears.

The Senior Note was convertible into shares of common stock at a conversion price equal to the greater of (i) $0.10 per share (the “Floor Price”), and (ii) the lesser of (A) $7.38 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion. The conversion price was subject to adjustment in the event of an issuance of common stock at a price per share lower than the conversion price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The Warrants grant Ault & Company the right to purchase 1.9 million shares of common stock. The Warrants have a five-year term, expiring on the fifth anniversary of the closing date, and become exercisable on the first business day after the six-month anniversary of the closing date. The exercise price of the Warrants is $0.35, which is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events or in the event of an issuance of Common Stock at a price per share lower than the exercise price.

In addition, we and various of our subsidiaries granted Ault & Company a senior security interest in substantially all of our assets as collateral for the repayment of the Senior Note, which was subordinated to the security interest granted to the holders of the outstanding secured promissory notes.

On November 6, 2023, we entered into a securities purchase agreement (the “November 2023 SPA”) with Ault & Company, pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 50,000 shares of Series C convertible preferred stock and warrants to purchase up to 14.8 million shares of common stock for a total purchase price of up to $50 million. The consummation of the transactions contemplated by the November 2023 SPA, specifically the conversion of the Series C convertible preferred stock and the exercise of the warrants in an aggregate number in excess of 19.99% on the execution date of the November 2023 SPA, are subject to various customary closing conditions as well as regulatory and stockholder approval. In addition to customary closing conditions, the closing of the financing is also conditioned upon the receipt by Ault & Company of financing to consummate the transaction.

On November 15, 2023, we purchased from ROI 603.44 shares of ROI’s newly designated Series D convertible preferred stock (“ROI Series D Preferred”) for a total purchase price of $15.1 million. The purchase price was paid by the cancellation of $15.1 million of cash advances made by us to ROI between January 1, 2023 and November 9, 2023. Each share of ROI Series D Preferred has a stated value of $25,000 per share and each share of ROI Series D Preferred is convertible into a number of shares of ROI’s common stock determined by dividing the stated value by $0.51, subject to adjustment in the event of an issuance of ROI common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events. The ROI Series D Preferred holders are entitled to receive dividends at a rate of 10% per annum from issuance until November 14, 2033. In addition, for as long as at least 25% of the ROI Series D Preferred remain outstanding, ROI must obtain our consent with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further ROI is subject to certain negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations. However, pending approval of the transaction by ROI’s shareholders, the ROI Series D Preferred is subject to a 19.99% beneficial ownership limitation.

On December 8, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to our Series B convertible preferred stock which, effective upon filing, eliminated the Series B convertible preferred stock.

On December 14, 2023, pursuant to the November 2023 SPA entered into with Ault & Company on November 6, 2023, we sold to Ault & Company, in three separate closings that occurred on the closing date, an aggregate of 41,500 shares of Series C convertible preferred stock (the “Series C Convertible Preferred Stock”), and warrants (the “Series C Warrants”) to purchase 12.3 million shares of common stock, for a total purchase price of $41.5 million. At the first closing, Ault & Company purchased 21,500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 6.3 million shares of common stock, for a purchase price of $21.5 million, paid in cash (the “Initial Closing”). Immediately upon the Initial Closing, we paid $20.4 million to satisfy in full the outstanding secured convertible notes issued to the lenders pursuant to the Loan and Guarantee Agreement, dated November 7, 2022, as amended on July 19, 2023.

Promptly thereafter, at the second closing (the “Second Closing”), Ault & Company purchased 10,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 3.0 million shares of common stock, for a purchase price of $10.0 million, paid in cash. Immediately upon the Second Closing, we paid $10.0 million to partially satisfy the outstanding Senior Note. Promptly thereafter, at the third closing (the “Third Closing”), Ault & Company purchased another 10,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase another 3.0 million shares of common stock, for a purchase price of $10.0 million, paid in cash. Immediately upon the Third Closing, we paid $7.5 million to satisfy the remaining outstanding balance on the outstanding Senior Note.

On December 14, 2023, we, along with our wholly owned subsidiaries Sentinum, Third Avenue, ACS, BNI Montana, Ault Lending, Ault Aviation and AGREE (collectively with our company, Sentinum, Third Avenue, ACS, BNI Montana, Ault Lending and Ault Aviation, the “Guarantors”) entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with institutional lenders, pursuant to which Ault & Company borrowed $36 million and issued secured promissory notes to the lenders in the aggregate amount of $38.9 million (collectively, the “Secured Notes”; and the transaction, the “Loan”). The Loan Agreement was amended on April 15, 2024.

Pursuant to the Loan Agreement, the Guarantors, as well as Milton C. Ault, III, our Executive Chairman and the Chief Executive Officer of Ault & Company, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) 19,226 Antminers (the “Miners”), (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Third Avenue, Ault Energy, ADTC, Eco Pack, and Circle 8 Holdco, (iii) a mortgage and security agreement by Third Avenue on the real estate property owned by Third Avenue in St. Petersburg, Florida (the “Florida Property”), (iv) a future advance mortgage by ACS on the real estate property owned by ACS in Dowagiac, Michigan (the “Michigan Property”), (v) an aircraft mortgage and security agreement by Ault Aviation on a private aircraft owned by Ault Aviation (the “Aircraft”), and (vi) deposit account control agreements over certain bank accounts held by certain of our subsidiaries.

In addition, pursuant to the Loan Agreement, we agreed to establish a segregated deposit account (the “Segregated Account”), which would be used as a further guarantee of repayment of the Secured Notes. $3.5 million of cash was paid into the Segregated Account on the closing date. We are required to have the minimum balance in the Segregated Account be not less than $7 million, $15 million, $20 million and $27.5 million on the five-month, nine-month, one-year and two-year anniversaries of the closing date, respectively. In addition, starting on March 31, 2024, we are required to deposit $0.3 million monthly into the Segregated Account, which increases to $400,000 monthly starting March 31, 2025. Further, we agreed to deposit into the Segregated Account, (i) up to the first $7 million of net proceeds, if any, from the sale of the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford; (ii) 50% of cash dividends (on a per dividend basis) received from Circle 8 on or after June 30, 2024; (iii) 30% of the net proceeds from any bond offerings we conduct, which shall not exceed $9 million in the aggregate; and (iv) 25% of the net proceeds from cash flows, collections and revenues from loans or other investments made by Ault Lending (including but not limited to sales of loans or investments, dividends, interest payments and amortization payments), which shall not exceed $5 million in the aggregate. In addition, if we decide to sell certain assets, we further agreed to deposit funds into the Segregated Account from the sale of those assets, including, (i) $15 million from the sale of the Florida Property, (ii) $11 million from the sale of the Aircraft, (iii) $17 million from the sale of the Michigan Property, (iv) $350 per Miner, subject to a de minimis threshold of $1 million, and (v) $10 million from the sale of Circle 8.

On January 12, 2024, pursuant to the approval provided by our stockholders at the annual meeting of stockholders, we filed an Amendment to our Certificate of Incorporation with the State of Delaware to effectuate a reverse stock split of our common stock affecting both the authorized and issued and outstanding number of such shares by a ratio of one-for-twenty-five. The reverse stock split became effective on January 16, 2024. All share amounts in this Annual Report have been updated to reflect the reverse stock split.

On January 31, 2024, Ault Lending entered into a securities purchase agreement with Alzamend (the “January 2024 SPA”), pursuant to which Alzamend agreed to sell, in one or more closings, to Ault Lending up to 6,000 shares of Series B convertible preferred stock (the “ALZN Series B Preferred”) and warrants to purchase up to 6.0 million shares of Alzamend common stock (the “ALZN Series B Warrants”) for a total purchase price of up to $6.0 million. On January 31, 2024, Ault Lending purchased 1,220 shares of ALZN Series B Preferred and warrants to purchase 1.22 million shares for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.22 million of cash advances made by Ault Lending to Alzamend between November 9, 2023 and January 31, 2023. Each share of ALZN Series B Preferred has a stated value of $1.00 per share and is convertible into a number of shares of Alzamend’s common stock determined by dividing the stated value by $1.00, subject to adjustment in the event of an issuance of Alzamend common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events. The ALZN Series B Warrants are exercisable on the first business day after the six-month anniversary of issuance and have a five-year term, expiring on the fifth anniversary of the initial exercise date. The exercise price of the ALZN Series B Warrants is $1.20, subject to adjustment in the event of an issuance of Alzamend common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events.

On each of March 7, 2024, March 8, 2024, March 18, 2024 and March 19, 2024, pursuant to the November 2023 SPA, we sold to Ault & Company 500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 147,820 shares of common stock to the Purchaser, for a purchase price of $0.5 million.  As of April 15, 2024, Ault & Company has purchased an aggregate of 43,500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase an aggregate of 12.9 million shares of common stock, for an aggregate purchase price of $43.5 million.

On March 11, 2024 we entered into a note purchase agreement (the “Purchase Agreement”) with two institutional investors (the “Buyers”) pursuant to which the Buyers purchased from the Company, on March 12, 2024 in a registered direct offering to the Buyers an aggregate of $2.0 million principal face amount convertible promissory notes (the “Notes”). The Notes were sold to the Buyers for an aggregate purchase price of $1.8 million, which reflects an original issue discount of $0.2 million. The Notes accrue interest at the rate of 6% per annum, unless an event of default (as defined in the Notes) occurs, at which time the Notes would accrue interest at 12% per annum. The Notes will mature on June 12, 2024, provided, however, that we have the right, upon written notice to the Buyers, to extend the maturity date to September 12, 2024, for which we would increase the principal amount of the Notes then outstanding by 5%. The Notes are convertible into shares of common stock at a conversion price of $0.35 per share.

On March 26, 2024, pursuant to the January 2024 SPA, Ault Lending purchased 780 shares of ALZN Series B Preferred Stock and ALZN Series B Warrants to purchase 0.8 million shares of Alzamend common, for a purchase price of $0.8 million.  As of April 15, 2024, Ault Lending has purchased an aggregate of 2,000 shares of ALZN Series B Preferred and ALZN Series B Warrants to purchase an aggregate of 2.0 million shares of Alzamend common stock, for an aggregate purchase price of $2.0 million.

On March 25, 2024 we entered into an amendment to the (i) November 2023 SPA, (ii) the related Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Convertible Stock and (iii) the number of warrants (the “Series C Warrants”), to provide for (A) an increase in the dollar amount of the Series C Convertible Preferred Stock that Ault & Company may purchase from us from $50.0 million to $75.0 million and (B) extended the date of on which the final closing may occur to June 30, 2024, subject to Ault & Company’s ability to further extended such date for ninety days.

Presentation of AGREE as Discontinued Operations

In September 2023, we committed to a plan for our wholly owned subsidiary AGREE to list for sale its four recently renovated Midwest hotels, the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford. The decision to sell the hotels follows the decision to also list the multifamily development site in St. Petersburg, Florida and is driven by our desire to focus on our core businesses, Energy, Fintech and Sentinum. We plan to use the proceeds from the sales of the hotel properties to pay off debt and commit more capital to our core businesses. Our real estate properties, which include both hotels and land, are currently listed for sale.

In connection with the planned sale of AGREE’s assets, we concluded that the net assets of AGREE met the criteria for classification as held for sale. In addition, the proposed sale represents a strategic shift that will have a major effect on our operations and financial results. As a result, we have presented the results of operations, cash flows and financial position of AGREE as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

Our Corporate Structure

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

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary or partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell or dispose of some or all of our position in the subsidiary or partner company. These sales or dispositions may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities, dividends and, in the case of publicly traded partner companies, sales of their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) initiatives and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

In recent years, we have provided capital and relevant expertise to fuel the growth of businesses in metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics and textiles. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.ault.com.

Results of Operations

Results of Operations for the Years ended December 31, 2023 and 2022

The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
	2023	2022

Revenue	$76,137,000	$61,561,000
Revenue, digital currencies mining	33,107,000	16,693,000
Revenue, crane operations	49,198,000	2,739,000
Revenue, lending and trading activities	(1,998,000)	36,644,000
Total revenue	156,444,000	117,637,000
Cost of revenue, products	57,788,000	44,508,000
Cost of revenue, digital currencies mining	36,446,000	21,508,000
Cost of revenue, crane operations	29,971,000	940,000
Cost of revenue, lending and trading activities	1,180,000	-
Total cost of revenue	125,385,000	66,956,000
Gross profit	31,059,000	50,681,000
Total operating expenses	184,780,000	190,158,000
Loss from operations	(153,721,000)	(139,477,000)
Other income (expense):
Interest and other income	5,294,000	2,594,000
Interest expense	(36,595,000)	(37,342,000)
Interest expense	(664,000)	-
Other expense, guarantee	(35,400,000)	-
Loss on extinguishment of debt	(8,719,000)	-
Loss on extinguishment of debt, related party	(4,164,000)	-
Loss from investment in unconsolidated entity	(302,000)	(924,000)
Loss on deconsolidation of subsidiary	(3,040,000)	-
Impairment of equity securities	(9,555,000)	(11,500,000)
Gain from bargain purchase of business	-	806,000
Gain on the sale of fixed assets	2,069,000	-
Change in fair value of warrant and derivative liabilities	4,544,000	(2,280,000)
Total other expense, net	(86,532,000)	(48,946,000)
Loss before income taxes	(240,253,000)	(188,423,000)
Income tax (benefit) provision	337,000	(4,485,000)
Net loss from continuing operations	(240,590,000)	(183,938,000)
Net loss from discontinued operations	(15,704,000)	(5,895,000)
Net loss	(256,294,000)	(189,833,000)
Net loss attributable to non-controlling interest	25,268,000	8,017,000
Net loss attributable to Ault Alliance, Inc.	(231,026,000)	(181,816,000)
Preferred dividends	(1,375,000)	(393,000)
Net loss available to common stockholders	$(232,401,000)	$(182,209,000)
Comprehensive loss
Net loss available to common stockholders	$(232,401,000)	$(182,209,000)
Other comprehensive loss
Foreign currency translation adjustment	(997,000)	(995,000)
Other comprehensive loss	(997,000)	(995,000)
Total comprehensive loss	$(233,398,000)	$(183,204,000)

Revenues

Revenues by segment for the years ended December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31,		Increase
	2023	2022	(Decrease)%
Sentinum
Revenue, digital currencies mining	$33,107,000	$16,693,000	$16,414,000	98%
Revenue, commercial real estate leases	1,416,000	1,105,000	311,000	28%
Energy
Revenue, crane operations	49,198,000	2,739,000	46,459,000	1696%
Other	899,000	216,000	683,000	316%
Fintech:
Revenue, lending and trading activities	(1,998,000)	36,644,000	(38,642,000)	-105%
Other	-	239,000	(239,000)	-100%
GIGA	37,759,000	30,255,000	7,504,000	25%
SMC	32,357,000	24,224,000	7,333,000	30%
TurnOnGreen	4,201,000	5,522,000	(1,321,000)	-24%
ROI	305,000	-		-
Total revenue	$156,444,000	$117,637,000	$38,502,000	33%

Our revenues increased by $38.5 million, or 33%, to $156.4 million for the year ended December 31, 2023, from $117.6 million for the year ended December 31, 2022.

Sentinum

Revenues from Sentinum’s digital currencies mining operations increased $16.4 million as a result of our increased digital currencies mining activities from the prior period and a 2% higher average Bitcoin price, partially offset by a 72% increase in average Bitcoin mining difficulty level in the current year period.

Energy

Energy revenues increased by $47.1 million primarily due to the acquisition of Circle 8 in December 2022.

Fintech

Revenues from our lending and trading activities were negative for the year ended December 31, 2023, due to a $6.2 million impairment related to investments in equity securities, a $5.6 million unrealized loss from our investment in Alzamend and a $1.2 million negative adjustment to dividend income, partially offset by $11.0 million of realized and unrealized losses from our investment portfolio. During the year ended December 31, 2022, Ault Lending generated income from realized gains from investments in marketable securities as well as shares of common stock underlying equity securities issued to Ault Lending in certain financing transactions. Ault Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities for the year ended December 31, 2023 included net losses on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

GIGA

The $7.5 million increase in our GIGA segment revenue for the year ended December 31, 2023 included $2.6 million attributable to our acquisition of Giga-tronics Incorporated on September 8, 2022. Continued conflicts and tensions worldwide are driving defense-related investments in force protection technologies at GIGA across the United States, UK, Europe, Asia, and the Middle East. Additionally, demand for key electronics solutions, particularly for customers in medicine and telecommunications, accelerated in the year ended December 31, 2023.

SMC

SMC revenues increased by $7.3 million. Due to the acquisition of SMC in June 2022, we recorded approximately six months of SMC revenue for the year ended December 31, 2022. On November 20, 2023, SMC entered into an agreement to sell 2.2 million shares of its common stock for $2.0 million to two affiliates of SMC, both of which are existing shareholders with representation on the board of directors of SMC. As a result of the transaction, our share ownership of SMC was diluted to approximately 28%. Due to the significant change in our ownership and voting rights, we determined that we no longer met the criteria of the primary beneficiary of SMC and, accordingly, we deconsolidated SMC as of November 20, 2023. As a result of the deconsolidation, we recorded approximately 11 months of SMC revenue for the year ended December 31, 2023. The increase in SMC revenue is primarily due to the increase in the number of months consolidated for the year ended December 31, 2023 compared to the year ended December 31, 2022, partially offset by an overall decrease in SMC revenue for the full year ended December 31, 2023 compared to the full year ended December 31, 2022.

TurnOnGreen

TurnOnGreen revenues were down $1.3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022 due to the cancellation of large projects that contributed to revenue in 2022.

Gross Margins

Gross margins decreased to 20% for the year ended December 31, 2023, compared to 43% for the year ended December 31, 2022. Our gross margins of 20% recognized during the year ended December 31, 2023 were impacted by negative margins from our Sentinum digital currencies mining segment due to the increase in Bitcoin mining difficulty level, in addition to negative margins from our lending and trading activities as compared to other segments. Excluding the effects of margin from our lending and trading activities and digital currencies mining operations, our adjusted gross margins for the year ended December 31, 2023 and 2022 would have been 30% and 29%, respectively.

Research and Development

Research and development expenses increased by $4.5 million for the year ended December 31, 2023, primarily due to expenditures related to development work on ROI’s BitNile metaverse platform.

Selling and Marketing

Selling and marketing expenses were $33.5 million for the year ended December 31, 2023, compared to $29.4 million for the year ended December 31, 2022, an increase of $4.2 million, or 14%. The increase was the result of $5.7 million higher advertising and promotion costs related to ROI’s BitNile metaverse platform and $0.7 million higher travel expenditures, partially offset by a $2.2 million decline in employee related costs and consulting expenses.

General and Administrative

General and administrative expenses were $77.8 million for the year ended December 31, 2023, compared to $60.3 million for the year ended December 31, 2022, an increase of $17.5 million, or 29%. General and administrative expenses increased from the comparative prior period, mainly due to increases from new acquisitions and higher cost from our use of the corporate aircraft:

•	general and administrative costs of $10.4 million from Circle 8, which was acquired in December 2022;
•	general and administrative costs of $7.5 million from ROI, which was acquired in March 2023;
•	general and administrative costs of $6.1 million from SMC, which was acquired in June 2022;
•	general and administrative costs of $4.4 million from GIGA, which was acquired in September 2022;
•	general and administrative costs of $1.2 million from AVLP, which was acquired in June 2022; and
•	$4.4 million costs, including $1.9 million depreciation expense, related to our use of the corporate aircraft.

The increases above were partially offset by the following decreases in general and administrative expenses:

•	$8.4 million lower performance bonus related to 2022 realized gains on trading activities;
•	$4.5 million lower corporate legal fees; and
•	$3.6 million lower costs related to our Michigan data center due to higher utilization of the facilities by Sentinum and lower maintenance and repairs costs.

Impairment of Goodwill and Intangible Assets

Impairment of Intangible Assets

During the year ended December 31, 2023, we recognized $24.7 million and $1.5 million impairment of intangible assets related to AVLP and Microphase, respectively. During the year ended December 31, 2022, we recognized no impairment of intangible assets.

Impairment of AVLP Goodwill

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

The valuation of the AVLP reporting unit was determined using a market and income approach methodology of valuation. The income approach was based on the projected cash flows discounted to their present value using discount rates, that in our judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. The analysis included assumptions regarding AVLP’s revenue forecast and discount rates of 26.7% using a weighted average cost of capital analysis. The market approach utilized the guideline public company method.

The results of the quantitative test indicated the fair value of the AVLP reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $18.6 million carrying amount of AVLP’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2023.

Impairment of Microphase Goodwill

During the fourth quarter of 2023, Microphase experienced a significant decline in sales and, as a result, we performed a goodwill impairment test as of December 31, 2023.

The valuation of Microphase was determined using an income approach methodology of valuation. The income approach is based on the projected cash flows discounted to their present value using discount rates, that in our judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. The market approach was also considered; however, the income approach was chosen as we determined it was a better representation of Microphase’s projected long-term performance.

The results of the quantitative test indicated the fair value of the Microphase reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $3.2 million carrying amount of Microphase’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2023.

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

Impairment of Property and Equipment

During the year ended December 31, 2023, certain unforeseen business developments and changes in financial projections at AVLP indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of AVLP property and equipment as of December 31, 2023 was $0, and an impairment charge of $14.0 million was recognized. During the year ended December 31, 2023, we recognized an impairment charge of $3.9 million related to property and equipment at ROI.

During the year ended December 31, 2022, adverse changes in business climate, including a decrease in the price of Bitcoin and resulting decrease in the market price of miners, indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of our miners to be less than their net carrying value as of December 31, 2022, and an impairment charge of $79.6 million was recognized, decreasing the net carrying value of our Bitcoin mining equipment to their estimated fair value.

Impairment of Mined Digital Currencies

Impairment of mined digital currencies for the years ended December 31, 2023 and 2022 was $0.5 million and $3.1 million, respectively. Impairment losses are attributable to the volatility of the Bitcoin market when market price of Bitcoin drops below our carrying value within the respective periods. The impairment of mined cryptocurrency for the year ended December 31, 2023 is lower than the comparable prior year period as the average amount of digital currency held decreased during 2023 as we generally sold our mined digital currency the next business day.

Other Expense, Net

Other expense, net was $86.5 million for the year ended December 31, 2023, compared to $48.9 million for the year ended December 31, 2022.

Interest and other income was $5.3 million for the year ended December 31, 2023, compared to $2.6 million for the year ended December 31, 2022. The increase in interest and other income is primarily due to higher interest rates resulting in higher income from ADRT’s cash and marketable securities held in the trust account, partially offset by lower cash and marketable securities held in the trust account as a result of redemptions that occurred in June 2023.

Interest expense was $36.6 million for the year ended December 31, 2023, compared to $37.3 million for the year ended December 31, 2022. Interest expense for the year ended December 31, 2023 included amortization of debt discount of $21.5 million, contractual interest of $9.6 million, and forbearance and extension fees of $5.5 million. Interest expense for the year ended December 31, 2022 related primarily to amortization of debt discount of $29.1 million, contractual interest of $6.8 million, and forbearance and extension fees of $1.5 million.

Interest expense, related party was $0.7 million for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2022. Interest expense for the year ended December 31, 2023 related primarily to interest expense from the related party convertible note with Ault & Company.

Other expense, guarantee was $35.4 million for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2022. Pursuant to our financial guarantee obligation related to our December 2023 issuance of Series C preferred stock, related party we recorded a guarantee liability of $38.9 million using the practical expedient to fair value as set forth in ASC 460-10-30-2(a) and recorded other expense, guarantee of $35.4 million (the amount of the guarantee liability, less $3.5 million restricted cash related to the guarantee obligation).

Loss on extinguishment of debt was $8.7 million for the year ended December 31, 2023. Approximately $3.6 million of loss on extinguishment of debt related to the December 2023 AAI exchange of notes payable for preferred stock, related party. Approximately $1.4 million of the loss on extinguishment of debt related to an October 2023 GIGA exchange and waiver agreement related to its senior secured convertible promissory notes. Approximately $2.0 million of the loss on extinguishment related to the April 2023 restructuring of an AAI note payable. Approximately $1.5 million of the loss on extinguishment of debt related to the August 2023 exchange of AAI preferred stock liabilities for secured notes.

Loss on extinguishment of debt, related party was $4.2 million for the year ended December 31, 2023 related to the October 2023 AAI exchange of convertible notes, related party for preferred stock, related party.

Loss from investment in unconsolidated entity was $0.3 million for the year ended December 31, 2023, representing our share of losses from our equity method investment in SMC, subsequent to the November 2023 deconsolidation. Loss from investment in unconsolidated entity was $0.9 million for the year ended December 31, 2022, representing our share of losses from our equity method investment in AVLP prior to the June 2022 acquisition.

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at December 31, 2023 were $9.6 million.

Income Tax Provision

Provision for income taxes was $0.3 million during the year ended December 31, 2023 compared to a benefit of $4.4 million during the year ended December 31, 2022. The effective income tax provision rate was 0.1% for the year ended December 31, 2023 as compared to a benefit of 2.4% for the year ended December 31, 2022. The Company’s 2022 tax benefit included a $5.0 million tax benefit to reduce the Company’s valuation allowance related to establishing a deferred tax liability from AVLP acquisition accounting.

Liquidity and Capital Resources

On December 31, 2023, excluding cash and cash equivalents from discontinued operations, we had cash and cash equivalents of $8.6 million (excluding restricted cash of $5.0 million), compared to cash and cash equivalents of $7.9 million (excluding restricted cash of $0.7 million) at December 31, 2022. The increase in cash and cash equivalents was primarily due to cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from notes and convertible notes partially offset by cash used in operating activities, the payment of debt, purchases of property and equipment and investments in equity securities.

Net cash used in operating activities totaled $5.4 million for the year ended December 31, 2023, compared to net cash provided by operating activities of $26.5 million for the year ended December 31, 2022. Cash used in operating activities for the year ended December 31, 2023 included $71.2 million net cash provided by marketable equity securities from trading activities related to the operations of Ault Lending and $29.1 million proceeds from the sale of digital currencies from our Sentinum Bitcoin mining operations, offset by operating losses and changes in working capital. Net cash used in operating activities for the year ended December 31, 2023 included $4.6 million cash used in operating activities from discontinued operations.

Net cash used in investing activities was $29.5 million for the year ended December 31, 2023, compared to $158.6 million for the year ended December 31, 2022, which included $99.3 million of capital expenditures, primarily for Bitcoin mining equipment. Net cash used in investing activities for the year ended December 31, 2023 was primarily related to $8.7 million purchase of property and equipment, the $11.0 million purchase of equity securities, and the $6.3 million decrease in cash from the deconsolidation of SMC, partially offset by proceeds from the sale of fixed assets of $4.5 million. Net cash used in investing activities for the year ended December 31, 2023 included $6.3 million cash used in investing activities from discontinued operations.

Net cash provided by financing activities was $37.0 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $124.1 million for the year ended December 31, 2022, and primarily reflects the following transactions:

•	2022 Common ATM Offering – During the year ended December 31, 2023, we sold an aggregate of 4,268 shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $4.2 million and effective March 17, 2023, the 2022 Common ATM Offering was terminated;

•	2022 Preferred ATM Offering – During the year ended December 31, 2023, we sold an aggregate of 252,359 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $3.0 million and effective June 16, 2023, the 2022 Preferred ATM Offering was terminated;

•	2023 Common ATM Offering –On June 9, 2023, we entered into the 2023 Common ATM Offering with Ascendiant Capital. During the year ended December 31, 2023, we sold an aggregate of 4.3 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $35.3 million;

•	$65.0 million payments on notes payable, partially offset by $38.8 million proceeds from notes payable;

•	$7.3 million proceeds from subsidiaries’ sale of stock to non-controlling interests;

•	$5.2 million proceeds from convertible notes payable, partially offset by $1.0 million payments on convertible notes payable;

•	$4.6 million proceeds from convertible notes payable, related party, partially offset by $0.2 million payments on convertible notes payable, related party; and

•	$3.8 million net proceeds from sales of Series C preferred stock, related party.

Net cash provided by financing activities for the year ended December 31, 2023 included $5.2 million cash provided by financing activities from discontinued operations.

Financing Transactions Subsequent to December 31, 2023

Financing transactions subsequent to December 31, 2023 include the following:

2023 Common ATM Offering

During the period between January 1, 2024 through March 13, 2024, we sold an aggregate of 25.6 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $14.6 million and effective March 14, 2024, the 2023 Common ATM Offering was terminated.

6% Convertible Promissory Notes

On March 11, 2024, we entered into a note purchase agreement with two institutional investors pursuant to which we sold in a registered direct offering to the investors an aggregate of $2.0 million convertible promissory notes, bearing interest of 6%. The convertible promissory notes were issued at a discount, with net proceeds to us of $1.8 million. The convertible promissory notes are scheduled to mature June 12, 2024, we have the option to extend the maturity date to September 12, 2024, for which we will increase the principal amount of the convertible promissory notes by 5%. The convertible promissory notes are convertible into shares of common stock at a conversion price of $0.35 per share. As of April 15, 2024, none of the convertible promissory notes have been converted into shares of common stock.

Additional Closings of Series C Preferred Stock, Related Party

On each of March 7, 2024, March 8, 2024, March 18, 2024 and March 19, 2024, pursuant to the November 2023 SPA entered into with Ault & Company on November 6, 2023, we sold to Ault & Company 500 shares of Series C preferred stock and warrants to purchase 147,820 shares of common stock, for a total purchase price of $0.5 million. As of April 15, 2024, Ault & Company has purchased an aggregate of 43,500 shares of Series C preferred stock and warrants to purchase an aggregate of 12,860,311 shares of common stock, for an aggregate purchase price of $43.5 million. The November 2023 SPA provides that Ault & Company may purchase up to $75.0 million of Series C preferred stock and warrants in one or more closings.

Amendment to the November 2023 SPA

On March 25, 2024, the November 2023 SPA entered into with Ault & Company was amended to increase the amount of Series C Convertible Preferred Stock and Series C Warrants that may be purchase under the agreement from $50.0 million to $75.0 million and an extension of the date to closing the final tranche of the financing to June 30, 2024.

Critical Accounting Estimates

We have the following critical accounting estimates:

•	We review and evaluate the net carrying value of our long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. A test for recoverability is performed based on the estimated undiscounted future cash flows that will be generated from operations and the estimated salvage value of assets. There are many assumptions underlying future cash flows that are subject to significant risks and uncertainties, which include the estimated value of the assets. We review our business and operations for indications of impairment and, when indications are present, perform an impairment test. We involve a third-party expert when needed. However, it is possible that changes could occur in the near term that could adversely affect the estimate of future cash flows and salvage values to be generated from operating assets resulting in an impairment loss.

•	Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and of indefinite-lived intangible assets. Several methods may be used to estimate fair values, including market quotations, multiples of earnings and other valuation techniques. We primarily use discounted projected future earnings or cash flow methods in determining fair values. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, is charged to earnings as an impairment loss. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss.

•	On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments. We base our estimates on known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective.

A material weakness is a control deficiency (within the meaning of the PCAOB Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting, related party transactions, fair value estimates and analysis of financial instruments for proper classification in the consolidated financial statements, in a timely manner.

2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

3.	Our primary user access controls (i.e., provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes.

4.	The Company did not design and/or implement user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter in 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

 Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III (1)	54	Executive Chairman of the Board	2017
William B. Horne (1)	55	Chief Executive Officer, Vice Chairman and Director	2016
Henry Nisser (1)	55	President, General Counsel and Director	2019
Kenneth S. Cragun (1)	63	Chief Financial Officer	2020
Robert O. Smith	79	Lead Independent Director	2016
Moti Rosenberg	76	Director	2015
Jeffrey A. Bentz	64	Director	2018
Howard Ash	64	Director	2020

(1)	Executive Officer.

Each of the directors named above will serve until the next annual meeting of our stockholders or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Milton C. (Todd) Ault, III has served as our Executive Chairman since January 2021. Between December 2017 and January 2021, Mr. Ault was our Chief Executive Officer and between March 2017 and December 2017, Mr. Ault served as our Executive Chairman. Mr. Ault has served as a director of Alzamend since January 2024. Mr. Ault is Alzamend’s founder and served as Chairman of the Board and a director from inception in 2016 until its initial public offering in June 2021. Mr. Ault has served as the Chairman of the Board of Ault Disruptive since its inception in February 2021. Since January 2024, Mr. Ault has served as the Chairman of the Board and Chief Executive Officer of ROI. Since April 2023, Mr. Ault has served as the Executive Chairman of the Board of the MICS. Mr. Ault has served as Chairman of the Board and Chief Executive Officer of Ault & Company since December 2015, and as Chairman of the Board of Avalanche since September 2014. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Throughout his career, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

William B. Horne has been a member of our board of directors since October 2016. In January 2018, Mr. Horne was appointed as our Chief Financial Officer until August 2020, when he resigned as our Chief Financial Officer and was appointed as our President. On January 12, 2021, Mr. Horne resigned as our President and became our Chief Executive Officer. Mr. Horne has served as a director of Alzamend since June 2016 and upon the effectiveness of its initial public offering in June 2021, Mr. Horne become its Chairman of the Board. Mr. Horne served as Alzamend’s Chief Financial Officer from June 2016 through December 2018. Mr. Horne has been the Chief Executive Officer and a member of the board of directors of Ault Disruptive since its inception in February 2021. Mr. Horne has served as a director and Chief Financial Officer of Avalanche since June 2016. Mr. Horne has served as a director and Chief Financial Officer of Ault & Company since October 2017. Mr. Horne has served as a director of GIGA since September 2022. He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. from August 2013 to May 2019. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University.

Henry C.W. Nisser, has been our President since May 2019, and has served as our Executive Vice President and General Counsel and as one of our directors since September 2020. Mr. Nisser has been the President, General Counsel and a member of the board of directors of Ault Disruptive since its inception in February 2021. Mr. Nisser has served as Alzamend’s Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director of Alzamend in September 2020. Since March 2023, Mr. Nisser has served as the President, General Counsel and director of ROI. Since April 2023, Mr. Nisser has served as a director of MICS. Mr. Nisser is the Executive Vice President and General Counsel of Avalanche. Mr. Nisser has served as a President, General Counsel and a director of Ault & Company since May 2019. From December 15, 2021 through March 16, 2022, Mr. Nisser served as Chief Executive Officer and on the board of directors of TurnOnGreen. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom.

Kenneth S. Cragun has been our Chief Financial Officer since August 2020 and between October 2018 and August 2020, served as our Chief Accounting Officer. Since June 2021, Mr. Cragun has served as Senior Vice President of Finance at Alzamend on a part-time basis. Between December 2018 and June 2021, Mr. Cragun served as the Chief Financial Officer of Alzamend. Mr. Cragun has been the Chief Financial Officer of Ault Disruptive since its inception in February 2021. Since September 2018, Mr. Cragun has served on the board of directors and Chairman of the Audit Committee of Verb Technology Company, Inc. Since July 2022, Mr. Cragun has served on the board of directors of MICS. He served as a CFO Partner at Hardesty, LLC, a national executive services firm between October 2016 and October 2018. His assignments at Hardesty included serving as Chief Financial Officer of CorVel Corporation, a publicly traded company and a nationwide leader in technology driven, healthcare-related, risk management programs, and of RISA Tech, Inc., a private structural design and optimization software company. Mr. Cragun was also Chief Financial Officer of two Nasdaq-traded companies, Local Corporation, a publicly held local search company (“Local Corp.”), from April 2009 to September 2016, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo.

Robert O. Smith has served as a director since September 2016, and was previously a member of our board from November 2010 to May 2015. Mr. Smith is currently an independent C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. Mr. Smith has served on the board of directors of GWW since September 2022. Mr. Smith has served on the board of directors of ROI since October of 2023, where he acts as ROI’s lead independent director as well as the chairman of its audit committee. Mr. Smith has served on the board of directors of Ault Disruptive since its inception in February 2021. From 2004 to 2007, he served on the board of directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of the Board. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of its Compower/Boschert division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University.

Mordechai Rosenberg has served as a director since June 2015. Mr. Rosenberg serves as one of our independent directors. He has served as an independent consultant to various companies in the design and implementation of homeland security systems in Europe and Africa since 2010. From 2004 to 2009, he served as a special consultant to Bullet Plate Ltd., a manufacturer of armor protection systems, and NovIdea Ltd., a manufacturer of perimeter and border security systems. From 2000 to 2003, Mr. Rosenberg was the general manager of ZIV U.P.V.C Products Ltd.’s doors and window factory. Mr. Rosenberg is an active reserve officer and a retired colonel from the Israeli Defense Force (“IDF”), where he served for 26 years and was involved in the development of weapon systems. In the IDF, Mr. Rosenberg served in various capacities, including, company, battalion and brigade commander, head of the training center for all IDF infantry, and head of the Air Force’s Special Forces. Mr. Rosenberg received a B.A in History from the University of Tel Aviv and a Master of Arts in Political Science from the University of Haifa in Israel. Mr. Rosenberg graduated from the course of Directors & Officers at the College of Management, Tel Aviv.

Jeffrey A. Bentz has served as a director since January 2018. Mr. Bentz is an experienced businessman who served from 1994 to 2022 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services and heavy equipment operations. Mr. Bentz has served as a director of Ault Disruptive since its inception in February 2021 and GWW since September 2022. He also has served as a director and advisor to several private companies and agencies. Mr. Bentz obtained a B.A. degree in Business and Finance from Western Washington University.

Howard Ash has served as a director since August 2020. Mr. Ash is an accomplished executive with extensive experience in business and finance, who served as CEO, COO and CFO to a variety of high profile, international companies. Mr. Ash continues to serve as Chairman of Claridge Management since 2000. Mr. Ash was a director of Net Element, Inc. (NASDAQ-NETE) from June 13, 2016 through July 13, 2020, serving as Chairman of both the Audit and Compensation committees, as well as the Nominating and Governance Committees during his tenure. He served as Chief Operating Officer of BioCard Corporation from 1997 to 2007. He served as Chief Operating Officer of CITA Americas, Inc. from 1996 to 1997. Mr. Ash served as Chief Executive Officer of IEDC Marketing, Inc. from 1992 to 1996. He held a CFO/Chief Strategist position at Abrams, Ash & Associates from 1990 to 1992. Mr. Ash currently serves on the Advisory Board of the U.K. based E2Exchange, the Institute of Entrepreneurs, since 2011, and is the only non-UK citizen holding that position. Mr. Ash served from 2009 to 2014 in a senior development and strategic capacity for One Laptop Per Child, a global NGO created to provide educational opportunities providing laptops to the world’s poorest children. Prior Chairmanships include the 2009 through 2012 term for the Sturge Weber Foundation, a non-profit organization dedicated to curing this rare but fatal syndrome affecting children. Previously, Mr. Ash was an Advisory Board Member to Edge Global Investment Limited which forged a strategic partnership with the Africa Forum, consisting of 37 former Heads of State and Government. Mr. Ash started an interest-free micro-loan society in 1987 that has provided more than $15 million in micro-loans throughout the U.S. and Israel. In 1999, Mr. Ash founded the Circle of Life Resource Center, Inc., a food bank in Miami, Florida that feeds several hundred families per week. Mr. Ash earned a Bachelor of Commerce degree, with Honors in Accounting and Law from the University of Witwatersrand (South Africa) in 1980.

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

Audit Committee

Messrs. Ash, Smith and Bentz currently comprise the Audit Committee of our Board. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE American. Our Board has also determined that Messrs. Ash and Smith qualify as an “audit committee financial expert” as defined in SEC regulations and satisfy the financial sophistication requirements set forth in the NYSE American Rules. Mr. Ash serves as the Chairman of the Audit Committee.

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

Our Executive Committee approves and manages our investment and trading strategy. The Executive Committee has decades of experience in financial, investing and securities transactions. Led by our Founder and Executive Chairman, Milton C. (Todd) Ault, III, we seek to find undervalued companies and disruptive technologies with a global impact. We use a traditional methodology for valuing securities that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling or sizable but non-controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. Mr. Ault relies heavily on William B. Horne, our Vice Chairman and Chief Executive Officer, and Henry Nisser, our President and General Counsel, to provide analysis and guidance on various objectives that the Company sets, including financings and all acquisition targets and throughout the acquisition process.

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities, dividends and, in the case of publicly traded partner companies, transactions in their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings, mergers or spin-offs and directed share subscription programs. We will continue to consider these and functionally equivalent programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

Our Executive Committee acts as the underwriting committee for Ault Lending and approves all lending transactions. Under its business model, Ault Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. Ault Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to Ault Lending in any particular financing. Ault Lending’s activities are more fully described elsewhere in this Annual Report; see page 22.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; *

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; **

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

•	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

* Mr. Cragun served as Chief Financial Officer of Local Corporation (April 2009 to September 2016), formerly based in Irvine, California, and, in June 2015, Local Corporation filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code.

** Please see the press release issued by the Company on August 15, 2023.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2023 and 2022, by our principal executive officer. Because we are a Smaller Reporting Company, we only have to report information of our principal executive officer and our two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)
Milton C. Ault, III	2023	400,000	16,667	-	-	325,773	742,440
Executive Chairman of the Board	2022	400,000	1,716,667	-	-	56,392	2,173,059
William B. Horne	2023	375,000	16,667	-	-	98,195	489,862
Chief Executive Officer	2022	300,000	1,812,500	-	-	49,664	2,162,164
Henry C. Nisser	2023	300,000	12,500	-	-	55,727	368,227
President and General Counsel	2022	300,000	912,000	-	-	36,251	1,248,251

(1)	The values reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options and stock awards to our named executive officer in the years shown.

(2)	The amounts in “All Other Compensation” consist of 401(k) matching amounts, vehicle allowance, personal use of the Company’s corporate aircraft, health insurance benefits, long-term and short-term disability insurance benefits, and travel and entertainment expenses. The personal use of corporate aircraft, reflects the incremental cost to Ault Alliance for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense. Summary table of “All Other Compensation” for the year ended December 31, 2023 is set forth below:

Name	401(k) Matching Contribution ($)	Automobile Expenses ($)	Personal Use of Aircraft ($)	Medical and Life Insurance Benefits ($)	Travel and Entertainment ($)	Total All Other Compensation ($)
Milton C. Ault, III	16,500	12,000	262,134	23,179	11,960	325,773
William B. Horne	16,500	12,000	5,719	52,016	11,960	98,195
Henry C. Nisser	12,763	-	20,301	10,704	11,960	55,727

Compensation from Related Companies

The compensation table above does not include compensation paid to those executives from related companies for the year ended December 31, 2023 as set forth below:

	AVLP		Alzamend		Circle 8	SMC
Name	Board Fees	Officer Compensation	Board Fees	Officer Compensation	Board Fees	Board Fees
Milton C. Ault, III	$100,000	$-	$50,000	$-	$-	$-
William B. Horne	$-	$50,000	$50,000	$-	$25,000	$-
Henry C. Nisser	$-	$50,000	$-	$50,000	$-	$16,000

Employment Agreements

Milton C. Ault, III

On June 17, 2018, the Company entered into a ten-year executive employment agreement with Milton C. Ault, III, to serve as Chief Executive Officer of the Company.  On January 19, 2021, Mr. Ault was appointed as Executive Chairman of the Company. For his services, Mr. Ault will be paid a base salary of $400,000 per annum (the “Base Salary”).

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

William B. Horne

On January 25, 2018, we entered into an employment agreement with William Horne to serve as Chief Financial Officer and Executive Vice President of the Company and its subsidiaries for an initial term through September 30, 2022, which automatically renews thereafter for successive one-year terms unless either party provides written notification at least four months prior to the end of a term of their desire to terminate.  Mr. Horne’s base salary was $300,000 per annum, which was increased to $400,000 effective April 1, 2023. Mr. Horne is eligible to receive an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Company’s compensation committee.

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

Henry Nisser

On April 12, 2019, the Company entered into an employment agreement (the “Agreement”) with Henry Nisser to serve as General Counsel and Executive Vice President of the Company and its subsidiaries for an initial term through May 1, 20223 which automatically renews thereafter for successive one-year terms unless either party provides written notification at least four months prior to the end of a term of their desire to terminate. The effective date of the Agreement was May 1, 2019. For 2023, Mr. Nisser’s base salary was $300,000 per annum (the “Base Salary”).

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of annual total compensation of Mr. Ault, our Executive Chairman, to that of our median employee. Our median employee earned $52,400 in total compensation for 2023. Based upon the total 2023 compensation reported for Mr. Ault of $742,440 as reported under “Total” in the Summary Compensation Table, our ratio of PEO to median employee pay was 12:1. Our median employee is employed in our Circle 8 subsidiary.

Our Chief Executive Officer and Principal Executive Officer, however, is not Mr. Ault but William B. Horne. In order to follow the intent of the SEC’s rules, which appear to presume that the CEO is the highest paid executive officer of an issuer, we chose to present the total annual compensation of Mr. Ault, who is paid marginally more than Mr. Horne.

While Mr. Ault’s salary exceeds Mr. Horne’s by $25,000 and $100,000 for both fiscal years ended December 31, 2023 and 2022, respectively, his annual total compensation exceeds Mr. Horne’s by no more than $252,578 and $10,895, respectively.

Calculation Methodology

To identify our median employee, we identified our total employee population worldwide as of December 31, 2023, excluding our Executive Chairman, in accordance with SEC rules. On December 31, 2023, 80% of our employee population was located in the U.S., with 20% in non-U.S. locations.

We collected full-year 2023 actual gross earnings data for the December 31, 2023 employee population, including cash-based compensation and equity-based compensation that was realized in 2023, relying on our internal payroll records. Compensation was annualized on a straight-line basis for non-temporary new hire employees who did not work with our company for the full calendar year.

Once we determined the median employee, we calculated total compensation for the median employee in the same manner in which we determine the compensation shown for our named executive officers in the Summary Compensation Table, in accordance with SEC rules.

Pay Versus Performance

Pay Versus Performance Table

The following table sets forth information concerning: (1) the compensation of our Executive Chairman, Mr. Ault (referred to in the table below as “EC”) and the average compensation for our other Named Executive Officers (“NEOs”), Mr. Horne (our PEO) and Mr. Nisser, both as reported in the Summary Compensation Table and with certain adjustments to reflect the “compensation actually paid” to such individuals, as defined under SEC rules, for each of the fiscal years ended December 31, 2021, 2022 and 2023 and (2) our cumulative total shareholder return (“TSR”), the cumulative TSR of our selected peer group (Bitfarms Limited, Cipher Mining, Inc., CleanSpark, Inc., Hive Digital Technologies Limited, Riot Platforms, Inc., Titan Machinery Inc., Alta Equipment Group Inc., B. Riley Financial, Inc.), net loss and revenue over such years, in each case determined in accordance with SEC rules:

Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)	Total Shareholder Return ($)	Peer Group Total Shareholder Return ($)	Net Income ($)	Total Revenue ($)

2023	742,440	689,052	429,045	375,657	0.01	88.88	(232,401,000)	156,444,000

2022	2,173,059	1,120,398	1,705,208	652,547	3.64	62.62	(182,209,000)	117,637,000

2021	4,195,025	2,418,538	3,681,239	1,904,752	27.36	147.19	(23,269,000)	52,400,000

Compensation actually paid to our EC represents the “Total” compensation reported in the Summary Compensation Table for the applicable fiscal year, adjusted as follows:

	2023		2022		2021
Name	EC ($)	Average of NEOs ($)	EC ($)	Average of NEOs ($)	EC ($)	Average of NEOs ($)

Summary compensation table total	742,440	429,045	2,173,059	1,705,208	4,195,025	3,681,239
Deduction for amounts reported under the stock awards column in the summary compensation table	-	-	-	-	2,933,440	2,933,440
Year end value of equity awards granted during year that remain unvested as of year-end	-	-	-	-	1,156,953	1,156,953
Year over year change in fair value of outstanding and unvested equity awards	-	-	(525,468)	(525,468)	-	-
Year over year change in fair value of equity awards granted in prior years and vested in the year	(53,388)	(53,388)	(527,193)	(527,193)	-	-
Compensation actually paid	689,052	375,657	1,120,398	652,547	2,418,538	1,904,752

Narrative Disclosure to Pay Versus Performance Table

Relationship between Financial Performance Measures

The line graphs below compare (i) the compensation actually paid to our EC and the average of the compensation actually paid to our remaining NEOs, with (ii) our cumulative TSR, (iii) our peer group TSR, (iv) our net loss, and (v) our revenue, in each case, for the fiscal years ended December 31, 2021, 2022 and 2023.

TSR amounts reported in the graph assume an initial fixed investment of $100, and that all dividends, if any, were reinvested. The term “PEO” as used in the tables below refers to the EC, not the PEO.

Policies on Ownership, Insider Trading, 10b5-1 Plans and Hedging

We do not have formal stock ownership guidelines for our employees or directors, because the Board is satisfied that stock and option holdings among our employees or directors are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders.

We have established an insider trading policy that provides guidelines to, and imposes restrictions on, officers, directors and employees with respect to transactions in the Company’s securities. The Company’s insider trading policy prohibits certain actions by such individuals relating to buying and selling common stock of the Company, and discourages certain other actions in other situations. Such individuals are authorized to enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer. Under these plans, the individual must not exercise any influence over the amount of the securities to be traded, the price at which they are to be traded or the date of the trade. The plan must either specify the amount, pricing and timing of transactions in advance or delegate discretion on these matters to an independent third party. Such plans provide a defense from insider trading liability.

We have not adopted any hedging policies.

Advisory Vote on Executive Compensation

At the annual meeting of stockholders on November 23, 2022, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. An advisory vote on executive compensation is held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2023 to the named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Milton C. Ault, III	27	-	-	13,425.00	9/17/2030
	53	-	-	19,125.00	4/26/2031
William B. Horne	27	-	-	13,425.00	9/17/2030
	53	-	-	19,125.00	4/26/2031
Henry C. Nisser	27	-	-	13,425.00	9/17/2030
	53	-	-	19,125.00	4/26/2031

Director Compensation

The Company pays each independent director an annual base amount of $45,000 annually, other than Messrs. Smith and Ash, who each receive a base amount of $55,000 annually due to the additional services provided by Mr. Smith as a lead independent director and Mr. Ash as Audit Committee Chairman. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided is significantly above what was anticipated. In addition, independent directors are eligible, at the Board’s discretion, to receive a bonus.

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2023:

	Fees earned or	Stock	Option	All other
Name	paid in cash ($)	awards ($)	awards ($)	compensation ($)	Total ($)
Robert O. Smith	55,000	—	—	—	55,000
Jeffrey A. Bentz	45,000	—	—	—	45,000
Mordechai Rosenberg	45,000	—	—	—	45,000
Howard Ash	55,000	—	—	—	55,000

Stock Incentive Plans

On December 28, 2018, the stockholders approved the 2018 Stock Incentive Plan (as amended on May 5, 2019), which amendment was approved by the stockholders on July 19, 2019, the “2018 Stock Incentive Plan”), under which options to acquire up to 5,000 shares of common stock may be granted to the Company’s directors, officers, employees and consultants. The 2018 Stock Incentive Plan is in addition to the Company’s (ii) 2016 Stock Incentive Plan, under which options to acquire up to 1 share of common stock may be granted to the Company’s directors, officers, employees and consultants, (iv) 2021 Stock Incentive Plan, under which 1,000 stock options, restricted stock, stock appreciation rights, restricted stock units, and other stock-based compensation. be granted to the Company’s directors, officers, employees and consultants, (v) 2021 Employee Stock Purchase Plan, intended to assist our employees in acquiring share ownership up to an aggregate of 131 shares of common stock, and (vi) 2022 Stock Incentive Plan, under which 10,000 stock options, restricted stock, stock appreciation rights, restricted stock units, and other stock-based compensation. be granted to the Company’s directors, officers, employees and consultants (collectively the “Plans”).

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

As of December 31, 2023, options to purchase 779 shares of common stock were issued and outstanding, and 10,411 shares are available for future issuance under the Plans.

401(k) Plans

Ault Alliance, TurnOnGreen and Microphase have adopted tax-qualified employee savings and retirement plan, or 401(k) plans, which generally cover all of their full-time employees. Pursuant to the 401(k) plans, eligible employees may make voluntary contributions to the plan up to a maximum of pursuant to the current Internal Revenue Code limits. The Microphase 401(k) plan permits, but does not require, matching contributions by them on behalf of plan participants. The Ault Alliance and TurnOnGreen 401(k) plans include matching contributions at the rate of (1) $1.00 for each $1.00 contributed, up to 3% of the base salary and (2) $0.50 for each $1.00 contributed thereafter, up to 5% of the base salary and permits discretionary contributions. The 401(k) plans are intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by the Company when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

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

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of April 15, 2024 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of April 15, 2024, there were 30,065,339 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 15, 2024 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws.

Name and address of beneficial owner(1)	Number of shares beneficially owned		Approximate percent of class
Milton C. Ault, III	452,785	(2)	1.48%
William Horne	162	(3)	*
Henry Nisser	162	(3)	*
Ken Cragun	72	(4)	*
Robert Smith	45	(5)	*
Mordechai Rosenberg	48	(6)	*
Jeffrey A. Bentz	48	(6)	*
Howard Ash	41	(7)	*
All directors and executive officers as a group (eight persons)	453,364		1.49%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Ault Alliance, Inc., 11411 Southern Heights Pkwy, Suite 240, Las Vegas, NV 89141.

(2)	Represents (i) 261 shares of Common Stock, (ii) 81 shares of Common Stock underlying stock options currently exercisable or exercisable within 60 days of April 15, 2024, (iii) 229 shares of Common Stock held by Ault & Company, and (iv) 452,214 shares of Common Stock issuable upon conversion of the Series C Preferred Stock held by Ault & Company. Excludes (i) 123,833,499 additional shares of Common Stock issuable upon conversion of Series C Preferred Stock owned by Ault & Company, (ii) 1,907,440 shares of Common Stock issuable upon exercise of a warrant issued October 13, 2023 and an aggregate of 12,860,311 shares of Common Stock issuable upon exercise of warrants issued December 14, 2023, March 7, 2024, March 8, 2024, March 18, 2024 and March 19, 2024 to Ault & Company (the “Warrants”). No more than 452,214 shares of Common Stock may be issued in the aggregate upon conversion of the Series C Preferred Stock and/or exercise of the Warrants, in accordance with the rules and regulations of the NYSE American, LLC unless the Company first obtains stockholder approval. Mr. Ault is the Chief Executive Officer of Ault & Company.

(3)	Represents (i) 81 shares of Common Stock and (ii) 81 shares of Common Stock underlying stock options currently exercisable or exercisable within 60 days of April 15, 2024.

(4)	Represents (i) 28 shares of Common Stock and (ii) 44 shares of Common Stock underlying stock options currently exercisable or exercisable within 60 days of April 15, 2024.

(5)	Represents (i) 18 shares of Common Stock and (ii) 27 shares of Common Stock underlying stock options currently exercisable or exercisable within 60 days of April 15, 2024.

(6)	Represents (i) 21 shares of Common Stock and (ii) 27 shares of Common Stock underlying stock options currently exercisable or exercisable within 60 days of April 15, 2024.

(7)	Represents (i) 14 shares of Common Stock and (ii) 27 shares of Common Stock underlying stock options currently exercisable or exercisable within 60 days of April 15, 2024.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2023.

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	421	$17,546	10,411
Equity compensation plans not approved by stockholders	358	$17,278	-
Total	779	$17,423	10,411

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Ault & Company, Inc.

On February 25, 2021, Ault & Company sold and issued an 8% Secured Promissory Note in the principal amount of $2,500,000 (the “2021 Note”) to us. The principal amount of the 2021 Note, plus any accrued and unpaid interest at a rate of 8% per annum, was originally due and payable on August 5, 2021 but the maturity date was subsequently extended to December 31, 2022.

On June 8, 2023, we entered into the Credit Agreement with Ault & Company as the lender. The Credit Agreement provided for an unsecured, non-revolving credit facility in an aggregate principal amount of up to $10,000,000. All Advances were due within five business days after request by Ault & Company and Ault & Company was not obligated to make any further Advances under the Credit Agreement after December 8, 2023. Advances under the Credit Agreement bore interest at the rate of 9.5% per annum and may be repaid at any time without penalty or premium. As of April 15, 2024, no Advances were outstanding.

Effective August 3, 2023, we and the Investors entered into the Exchange Agreement pursuant to which the Investors exchanged all of their preferred shares as well as their Demand Notes issued to the Investors by us on or about May 20, 2023, with each Demand Note having a principal outstanding amount of approximately $0.8 million for the Exchange Notes, each with a principal face amount of $5.3 million, for an aggregate Principal Amount of $10.5 million. We and Mr. Ault, our Executive Chairman, entered into guaranty agreements with the March 2023 Investors guaranteeing repayment by Ault & Company of the Exchange Notes.

Effective as of August 3, 2023, we assigned the Exchange Notes to Ault & Company. As consideration for Ault & Company assuming the Exchange Notes from us, we issued the First Ault & Company Demand Note to Ault & Company.

Effective as of August 10, 2023, we assigned the Term Note to Ault & Company. As consideration for Ault & Company assuming the Term Note from us, we issued the Second Demand Note to Ault & Company.

On October 13, 2023, we entered into a note purchase agreement with Ault & Company, pursuant to which we sold to Ault & Company (i) the Senior Note and Warrants to purchase shares of our common stock for a total purchase price of up to $17.5 million.

The purchase price was comprised of the following: (i) cancellation of $4.6 million of cash loaned by Ault & Company to us since June 8, 2023 pursuant to the Credit Agreement; (ii) cancellation of $11.6 million of term loans made by us to Ault & Company in exchange for Ault & Company assuming liability for the payment of $11.6 million of secured notes; and (iii) the retirement of $1.25 million stated value of 125,000 shares of our Series B Convertible Preferred Stock (representing all shares issued and outstanding of that series) being transferred from Ault & Company to us.

The Senior Note had a principal face amount of $17.5 million and a maturity date of October 12, 2028. The Senior Note bore interest at the rate of 10% per annum. Interest was payable, at Ault & Company’s option, in cash or shares of common stock at the applicable conversion price. Accrued interest was payable on the maturity date, provided, however, that Ault & Company had the option, on not less than 10 calendar days’ notice to us, to require payment of accrued but unpaid interest on a monthly basis in arrears.

The Senior Note was convertible into shares of common stock at a conversion price equal to the greater of (i) the Floor Price, and (ii) the lesser of (A) $7.38 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion. The conversion price was subject to adjustment in the event of an issuance of common stock at a price per share lower than the conversion price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The Warrants grant Ault & Company the right to purchase 1,907,440 shares of common stock. The Warrants have a five-year term, expiring on the fifth anniversary of the closing date, and become exercisable on the first business day after the six-month anniversary of the closing date. The exercise price of the Warrants is $0.35, which is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events or in the event of an issuance of common stock at a price per share lower than the exercise price.

On November 6, 2023, we entered into the November 2023 SPA with Ault & Company, pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 50,000 shares of Series C Convertible Preferred Stock and the Series C Warrants to purchase up to 14.8 million shares of common stock for a total purchase price of up to $50 million. The consummation of the transactions contemplated by the November 2023 SPA, specifically the conversion of the Series C Convertible Preferred Stock and the exercise of the Series C Warrants in an aggregate number in excess of 19.99% on the execution date of the November 2023 SPA, are subject to various customary closing conditions as well as regulatory and stockholder approval.

Additionally, until the earlier of (i) four years from the initial closing date of the November 2023 SPA (the “Initial Closing Date”), or (ii) the date when Ault & Company holds fewer than 10,000 shares of Series C Convertible Preferred Stock, the Company will be prohibited from (A) entering into any financing, whether debt or equity, other than conventional loans from a commercial bank, at a price per share less than the Series C Conversion Price (as defined below) or (B) entering into a variable rate financing transaction.

Further, for as long as Ault & Company holds at least 10,000 shares of Series C Convertible Preferred Stock, Ault & Company shall have a right to participate in any subsequent financing (a “Subsequent Financing”) allowing Ault & Company to purchase such number of securities in the Subsequent Financing to allow Ault & Company to maintain its percentage beneficial ownership of the Company that Ault & Company held immediately prior to the Subsequent Financing.

In addition, the Company must establish a reserve account to be funded with no less than 12.5% of the gross proceeds received from the sale of the Series C Convertible Preferred Stock, which shall be maintained for a period of at least nine months from the Initial Closing Date.

On December 14, 2023, pursuant to the November 2023 SPA, we sold to Ault & Company, in three separate closings that occurred on the closing date, an aggregate of 41,500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 12,269,031 shares of common stock, for a total purchase price of $41.5 million. At the Initial Closing, Ault & Company purchased 21,500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 6,356,245 shares of common stock, for a purchase price of $21.5 million, paid in cash. Immediately upon the Initial Closing, we paid $20,432,876 to satisfy in full the outstanding secured convertible notes issued to the lenders pursuant to the Loan and Guarantee Agreement, dated November 7, 2022, as amended on July 19, 2023.

Promptly thereafter, at the Second Closing, Ault & Company purchased 10,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 2,956,393 shares of common stock, for a purchase price of $10.0 million, paid in cash. Immediately upon the Second Closing, we paid $10.0 million to partially satisfy the outstanding Senior Note. Promptly thereafter, at the Third Closing, Ault & Company purchased another 10,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase another 2,956,393 shares of common stock, for a purchase price of $10.0 million, paid in cash. Immediately upon the Third Closing, we paid $7.5 million to satisfy the remaining outstanding balance on the outstanding Senior Note.

On December 14, 2023, we, along with the Guarantors entered into the Loan Agreement with institutional lenders, pursuant to which Ault & Company borrowed $36 million and issued the Secured Notes to the lenders in the aggregate amount of $38.9 million. The Loan Agreement was amended on April 15, 2024.

Pursuant to the Loan Agreement, the Guarantors, as well as Milton C. Ault, III, our Executive Chairman and the Chief Executive Officer of Ault & Company, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) the Miners, (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Third Avenue, Ault Energy, ADTC, Eco Pack, and Circle 8 Holdco, (iii) a mortgage and security agreement by Third Avenue on the Florida Property, (iv) a future advance mortgage by ACS on the Michigan Property, (v) an aircraft mortgage and security agreement by Ault Aviation on the Aircraft, and (vi) deposit account control agreements over certain bank accounts held by certain of our subsidiaries.

In addition, pursuant to the Loan Agreement, we agreed to establish the Segregated Account, which would be used as a further guarantee of repayment of the Secured Notes. $3.5 million of cash was paid into the Segregated Account on the closing date. We are required to have the minimum balance in the Segregated Account be not less than $7 million, $15 million, $20 million and $27.5 million on the five-month, nine-month, one-year and two-year anniversaries of the closing date, respectively. In addition, starting on March 31, 2024, we are required to deposit $0.3 million monthly into the Segregated Account, which increases to $0.4 million monthly starting March 31, 2025. Further, we agreed to deposit into the Segregated Account, (i) up to the first $7 million of net proceeds, if any, from the sale of the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford; (ii) 50% of cash dividends (on a per dividend basis) received from Circle 8 on or after June 30, 2024; (iii) 30% of the net proceeds from any bond offerings we conduct, which shall not exceed $9 million in the aggregate; and (iv) 25% of the net proceeds from cash flows, collections and revenues from loans or other investments made by Ault Lending (including but not limited to sales of loans or investments, dividends, interest payments and amortization payments), which shall not exceed $5 million in the aggregate. In addition, if we decide to sell certain assets, we further agreed to deposit funds into the Segregated Account from the sale of those assets, including, (i) $15 million from the sale of the Florida Property, (ii) $11 million from the sale of the Aircraft, (iii) $17 million from the sale of the Michigan Property, (iv) $350 per Miner, subject to a de minimis threshold of $1 million, and (v) $10 million from the sale of Circle 8.

On March 25, 2024 we entered into an amendment to the (i) November 2023 SPA, (ii) the related Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Convertible Stock and (iii) the number of Series C Warrants, to provide for (A) an increase in the dollar amount of the Series C Convertible Preferred Stock that Ault & Company may purchase from us from $50,000,000.00 to $75,000,000.00 and (B) extended the date of on which the final closing may occur to June 30, 2024, subject to Ault & Company’s ability to further extended such date for ninety days.

Description of the Series C Convertible Preferred Stock

Conversion Rights

Each share of Series C Convertible Preferred Stock has a stated value of $1,000.00 and is convertible into shares of common stock at a conversion price equal to the greater of (i) the Floor Price, and (ii) the lesser of (A) $0.35 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion (the “Series C Conversion Price”). The Series C Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series C Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Floor Price will under no circumstances be adjusted for stock dividends, stock splits, stock combinations or similar transactions.

Voting Rights

The holders of the Series C Preferred Stock are entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and the NYSE American, provided, however, that for purposes of complying with NYSE American regulations, the conversion price, for purposes of determining the number of votes the holder of Series C Convertible Preferred Stock is entitled to cast, shall not be lower than $3.075 (the “Voting Floor Price”), which represents the closing sale price of the common stock on the trading day immediately prior to the date of execution of the November 2023 SPA. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

In addition, Ault & Company will be entitled to elect such number of directors to the Board as shall be equal to a percentage determined by dividing (i) the number of shares of common stock issuable upon conversion of the Series C Preferred Stock then owned by Ault & Company (the “Conversion Shares”), by (ii) the sum of the number of shares of common stock then outstanding plus the number of Conversion Shares.

The conversion of the Series C Preferred Stock is subject to approval by the NYSE American and our stockholders.

Description of the Series C Warrants

On each closing date, the Company will issue Ault & Company the Series C Warrants, which grant Ault & Company the right to purchase a specified number of common stock (the “Warrant Shares”). The exercise price of the Series C Warrants is $0.35 (the “Exercise Price”) and the number of Warrant Shares is determined by dividing the actual investment amount by the Exercise Price. The Exercise Price is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events.

The Series C Warrants have a five-year term, expiring on the fifth anniversary of the date of issuance, and become exercisable on the first business day after the six-month anniversary of the date of issuance.

The exercise of the Warrants is also subject to approval by the NYSE American and our stockholders.

Milton C. Ault, III, our Executive Chairman, is also the Chief Executive Officer and a director of Ault & Company. William B. Horne, our Chief Executive Officer and Vice Chairman, is also Chief Financial Officer and a director of Ault & Company. Henry Nisser, our President, General Counsel and a member of our board of directors, is also the President, General Counsel and a director of Ault & Company.

ROI

On June 8, 2022, Ault Lending entered into a securities purchase agreement with ROI whereby Ault Lending agreed to purchase $12,000,000 of a new series of convertible preferred stock of ROI, which transaction closed on June 29, 2022. As part of the transaction we were issued 102,881 shares of ROI’s common stock and a warrant to purchase forty-nine percent (49%) of ROI’s common stock calculated on a fully diluted basis, subject to certain terms and conditions.

On July 11, 2022, we announced the formation of Ault Energy. Ault Energy will partner with White River Holdings Corp. (“White River”), a then subsidiary of ROI, on drilling projects across 30,000 acres in Texas, Louisiana and Mississippi. Ault Energy, as Ault Lending’s designee, has the right to purchase up to 25%, or such higher percentages at the discretion of White River, in various drilling projects of White River. In August 2022, Ault Energy committed to purchasing 40% of the first drilling project offered, at a cost to Ault Energy of approximately $1 million. In October 2022, Ault Energy committed to purchasing 37.5% of the second drilling project offered, at a cost to Ault Energy of approximately $1.6 million. In March 2023, Ault Energy committed to purchasing 20% of the third drilling project offered, at a cost to Ault Energy of approximately $1.0 million.

On February 8, 2023, we entered into the February 2023 Agreement with ROI and the other signatories thereto. The February 2023 Agreement provided that, subject to the terms and conditions set forth therein, ROI would acquire all of the outstanding shares of capital stock of our then subsidiary, BNC, of which we owned approximately 86%, and the remaining 14% was owned by the Minority Shareholders, as well as RiskOn 360, in exchange for the following: (i) 8,637.5 shares of Series B Preferred that were issued to us, and (ii) 1,362.5 shares of Series C Preferred that were issued to the to the Minority Shareholders. The Series B Preferred and the Series C Preferred each have a Stated Value of $10,000 per share, for a combined stated value of the Preferred Stock to be issued by ROI, of $100,000,000, and subject to adjustment, are convertible into shares of common stock of ROI. However, pending approval of the transaction by ROI’s shareholders, the Preferred Stock is subject to a 19.9% beneficial ownership limitation, including the Series A Convertible Preferred Stock that we acquired from ROI in June of 2022.

Pursuant to the Preferred Stock Certificates, each share of Preferred Stock will be convertible into a number of shares of ROI common stock determined by dividing the Stated Value by the Conversion Price, or 40,000 shares of ROI common stock. The Conversion Price will be subject to certain adjustments, including potential downward adjustment if ROI closes a qualified financing resulting in at least $25,000,000 in gross proceeds at a price per share that is lower than the Conversion Price then in effect. The holders of Preferred Stock will be entitled to receive dividends at a rate of 5% of the Stated Value per annum during the Dividend Term. During the first two years of the Dividend Term, dividends will be payable in additional shares of Preferred Stock rather than cash, and thereafter dividends will be payable in either additional shares of Preferred Stock or cash as each holder may elect. If ROI fails to make a dividend payment as required by the Preferred Stock Certificates, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Preferred Stock will also have an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of ROI, and will rank senior to all other capital stock of ROI with respect thereto, except that the Series B Preferred and Series C Preferred shall rank pari passu. Each share of Series B Preferred was originally entitled to vote with the ROI common stock at a rate of 10 votes per share of common stock into which the Series B Preferred is convertible, but that provision was subsequently eliminated, as were the conventional voting rights of the Series C Preferred. Other than certain rights granted to the Company relating to amendments or waiver of various negative covenants, the terms, rights, preferences and limitations of the Preferred Stock Certificates are essentially identical. The February 2023 Agreement closed on March 6, 2023.

On November 15, 2023, we purchased from ROI 603.44 shares of ROI Series D Preferred for a total purchase price of $15.1 million. The purchase price was paid by the cancellation of $15.1 million of cash advances made by us to ROI between January 1, 2023 and November 9, 2023. Each share of ROI Series D Preferred has a stated value of $25,000 per share and each share of ROI Series D Preferred is convertible into a number of shares of ROI’s common stock determined by dividing the stated value by $0.51, subject to adjustment in the event of an issuance of ROI common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events. The ROI Series D Preferred holders are entitled to receive dividends at a rate of 10% per annum from issuance until November 14, 2033. In addition, for as long as at least 25% of the ROI Series D Preferred remain outstanding, ROI must obtain our consent with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further ROI is subject to certain negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations. However, pending approval of the transaction by ROI’s shareholders, the ROI Series D Preferred is subject to a 19.99% beneficial ownership limitation.

Milton C. Ault, III, our Executive Chairman, is also the Executive Chairman of ROI. Henry Nisser, our President, General Counsel and a member of our board of directors, is also the President, General Counsel and a director of ROI.

Alzamend

In November 2022, we entered into a marketing and brand development agreement with Alzamend, effective August 1, 2022, whereby we provided various marketing services over twelve months valued at $1.4 million. Alzamend had the right to pay the fee in cash or shares of its common stock with a value of $22.50 per share. On November 11, 2022, Alzamend elected to pay the fee in shares, and issued us 62,222 shares of its common stock.

On January 31, 2024, Ault Lending entered into the January 2024 SPA with Alzamend, pursuant to which Alzamend agreed to sell, in one or more closings, to Ault Lending up to 6,000 shares of ALZN Series B Preferred and ALZN Series B Warrants to purchase up to 6.0 million shares of Alzamend common stockfor a total purchase price of up to $6.0 million. On January 31, 2024, Ault Lending purchased 1,220 shares of ALZN Series B Preferred and warrants to purchase 1.22 million shares for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.22 million of cash advances made by Ault Lending to Alzamend between November 9, 2023 and January 31, 2023. On March 26, 2024, pursuant to the January 2024 SPA, Ault Lending purchased 780 shares of ALZN Series B Preferred Stock and ALZN Series B Warrants to purchase 780,000 shares of Alzamend common, for a purchase price of $780,000.  As of April 15, 2024, Ault Lending has purchased an aggregate of 2,000 shares of ALZN Series B Preferred and ALZN Series B Warrants to purchase an aggregate of 2.0 million shares of Alzamend common stock, for an aggregate purchase price of $2.0 million.

Description of the ALZN Series B Preferred

The terms of the ALZN Series B Preferred are as set forth in the Amended and Restated Certificates of Designations of the Rights, Preferences and Limitations of the Series B Convertible Preferred Stock, as amended (the “Series B Certificate of Designation”). Each share of ALZN Series B Preferred has a stated value of $1,000 per share (the “ALZN Stated Value”). The ALZN Series B Preferred does not accrue dividends.

Conversion Rights

Each share of ALZN Series B Preferred is convertible into a number of shares of Alzamend common stock (“ALZN Conversion Shares”) determined by dividing the ALZN Stated Value by $1.00 (the “ALZN Conversion Price”). The ALZN Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the ALZN Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

Voting Rights

The holders of the ALZN Series B Preferred are entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of ALZN Series B Preferred is entitled to cast, shall not be lower than $0.873 (the “ALZN Voting Floor Price”). The ALZN Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

Liquidation Rights

In the event of liquidation, dissolution, or winding up of Alzamend, the holders of ALZN Series B Preferred have a preferential right to receive an amount equal to the ALZN Stated Value per share of ALZN Series B Preferred before any distribution to other classes of capital stock. If the assets are insufficient, the distribution will be prorated among the holders of ALZN Series B Preferred. The remaining assets, if any, will then be distributed pro rata to the holders of outstanding Alzamend common stock. Any transaction that constitutes a change of control transaction shall be deemed to be a liquidation under the Series B Certificate of Designation.

Description of the Series B Warrants

At each closing, Alzamend will issue Ault Lending Series B Warrants, which grant Ault Lending the right to purchase a specified number of Alzamend common stock (the “ALZN Warrant Shares”). The exercise price of the Series B Warrants is $1.20 (the “ALZN Exercise Price”) and the number of ALZN Warrant Shares is equal to the number of ALZN Conversion Shares issuable upon the ALZN Series B Preferred issued at that closing. The ALZN Exercise Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the ALZN Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

The Series B Warrants become exercisable on the first business day after the six-month anniversary of issuance (the “ALZN Initial Exercise Date”) and have a five-year term, expiring on the fifth anniversary of the ALZN Initial Exercise Date.

Messrs. Ault, Horne and Nisser are each paid $50,000 annually by Alzamend.

Milton C. Ault, III, our Executive Chairman, is also the Vice Chairman of Alzamend. William B. Horne, our Chief Executive Officer and Vice Chairman, is also the Chairman of Alzamend. Henry Nisser, our President, General Counsel and a member of our board of directors, is also the Executive Vice President, General Counsel and a director of Alzamend.

Avalanche

On September 6, 2017, we entered into the AVLP Loan Agreement with an effective date of August 21, 2017, pursuant to which we provided Avalanche a non-revolving credit facility. The AVLP Loan Agreement has been increased to up to $20.0 million and extended to December 31, 2023.

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

While Avalanche received funds from a third party in the amount of $2.75 million in early April of 2019 in consideration for its issuance of the Third Party Note, $2.7 million was used to pay an outstanding receivable due us and no amount was used to repay the debt Avalanche owes us pursuant to the AVLP Loan Agreement. On October 12, 2021, Ault Alpha repaid the Third Party Note in full and also acquired a warrant to purchase 1.6 million shares of AVLP common stock. In consideration therefor, AVLP issued Ault Alpha a term note in the principal amount of $3.6 million, which term note had a maturity date of June 30, 2022.

On June 27, 2022, AVLP exchanged the term note it had issued to Ault Alpha for the Ault Alpha Note. The Ault Alpha Note is convertible, subject to adjustment, at $0.50 per share. AVLP also issued Ault Alpha a warrant to purchase an aggregate of 1,617,647 shares of Avalanche common stock at an exercise price of $0.50. Pursuant to a security agreement entered into by Avalanche and Ault Alpha, as amended by an intercreditor agreement entered into by and among the foregoing parties, our company and certain other persons, Ault Alpha was granted a second priority interest in AVLP’s assets securing the repayment of the Ault Alpha Note. In connection with the liquidation of Ault Alpha in December 2023, Ault Lending assumed the Ault Alpha Note, the warrants to purchase Avalanche common stock and the secured party rights.

On July 11, 2022, AVLP issued us the AVLP Note. The AVLP Note is convertible, subject to adjustment, at $0.50 per share. AVLP also issued us warrants to purchase an aggregate of 41.0 million shares of Avalanche common stock at an exercise price of $0.50. Pursuant to a security agreement entered into by Avalanche and Ault Alpha, as amended by an intercreditor agreement entered into by and among the foregoing parties, our company and certain other persons, we have a first priority interest in AVLP’s assets securing the repayment of the AVLP Note.

We previously held the Prior AVLP Note. On June 1, 2022, we converted the entire principal and accrued interest on the Prior AVLP Note into an aggregate of 51.9 million shares of common stock of Avalanche, representing approximately 90.2% of Avalanche’s issued and outstanding shares of common stock. There is currently no liquid market for the Avalanche common stock. Consequently, even if we were inclined to sell such shares of common stock on the open market, our ability to do so would be severely limited. Avalanche is not current in its filings with the SEC and is not required to register the shares of its common stock underlying the Prior AVLP Note or any other loan arrangement we have made with Avalanche described above.

Mr. Ault is paid $100,000 annually by AVLP, and each of Messrs. Horne and Nisser is paid $50,000 annually by AVLP.

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

Ault Alpha

Ault Alpha is a former affiliate of our company, whereby Ault Lending was the largest limited partner and Ault & Company controlled the general partner and investment manager. See immediately above for its involvement with respect to the Third Party Note. In addition, Ault Alpha previously purchased an aggregate of 27,199 shares of our common stock and 101,362 Series D Preferred Shares, for aggregate purchase prices of $28.4 million and $2.3 million, respectively. In connection with the liquidation of Ault Alpha on December 28, 2023, those shares of common stock and Series D Preferred Shares were distributed to Ault Lending, who then returned the shares to our treasury.

Director Independence

	Independent	Audit Committee	Nominating and Governance Committee	Compensation Committee
Director
Milton C. Ault III	No
William B. Horne	No
Henry Nisser	No
Robert O. Smith	Yes	X	C	X
Howard Ash	Yes	C	X
Jeffrey A. Bentz	Yes	X		C
Mordechai Rosenberg	Yes		X	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP served as our independent registered public accounting firm for the years ended December 31, 2023 and 2022. Ziv Haft, a BDO Member Firm, served as the independent registered public accounting firm of Enertec for the years ended December 31, 2023 and 2022.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Marcum LLP and Ziv Haft for the years ended December 31, 2023 and 2022:

	2023	2022
Audit Services	$2,241,000	$3,280,000
Audit-Related Services	—	—
Tax Services	—	—
All Other Services	—	—
Total	$2,241,000	$3,280,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2023 and 2022, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2023 and 2022, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
4.1	Form of Warrant, dated as of May 28, 2020. Incorporated by reference to the Current Report on Form 8-K filed on May 29, 2020 as Exhibit 4.3 thereto.
4.2	Form of Warrant, dated June 26, 2020. Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2020 as Exhibit 4.2 thereto.
4.3	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on July 17, 2020 as Exhibit 4.2 thereto.
4.4	Form of Warrant, dated October 22, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2020 as Exhibit 4.2 thereto.

Exhibit Number	Description
4.5	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.3 thereto.
4.6	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.4 thereto.
4.7	Form of Warrant issued to Esousa Holdings, LLC, dated November 19, 2020. Incorporated by reference to the Current Report on Form 8-K filed on November 20, 2020 as Exhibit 4.3 thereto.
4.8	Form of Senior Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.1 thereto.
4.9	Form of Subordinated Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.2 thereto.
4.10	Form of Class A Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.2 thereto.
4.11	Form of Class B Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.3 thereto.
4.12	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 4.1 thereto.
4.13	Form of Class A Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.1 thereto.
4.14	Form of Class B Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.2 thereto.
4.15	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 4.1 thereto.
4.16	Form of amendment #1 to senior secured promissory note. Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 22, 2023 as Exhibit 10.7 thereto.
4.17	Form of 7.00% Senior Note due 2024. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.1 thereto.
4.18	Form of 8.50% Senior Note due 2026. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.2 thereto.
4.19	Form of 10.50% Senior Note due 2028. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.3 thereto.
4.20	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2023 as Exhibit 4.1 thereto.
4.21	Form of Warrant issued October 13, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 16, 2023 as Exhibit 4.2 thereto.
4.22	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2023 as Exhibit 10.2 thereto.
4.23	Securities Purchase Agreement, dated as of November 14, 2023, by and between Ault Alliance, Inc. and RiskOn International, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.1 thereto.
4.24	Form of Certificate of Designations of Rights, Preferences and Limitations of Series D Convertible Preferred Stock of RiskOn International, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.2 thereto.
4.25	Note Purchase Agreement, dated March 11, 2024, by and among the Company and the Investors. Incorporated by reference to the Current Report on Form 8-K filed on March 12, 2024 as Exhibit 10.1 thereto.
4.26	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on March 12, 2024 as Exhibit 4.1 thereto.
4.27**	Description of Capital Stock.
10.1	Loan and Security Agreement between the Company and Avalanche International Corp., dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.1 thereto.
10.2	Amendment to MTIX Limited Purchase Order Number 2121. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 10.2 thereto.
10.3*	2021 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix B thereto.
10.4*	2021 Employee Stock Purchase Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix C thereto.
10.5*	Form of Stock Option Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.3 thereto.
10.6*	Form of Restricted Stock Unit Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.4 thereto.

Exhibit Number	Description
10.7	Form of Construction Loan Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.1 thereto.
10.8	Form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.2 thereto.
10.9	Form of Assignment of Leases, Rents and Profits. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.3 thereto.
10.10	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.4 thereto.
10.11*	2022 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 23, 2022 as Annex B thereto.
10.12	Form of Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 10.1 thereto.
10.13	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 10.3 thereto.
10.14	Form of Amended and Restated Amendment to Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2023 as Exhibit 10.4 thereto.
10.15	Form of Share Exchange Agreement, entered into February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.1 thereto.
10.16	Form of Series B Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.2 thereto.
10.17	Form of Series C Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.3 thereto.
10.18	Form of Ault Alliance, Inc. Investor Agreement relating to 7.00% Senior Notes due 2024, 8.50% Senior Notes due 2026 and 10.50% Senior Notes due 2028. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 10.1 thereto.
10.19	Securities Exchange Agreement, dated September 27, 2023, by and between the Company and the Investor. Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2023 as Exhibit 10.1 thereto.
10.20	Securities Purchase Agreement, dated November 6, 2023, by and between Ault Alliance, Inc. and Ault & Company, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2023 as Exhibit 10.1 thereto.
10.21	Form of Loan and Guaranty Agreement, dated December 14, 2023. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.1 thereto.
10.22	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.2 thereto.
10.23	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.3 thereto.
10.24	Form of Florida Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.4 thereto.
10.25	Form of Michigan Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.5 thereto.
10.26	Form of Aircraft Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.6 thereto.
10.27	Amendment to the Securities Purchase Agreement, Certificate of Designation and Series C Warrants, dated March 25, 2024. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2024 as Exhibit 10.3 thereto.
10.28**	Luxor Mining Pool Service Level Agreement, dated March 28, 2023, by and between Bitnile Inc. (n/k/a Sentinum Inc.) and Luxor Technology Corporation.
10.29**	Master Services Agreement, dated March 23, 2023, by and between Bitnile, Inc. (n/k/a Sentinum Inc.) and Core Scientific, Inc.
10.30	Amendment to the Loan and Guaranty Agreement, dated April 15, 2024. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2024 as Exhibit 10.1 thereto.
21**	List of subsidiaries.
23.1**	Consent of Marcum LLP.
23.2**	Consent of Ziv Haft, BDO member firm.
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1**	Ault Alliance, Inc. Clawback Policy.
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 16, 2024

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

April 16, 2024	/s/ Milton C. Ault, III
Milton C. Ault, III, Executive Chairman of the Board

April 16, 2024	/s/ William B. Horne
William B. Horne, Chief Executive Officer and Director

April 16, 2024	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

April 16, 2024	/s/ Howard Ash
Howard Ash, Director

April 16, 2024	/s/ Robert O. Smith
Robert O. Smith, Director

April 16, 2024	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 16, 2024	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

ITEM 8.	FINANCIAL STATEMENTS

AULT ALLIANCE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Ault Alliance, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the statements of financial position of Enertec systems 2001 Ltd. (“the Company”) as of December 31, 2023 and 2022, the related statements of comprehensive profit /(loss), changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the financial statements (not presented herein)). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the December 31, 2023 and 2022 financial statements of Enertec Systems 2001 Ltd., a wholly-owned subsidiary, which statements reflect 5% and 3% of the total consolidated assets as of December 31, 2023 and 2022, respectively, 10% and 11% of the total consolidated revenues for the year ended December 31, 2023 and 2022, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enertec Systems 2001 Ltd., is based solely on the report of the other auditors.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency, has incurred net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Accounting for and Disclosure of Bitcoin Mining Revenue

As disclosed in Note 3, the Company participates in a digital asset mining pool by providing hash calculation services to the mining pool operator. During the years ended December 31, 2023 and 2022, the Company recognized revenue from bitcoin mining of approximately $33.1 million and $16.7 million, respectively.

We identified the auditing of revenue recognized from bitcoin mining as a critical audit matter due to the nature and extent of audit effort required to perform audit procedures over the completeness and occurrence of bitcoin mining revenue recognized by the Company.

The primary procedures we performed to address this critical audit matter included the following:

•	We performed site visits of the facilities where the Company’s mining hardware is located, which included observations of the physical controls and mining equipment observation procedures.
•	On a sample basis, we tested the hash calculation services contributed by the Company’s mining hardware.
•	We performed certain substantive analytical procedures developing an expectation for the amount to be recorded using hash calculation services data, the calculation prescribed in the contract with the mining pool operator and electricity consumption data and comparing our expectation to the amount recorded by the Company.
•	We evaluated and tested management’s valuation of bitcoin earned by obtaining independent bitcoin prices and comparing those to the prices used by the Company.
•	We obtained and evaluated the contract with the third-party mining pool operator and independently confirmed with the third-party mining pool operator the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned, and the digital asset wallet addresses in which the rewards are deposited.
•	We independently obtained evidence from the Bitcoin blockchain to test the occurrence and accuracy of mining revenue.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, New York

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of Enertec systems 2001 Ltd.

Karmiel, Israel.

Opinion on the Financial Statements

We have audited the statements of financial position of Enertec systems 2001 Ltd. ("the Company") as of December 31, 2023 and 2022, the related statements of comprehensive profit /(loss), changes in shareholders' equity, and cash flows for each of the years then ended, and the related notes (collectively, the financial statements (not presented herein)). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimation of total contract costs to be incurred for fixed-price long-term contract revenue

As described in Note 2 to the financial statements, the Company recognizes a significant portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract's progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. The cost estimation process for these contracts is based on the knowledge and experience of the Company's project managers, engineers, and financial professionals. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition.

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

Tel-Aviv, Israel

April 15, 2024

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,626,000	$7,942,000
Restricted cash	4,966,000	732,000
Cash and marketable securities held in trust account	-	118,193,000
Marketable equity securities	27,000	6,590,000
Accounts receivable, net	10,839,000	19,322,000
Inventories	8,384,000	22,036,000
Investment in promissory notes and other, related party	3,968,000	2,868,000
Loans receivable, current	1,234,000	7,593,000
Prepaid expenses and other current assets	9,450,000	5,074,000
Current assets of discontinued operations	90,991,000	5,959,000
TOTAL CURRENT ASSETS	138,485,000	196,309,000

Cash and marketable securities held in trust account	2,200,000	-
Intangible assets, net	5,754,000	34,786,000
Goodwill	6,088,000	27,902,000
Property and equipment, net	108,829,000	146,779,000
Right-of-use assets	6,315,000	8,419,000
Investments in common stock, related parties	679,000	6,449,000
Investments in other equity securities	21,767,000	42,494,000
Other assets	9,073,000	5,841,000
Non-current assets of discontinued operations	-	92,535,000
TOTAL ASSETS	$299,190,000	$561,514,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$66,443,000	$60,428,000
Operating lease liability, current	2,119,000	2,975,000
Notes payable, current	12,866,000	39,621,000
Notes payable, related party, current	2,375,000	352,000
Convertible notes payable, current	11,763,000	1,325,000
Redeemable non-controlling interests in equity of subsidiaries	-	117,993,000
Guarantee liability	38,900,000	-
Current liabilities of discontinued operations	70,361,000	2,631,000
TOTAL CURRENT LIABILITIES	204,827,000	225,325,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
	2023	2022
LONG TERM LIABILITIES
Operating lease liability, non-current	4,402,000	5,836,000
Notes payable, non-current	18,158,000	29,831,000
Convertible notes payable, non-current	9,453,000	11,451,000
Deferred underwriting commissions of Ault Disruptive Technologies Corporation (“Ault Disruptive”) subsidiary	3,450,000	3,450,000
Non-current liabilities of discontinued operations	-	61,633,000

TOTAL LIABILITIES	240,290,000	337,526,000

COMMITMENTS AND CONTINGENCIES

Redeemable non-controlling interests in equity of subsidiaries	2,224,000	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at December 31, 2023 and December 31, 2022 (liquidation preference of $176,000 as of December 31, 2023 and December 31, 2022)	-	-
Series B Convertible Preferred Stock, $10 stated value per share, share, $0.001 par value – 500,000 shares authorized; 0 and 125,000 shares issued and outstanding at December 31, 2023 and 2022, respectively (liquidation preference of $0 and $1,190,000 at December 31, 2023 and 2022, respectively)	-	-
Series C Convertible Preferred Stock, $1,000 stated value per share, share, $0.001 par value – 50,000 shares authorized; 41,500 and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (liquidation preference of $41,500,000 at December 31, 2023)	-	-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; 425,197 shares and 172,838 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (liquidation preference of $10,630,000 and $4,321,000 as of December 31, 2023 and December 31, 2022, respectively)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 4,483,459 and 50,966 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4,000	-
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	644,852,000	565,905,000
Accumulated deficit	(567,469,000)	(329,078,000)
Accumulated other comprehensive loss	(2,097,000)	(1,100,000)
Treasury stock, at cost	(30,571,000)	(29,235,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	44,719,000	206,492,000

Non-controlling interest	11,957,000	17,496,000

TOTAL STOCKHOLDERS’ EQUITY	56,676,000	223,988,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,190,000	$561,514,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2023	2022
Revenue	$76,137,000	$61,561,000
Revenue, digital currencies mining	33,107,000	16,693,000
Revenue, crane operations	49,198,000	2,739,000
Revenue, lending and trading activities	(1,998,000)	36,644,000
Total revenue	156,444,000	117,637,000
Cost of revenue, products	57,788,000	44,508,000
Cost of revenue, digital currencies mining	36,446,000	21,508,000
Cost of revenue, crane operations	29,971,000	940,000
Cost of revenue, lending and trading activities	1,180,000	-
Total cost of revenue	125,385,000	66,956,000
Gross profit	31,059,000	50,681,000
Operating expenses
Research and development	7,234,000	2,773,000
Selling and marketing	33,529,000	29,364,000
General and administrative	77,806,000	60,302,000
Impairment of goodwill and intangible assets	47,561,000	13,064,000
Impairment of property and equipment	18,161,000	79,556,000
Impairment of deposit due to vendor bankruptcy filing	-	2,000,000
Impairment of mined digital currencies	489,000	3,099,000
Total operating expenses	184,780,000	190,158,000
Loss from operations	(153,721,000)	(139,477,000)
Other income (expense):
Interest and other income	5,294,000	2,594,000
Interest expense	(36,595,000)	(37,342,000)
Interest expense, related party	(664,000)	-
Other expense, guarantee	(35,400,000)	-
Loss on extinguishment of debt	(8,719,000)	-
Loss on extinguishment of debt, related party	(4,164,000)	-
Loss from investment in unconsolidated entity	(302,000)	(924,000)
Loss on deconsolidation of subsidiary	(3,040,000)	-
Impairment of equity securities	(9,555,000)	(11,500,000)
Gain from bargain purchase of business	-	806,000
Gain on the sale of fixed assets	2,069,000	-
Change in fair value of warrant and derivative liabilities	4,544,000	(2,580,000)
Total other expense, net	(86,532,000)	(48,946,000)
Loss before income taxes	(240,253,000)	(188,423,000)
Income tax provision (benefit)	337,000	(4,485,000)
Net loss from continuing operations	(240,590,000)	(183,938,000)
Net loss from discontinued operations	(15,704,000)	(5,895,000)
Net loss	(256,294,000)	(189,833,000)
Net loss attributable to non-controlling interest	25,268,000	8,017,000
Net loss attributable to Ault Alliance, Inc.	(231,026,000)	(181,816,000)
Preferred dividends	(1,375,000)	(393,000)
Net loss available to common stockholders	$(232,401,000)	$(182,209,000)

Basic and diluted net loss per common share:
Continuing operations	$(306.07)	$(5,877.13)
Discontinued operations	(22.18)	(196.50)
Net loss per common share	$(328.25)	$(6,073.63)

Weighted average basic and diluted common shares outstanding	708,000	30,000

Comprehensive loss
Net loss available to common stockholders	$(232,401,000)	$(182,209,000)
Foreign currency translation adjustment	(997,000)	(995,000)
Other comprehensive loss	(997,000)	(995,000)
Total comprehensive loss	$(233,398,000)	$(183,204,000)

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

													Accumulated
	Preferred Stock										Additional		Other	Non-		Total
	Series A		Series B		Series C		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2023	7,040	$-	125,000	$-	-	$-	172,838	$-	50,966	$-	$565,905,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000
Issuance of Class A common stock for restricted stock awards	-	-	-	-	-	-	-	-	199	-	-	-	-	-	-	-
Issuance of Series C preferred stock, related party	-	-	-	-	41,500	-	-	-	-	-	27,042,000	-	-	-	-	27,042,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	-	-	10,958,000	-	-	-	-	10,958,000
Series C preferred stock issuance costs	-	-	-	-	-	-	-	-	-	-	(500,000)	-	-	-	-	(500,000)
Issuance of Series D preferred stock	-	-	-	-	-	-	252,359	-	-	-	2,982,000	-	-	-	-	2,982,000
Series D preferred stock offering costs	-	-	-	-	-	-	-	-	-	-	(105,000)	-	-	-	-	(105,000)
Series B preferred stock exchanged for convertible note, related party	-	-	(125,000)	-	-	-	-	-	-	-	(1,190,000)	-	-	-	-	(1,190,000)
Stock-based compensation											6,615,000	-	-	4,253,000	-	10,868,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	-	-	4,340,336	4,000	39,411,000	-	-	-	-	39,415,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	-	-	(1,344,000)	-	-	-	-	(1,344,000)
Issuance of Class A common stock for conversion of preferred stock liabilities	-	-	-	-	-	-	-	-	5,736	-	912,000	-	-	-	-	912,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	84,632	-	527,000	-	-	-	-	527,000
Class A common stock issued in connection with issuance of notes payable	-	-	-	-	-	-	-	-	1,590	-	162,000	-	-	-	-	162,000
Warrants issued in connection with issuance of convertible notes payable, related party	-	-	-	-	-	-	-	-	-	-	4,164,000	-	-	-	-	4,164,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	-	-	-	-	-	-	(5,990,000)	-	-	-	(5,990,000)
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	-	-	13,000	-	-	(1,086,000)	-	(1,073,000)
Non-controlling interest in RiskOn International, Inc. (“ROI”) subsidiary acquired	-	-	-	-	-	-	-	-	-	-	-	-	-	6,357,000	-	6,357,000
Non-controlling interest in Eco Pack Technologies Limited (“Eco Pack”) subsidiary acquired	-	-	-	-	-	-	-	-	-	-	-	-	-	856,000	-	856,000
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	7,342,000	-	7,342,000
Distribution to Circle 8 Crane Services, LLC (“Circle 8”) non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	(729,000)	-	(729,000)
Deconsolidation of The Singing Machine Company, Inc. (“SMC”)	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,966,000)	-	(7,966,000)
Purchase of treasury stock - Ault Alpha LP (“Ault Alpha”)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,336,000)	(1,336,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(231,026,000)	-	-	-	(231,026,000)
Preferred dividends		-		-		-		-	-	-	-	(1,375,000)	-	-	-	(1,375,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(997,000)	-	-	(997,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	(25,268,000)	-	(25,268,000)
Distribution of securities of TurnOnGreen, Inc. (“TurnOnGreen”) to Ault Alliance Class A common stockholders ($2.02 per share)	-	-	-	-	-	-	-	-	-	-	(10,700,000)	-	-	10,700,000	-	-
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	2,000		2,000
BALANCES, December 31, 2023	7,040	$-	-	$-	41,500	$-	425,197	$-	4,483,459	$4,000	$644,852,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock								Additional		Other	Non-		Total
	Series A		Series B		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2022	7,040	$-	125,000	$-	-	$-	11,246	$-	$385,728,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000
Issuance of Class A common stock for restricted stock awards	-	-	-	-	-	-	125	-	-	-	-	-	-	-
Series D preferred stock issued for cash	-	-	-	-	172,838	-	-	-	4,321,000	-	-	-	-	4,321,000
Series D preferred stock offering costs	-	-	-	-	-	-	-	-	(811,000)	-	-	-	-	(811,000)
Stock-based compensation							-	-	6,363,000	-	-	839,000	-	7,202,000
Issuance of Gresham Worldwide common stock for Gresham Worldwide, Inc., formerly known as Giga-tronics Incorporated (“GIGA”) acquisition	-	-	-	-	-	-	-	-	1,669,000	-	-	-	-	1,669,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	38,048	-	172,253,000	-	-	-	-	172,253,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	(4,210,000)	-	-	-	-	(4,210,000)
Issuance of Class A common stock upon exercise of warrants	-	-	-	-	-	-	1,547	-	1,196,000	-	-	-	-	1,196,000
Fair value of warrants issued in connection with notes payable	-	-	-	-	-	-	-	-	1,296,000	-	-	-	-	1,296,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	-	-	-	-	(1,268,000)	-	-	-	(1,268,000)
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	(1,900,000)	-	-	(2,365,000)	-	(4,265,000)
Non-controlling interest from Avalanche International Corp. (“AVLP”) acquisition	-	-	-	-	-	-	-	-	-	-	-	7,790,000	-	7,790,000
Non-controlling interest from SMC acquisition	-	-	-	-	-	-	-	-	-	-	-	10,336,000	-	10,336,000
Non-controlling interest from GIGA acquisition	-	-	-	-	-	-	-	-	-	-	-	2,735,000	-	2,735,000
Non-controlling interest from Circle 8 acquisition	-	-	-	-	-	-	-	-	-	-	-	4,565,000	-	4,565,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	-	-	-	-	(16,054,000)	(16,054,000)
Net loss	-	-	-	-	-	-	-	-	-	(181,816,000)	-	-	-	(181,816,000)
Preferred dividends		-		-		-	-	-	-	(393,000)	-	-	-	(393,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(995,000)	-	-	(995,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(8,017,000)	-	(8,017,000)
Other	-	-	-	-	-	-	-	-	-	(1,000)	1,000	-	(1,000)	(1,000)
BALANCES, December 31, 2022	7,040	$-	125,000	$-	172,838	$-	50,966	$-	$565,905,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(256,294,000)	$(189,833,000)
Net loss from discontinued operations	(15,704,000)	(5,895,000)
Net loss from continuing operations	(240,590,000)	(183,938,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,974,000	14,676,000
Amortization of debt discount	21,507,000	29,581,000
Amortization of right-of-use assets	2,882,000	1,745,000
Other expense, guarantee	35,400,000	-
Deferred tax benefit	-	(5,000,000)
Impairment of goodwill and intangible assets	47,561,000	13,064,000
Impairment of property and equipment	18,161,000	79,556,000
Stock-based compensation	10,868,000	7,202,000
Impairment of deposit due to vendor bankruptcy filing		2,000,000
Accretion of original issue discount on notes receivable	-	(5,549,000)
Gain on the sale of fixed assets	(2,069,000)	-
Impairment of equity securities	15,755,000	11,500,000
Impairment of digital currencies	489,000	3,099,000
Realized gain on the sale of digital currencies	(520,000)	(1,045,000)
Revenue, digital currencies mining	(33,107,000)	(16,693,000)
Realized gains on sale of marketable securities	(8,437,000)	(12,111,000)
Unrealized (gains) losses on marketable securities	(2,509,000)	13,889,000
Unrealized losses on investments in common stock, related parties	5,785,000	11,682,000
Unrealized gains on equity securities	-	(41,994,000)
Income from cash held in trust	(2,590,000)	-
Loss from investment in unconsolidated entity	302,000	924,000
Loss on remeasurement of investment in unconsolidated entity	-	2,700,000
Provision for loan losses	1,180,000	-
Change in the fair value of warrant and derivative liabilities	(4,544,000)	1,672,000
Loss on extinguishment of debt	12,883,000	-
Loss on deconsolidation of subsidiary	3,040,000	-
Other	(1,173,000)	(1,004,000)
Changes in operating assets and liabilities:
Proceeds from the sale of digital currencies	29,111,000	15,832,000
Marketable equity securities	46,457,000	78,951,000
Accounts receivable	(415,000)	(58,000)
Inventories	4,312,000	(1,068,000)
Prepaid expenses and other current assets	3,214,000	3,802,000
Other assets	(3,232,000)	(3,969,000)
Accounts payable and accrued expenses	15,662,000	9,466,000
Lease liabilities	(3,187,000)	(1,919,000)
Net cash (used in) provided by operating activities from continuing operations	(830,000)	26,993,000
Net cash used in operating activities from discontinued operations	(4,598,000)	(504,000)
Net cash (used in) provided by operating activities	(5,428,000)	26,489,000
Cash flows from investing activities:
Purchase of property and equipment	(8,666,000)	(99,305,000)
Investment in promissory notes and other, related parties	-	(2,200,000)
Investments in common stock and warrants, related parties	-	(4,901,000)
Purchase of SMC, net of cash received	-	(8,239,000)
Purchase of GIGA, net of cash received	-	(3,687,000)
Cash received upon acquisition of AVLP	-	1,245,000
Purchase of Circle 8, net of cash received	-	(11,101,000)
Purchase of Eco Pack, net of cash received	(132,000)	-
Cash decrease upon deconsolidation of subsidiary	(6,285,000)	-
Acquisition of non-controlling interests	(1,072,000)	(4,265,000)
Purchase of marketable equity securities	-	(2,017,000)
Sales of marketable equity securities	-	11,748,000
Investments in loans receivable	(501,000)	(11,309,000)
Principal payments on loans receivable	-	11,050,000
Investments in non-marketable equity securities	(10,952,000)	(26,551,000)
Proceeds from the sale of fixed assets	4,515,000	-
Other	(78,000)	-
Net cash used in investing activities from continuing operations	(23,171,000)	(149,532,000)
Net cash used in investing activities from discontinued operations	(6,347,000)	(9,111,000)
Net cash used in investing activities	(29,518,000)	(158,643,000)

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2023	2022
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$39,415,000	$172,253,000
Financing cost in connection with sales of Class A common stock	(1,344,000)	(4,210,000)
Proceeds from sales of Series D preferred stock	2,983,000	4,321,000
Financing cost in connection with sales of Series D preferred stock	(105,000)	(811,000)
Proceeds from sales of Series C preferred stock, related party	3,841,000	-
Financing cost in connection with sales of Series C preferred stock, related party	(500,000)	-
Proceeds from subsidiaries’ sale of stock to non-controlling interests	7,342,000	-
Distribution to Circle 8 non-controlling interest	(729,000)	-
Proceeds from notes payable	38,782,000	53,314,000
Proceeds from convertible notes payable, related party	4,625,000	-
Proceeds from notes payable, related party	2,337,000	-
Repayment of margin accounts	(767,000)	(17,721,000)
Payments on notes payable	(65,049,000)	(73,927,000)
Payments on convertible notes payable, related party	(150,000)	-
Payments on notes payable, related party	(314,000)	-
Payments of preferred dividends	(1,375,000)	(393,000)
Purchase of treasury stock	(1,336,000)	(16,054,000)
Proceeds from sales of convertible notes	5,165,000	-
Payments on convertible notes	(1,022,000)	-
Net cash provided by financing activities from continuing operations	31,799,000	116,772,000
Net cash provided by financing activities from discontinued operations	5,237,000	7,340,000
Net cash provided by financing activities	37,036,000	124,112,000

Effect of exchange rate changes on cash and cash equivalents	(776,000)	864,000

Net increase (decrease in cash and cash equivalents and restricted cash	1,314,000	(7,178,000)

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	8,674,000	14,842,000
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	5,381,000	6,391,000
Cash and cash equivalents and restricted cash at beginning of period	14,055,000	21,233,000

Cash and cash equivalents and restricted cash at end of period	15,369,000	14,055,000
Less cash and cash equivalents and restricted cash of discontinued operations at end of period	(1,777,000)	(5,381,000)
Cash and cash equivalents and restricted cash of continued operations at end of period	$13,592,000	$8,674,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest - continuing operations	$4,744,000	$8,294,000
Cash paid during the period for interest - discontinued operations	$7,506,000	$4,813,000

Non-cash investing and financing activities:
Settlement of accounts payable with digital currency	$28,000	$418,000
Conversion of investment in unconsolidated entity for acquisition of AVLP	$-	$20,706,000
Conversion of convertible notes payable, related party into shares of Class A common stock	$400,000	$400,000
Conversion of debt and equity securities to marketable securities	$23,703,000	$44,782,000
Conversion of loans receivable to marketable securities	$5,430,000	$11,502,000
Conversion of interest receivable to marketable securities	$-	$386,000
Recognition of new operating lease right-of-use assets and lease liabilities	$4,372,000	$2,198,000
Remeasurement of Ault Disruptive temporary equity	$5,990,000	$1,268,000
Preferred stock exchanged for notes payable	$9,224,000	$-
Notes payable exchanged for notes payable, related party	$11,645,000	$-
Redeemable non-controlling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$120,064,000	$-
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$10,700,000	$-
Exchange of notes payable for preferred stock liabilities	$8,437,000	$-
Exchange of notes payable for preferred stock, related party	$20,194,000	$-
Exchange of convertible notes payable for preferred stock, related party	$17,370,000	$-
Exchange of preferred stock for convertible notes payable, related party	$1,250,000	$-
Fair value of warrants and Class A common stock issued in connection with notes	$-	$2,491,000
Debt discount from accrued lender profit participation rights	$-	$6,000,000
Prepaid expenditures capitalized to property and equipment	$-	$2,150,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

The Company has the following eight reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations, advanced textiles processing and oil exploration;

•	Technology and Finance (“Fintech”) – commercial lending, activist investing, stock trading, media, and digital learning;

•	SMC – consumer electronics;

•	Sentinum, Inc. (“Sentinum”) – digital currencies mining operations and colocation and hosting services for the emerging artificial intelligence ecosystems and other industries;

•	GIGA – defense industry;

•	TurnOnGreen – commercial electronics solutions;

•	ROI – immersive metaverse platform; and

•	Ault Disruptive – a special purpose acquisition company.

Reverse Stock Splits

On May 15, 2023, pursuant to the authorization provided by the Company’s stockholders at a special meeting of stockholders, the Company’s board of directors approved an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding common stock by a ratio of one-for-three hundred (the “1-for-300 Reverse Split”). The 1-for-300 Reverse Split did not affect the number of authorized shares of common stock, preferred stock or their respective par value per share. As a result of the 1-for-300 Reverse Split, each three hundred shares of common stock issued and outstanding prior to the 1-for-300 Reverse Split were converted into one share of common stock. The 1-for-300 Reverse Split became effective in the State of Delaware on May 17, 2023.

On January 12, 2024, pursuant to the authorization provided by the Company’s stockholders at the annual meeting of stockholders, the Company’s board of directors approved an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding common stock by a ratio of one-for-twenty-five (the “1-for-25 Reverse Split”). The 1-for-25 Reverse Split did not affect the number of authorized shares of common stock, preferred stock or their respective par value per share. As a result of the 1-for-25 Reverse Split, each twenty-five shares of common stock issued and outstanding prior to the 1-for-25 Reverse Split were converted into one share of common stock. The 1-for-25 Reverse Split became effective in the State of Delaware on January 16, 2024.

All share amounts in these financial statements have been updated to reflect the 1-for-300 Reverse Split and the 1-for-25 Reverse Split.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2023, the Company had cash and cash equivalents of $8.6 million (excluding cash of discontinued operations), negative working capital of $66.3 million and a history of net operating losses. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

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

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of December 31, 2023, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities and digital currencies, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back its operations or cease operations altogether.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Ault Alliance and its wholly owned and majority-owned subsidiaries. The consolidated financial statements also include the accounts of all entities that the Company controls as the primary beneficiary of a variable interest entity (“VIE”). All intercompany accounts and transactions have been eliminated upon consolidation.

The accounting guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide readers of financial statements with more transparent information about an enterprise’s involvement in a VIE.

Variable Interest Entities

For VIEs, the Company assesses whether it is the primary beneficiary as prescribed by the accounting guidance on the consolidation of a VIE.

The Company evaluates its business relationships with related parties to identify potential VIEs under Accounting Standards Codification (“ASC”) 810, Consolidation. The Company consolidates VIEs of which the Company is considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company’s judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of its ownership interest, its representation in the entity’s governance, the size of its investment, estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the joint venture, if applicable.

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

Sales of Products

The Company generates revenues from the sale of its products through a direct and indirect sales force. The Company’s performance obligations to deliver products are satisfied at the point in time when title transfers to the customer. Generally, products are shipped FOB shipping point and title transfers to the customer at the time the products are placed on a common carrier. The Company provides standard assurance warranties, which are not separately priced, that the products function as intended. The Company primarily receives fixed consideration for sales of products. Some of the Company’s contracts with distributors include stock rotation rights after six months for slow-moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have been insignificant. The Company’s customers generally pay within 30 days from the receipt of an invoice.

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

Trading Activities

The Fintech segment, through Ault Lending, also generates revenue from trading activities primarily through sales of securities and unrealized gains and losses from held securities. All investment transactions are recorded on a trade date basis. Financial instruments utilized in trading activities are carried at fair value. For more information on fair value, see Note 6. Fair Value of Financial Instruments. Trading-related revenue can be volatile and is largely driven by general market conditions. Also, trading-related revenue is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Realized and unrealized gains and losses are recognized in revenue from trading activities.

Bitcoin Mining

The Company has entered into a digital asset mining pool by executing a contract with a mining pool operator to provide hash calculation services to the mining pool. The Company’s customer, as defined in ASC 606-10-20, is the mining pool operator with which the Company has agreed to the terms of service and user service agreement. The Company supplies hash calculation services, in exchange for consideration, to the pool operator who in turn provides transaction verification services to third parties via a mining pool that includes other participants. The Company’s performance obligation is the provision of hash calculation services to the pool operator and this performance obligation is an output of the Company’s ordinary activities for which it decides when to provide services under the contract.

The Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides hash calculation services to the mining pool operator and is created as power is provided over time. The only consideration due to the Company relates to the provision of hash calculation services. The contract with the pool operator provides both parties the unilateral enforceable right to terminate the contract at any time without penalty. The customer termination option results in a contract that continuously renews throughout the day and therefore has a duration of less than 24 hours. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates. Providing such hash calculation services is the only performance obligation in the Company’s contracts with mining pool operators.

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

The Company participated in mining pools that used the FPPS payout method for the year ended December 31, 2023. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator fees determined as follows:

•	The non-cash consideration in the form of a block reward is based on the total blocks expected to be generated on the Bitcoin network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the daily hash calculations that the Company provided to the pool operator as a percent of the Bitcoin network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin network block rewards expected to be generated for the same daily period.

•	The non-cash consideration in the form of transaction fees paid by transaction requestors is based on the share of standard transaction fees over the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC. The pool operator calculates the standard transaction fee during the 24-hour period using a rolling 144 block moving average of actual transaction fees.

•	The block reward and transaction fees earned by the Company are reduced by mining pool fees charged by the operator for operating the pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent the Company performs hash calculations and generates revenue in accordance with the pool operator’s payout formula during the same 24-hour period beginning midnight UTC daily.

The contract is in effect until terminated by either party.

All consideration pursuant to this arrangement is variable. It is not probable that a significant reversal of cumulative revenue will occur and the Company is able to calculate the payout based on the contractual formula, non-cash revenue is estimated and recognized based on the spot price of the Company’s principal market for Bitcoin at the inception of each contract, which is determined to be daily. Non-cash consideration is measured at fair value at contract inception. Fair value of the crypto asset consideration is determined using the midnight UTC spot price of the Company’s principal market for Bitcoin at the beginning of the contract period. This amount is estimated and recognized in revenue upon inception, which is when hash rate is provided. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

There is no significant financing component in these transactions.

Expenses associated with running the digital currencies mining business, such as equipment depreciation and electricity costs, are recorded as a component of cost of revenues.

Crane Operations - Heavy Lifting and Pump Maintenance Services

The Company generates revenue by providing heavy lifting and pump maintenance services to customers under various short-term agreements which may be hourly, daily, weekly or monthly. Each service agreement generally has one performance obligation and includes a promise to complete the service at a specified location and time and identifies the billing rate to be charged. Payment terms are identified in the terms of the contract and agreed to by both parties for each promised service within the contract prior to the commencement or performance of said services. The collectability of payment is considered probable based on management’s history with the certain type and class of customers and their ability and intention of payment. The customer simultaneously receives and consumes the benefits as the Company provides the hourly, daily, weekly or monthly service.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions. These balances exceed the United States (“U.S.”) Federal Deposit Insurance Corporation insurance limits. The Company had cash and cash equivalents of $1.5 million at both December 31, 2023 and 2022 in the United Kingdom (“U.K.”), and $1.7 million and $0.6 million, respectively, in Israel. The Company has not experienced any losses on deposits of cash and cash equivalents.

Restricted Cash

As of December 31, 2023, restricted cash included $4.3 million of cash collateral for notes payable and $0.7 million of cash held in trust related to environmental contingencies related to the Michigan data center. As of December 31, 2022, restricted cash included $0.7 million of cash held in trust related to environmental contingencies related to the Michigan data center.

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$8,625,000	$7,942,000
Restricted cash	4,966,000	732,000
Total cash, cash equivalents and restricted cash	$13,591,000	$8,674,000

Cash and Marketable Securities Held in Trust Account

As of December 31, 2023 and 2022, the Company held $2.2 million and $118.2 million, respectively, in cash and marketable securities in a trust account. Cash and marketable securities held in the trust account represents cash and money market funds that primarily invest in U.S. treasury bills that were purchased with funds raised through the initial public offering of Ault Disruptive, a consolidated special purpose acquisition company. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of the common stock of Ault Disruptive, as set forth in the trust agreement. The funds held in trust are included within Level 1 of the fair value hierarchy.

Bitcoin

Bitcoin awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy.

Bitcoin held are accounted for as intangible assets with indefinite useful lives. Bitcoin is sold on a first-in first-out basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of Bitcoin. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the Bitcoin. Subsequent reversal of impairment losses is not permitted. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate most, but not all, of its Bitcoin to support operations.

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

The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs include those that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations. All significant inputs used in the Company’s valuations are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include quoted prices that were adjusted for security-specific restrictions which are compared to output from internally developed models such as a discounted cash flow model.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Accounts Receivable and Allowance for Credit Losses

The Company’s receivables are recorded when invoiced and represent claims against third parties that will be settled in cash. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts under the current expected credit loss impairment model and discloses the net amount of the financial instrument expected to be collected. The Company estimates the allowance for credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

Cash and cash equivalents are invested in banks in the U.S., U.K. and Israel. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions.

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

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inbound shipping and handling costs are classified as a component of cost of revenues in the consolidated statements of operations. The Company reviews the components of its inventory and its inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by the Company or its customers that vary from its current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve.

During the years ended December 31, 2023 and 2022, the Company did not record inventory write-offs within the cost of revenue.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Gains or losses on disposals of property and equipment are recorded within income from operations. Repairs and maintenance costs are expensed as incurred. Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Useful lives (in years)

Bitcoin mining equipment	3
Computer, software and related equipment	3 – 5
Office furniture and equipment	5 – 10
Crane rental equipment	7 – 10
Aircraft	7
Vehicles	5 – 7
Building and building improvements	29 – 39
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. The Company only has operating leases. Operating leases are recognized as right-of-use assets, operating lease liability, current, and operating lease liability, non-current on the Company’s consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of the Company’s lease agreements, the Company receives periods of reduced rent or free rent and other incentives. The Company recognizes lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. The Company does not separate lease and non-lease components for the Company’s leases.

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

Fair value option

The Company has elected to record the senior secured convertible promissory note, related party (“Convertible Notes”) at fair value on the date of issuance, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while those are outstanding. Issuance costs are recognized in the consolidated statement of operations in the period in which they are incurred. The Company utilized a Monte-Carlo simulation at inception to value the Note. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including held to maturity and subsequent preferred stock offering and various simulated paths.

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. For instruments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks.

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

The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.

Debt Discounts

The Company accounts for debt discount according to ASC 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method.

Guarantee Liability

The Company maintains a guarantee liability that represents its exposure related to guarantees associated with related party debt. The guarantee liability is reported in current liabilities as a separate line item on the consolidated balance sheets, and the provision for guarantee liability is reported in other income (expense) as a separate line item on the consolidated statement of operations. The guarantee liability represents management’s estimate of the Company’s exposure to losses pursuant to the Company’s related party guarantee obligations.

Redeemable Non-Controlling Interests in Equity of Subsidiary

The Company records redeemable non-controlling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. These interests are presented as redeemable non-controlling interests in equity of subsidiaries within the consolidated balance sheets, outside of the permanent equity section. The common stockholders in Ault Disruptive have redemption rights that are considered to be outside of the Company’s control. As of December 31, 2023 and 2022, the carrying amount of the redeemable non-controlling interest in equity of subsidiaries was recorded at its redemption value of $2.2 million and $117.9 million, respectively. Remeasurements to the redemption value of the redeemable non-controlling interest in equity of subsidiaries are recorded within additional paid-in capital.

Activity for the years ended December 31, 2023 and 2022 reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Ault Disruptive public warrants	(4,313,000)
Issuance costs allocated to Ault Disruptive common stock	(6,867,000)
Plus:
Remeasurement of carrying value to redemption value	14,173,000
Redeemable non-controlling interests in equity of subsidiaries as of December 31, 2022	117,993,000
Less:
Redemptions of Ault Disruptive common stock	(120,064,000)
Plus:
Remeasurement of carrying value to redemption value	1,963,000
Extension proceeds paid by the Ault Disruptive sponsor	2,332,000
Redeemable non-controlling interests in equity of subsidiaries as of December 31, 2023	$2,224,000

Treasury Stock

The Company records the aggregate purchase price of treasury stock at cost and includes treasury stock as a reduction to stockholders’ equity.

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

Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations and Comprehensive Loss in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2023 and 2022, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The financial statements of Gresham Power, Relec, and Enertec, whose functional currencies have been determined to be their local currencies, the British Pound (“GBP”), GBP, and the Israeli Shekel, respectively, have been translated into U.S. dollars in accordance with ASC 830. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive loss in the consolidated statement of comprehensive loss and accumulated comprehensive loss in statement of changes in stockholders’ equity.

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

Accounting Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for trade receivables and inventories, the fair value of loans receivables, intangible assets and goodwill, useful lives and the recoverability of long-lived assets, stock-based arrangements, contingent consideration, and deferred income taxes and related valuation allowance. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Preferred Stock Liabilities

The Company follows ASC 480-10, Distinguishing Liabilities from Equity, in its evaluation of the accounting for preferred stock liabilities. ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company adopted this standard as of January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606. The Company adopted this standard as of January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine any required changes to its consolidated financial statements.

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

On December 13, 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. Additionally, ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company early adopted ASU 2023-08 effective as of January 1, 2024, which, at the time of adoption, did not have a material impact on its consolidated financial statements.

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

4. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Presentation of AGREE Operations

In September 2023, the Company committed to a plan for its wholly owned subsidiary AGREE to list for sale its four recently renovated Midwest hotels, the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford. The decision to sell the hotels follows the decision to also list the multifamily development site in St. Petersburg, Florida and is driven by the Company’s desire to focus on its core businesses, Energy, Fintech and Sentinum. The Company’s real estate properties, which include both hotels and land, are currently listed for sale.

In connection with the planned sale of AGREE assets, the Company concluded that the net assets of AGREE met the criteria for classification as held for sale. In addition, the proposed sale represents a strategic shift that will have a significant effect on the Company’s operations and financial results. As a result, the Company has presented the results of operations, cash flows and financial position of AGREE as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented. The assets held for sale were measured at the lower of their carrying amount or fair value less cost to sell. The Company performed a fair value analysis for the disposal group utilizing an income approach for the hotels and a market approach for the land, resulting in an $8.3 million impairment of property and equipment.

As of December 31, 2023, the Company expected the planned sale of AGREE assets to close within one year and, as a result, the Company has classified the total assets and total liabilities associated with AGREE as current in the consolidated balance sheets as of December 31, 2023.

The following table presents the assets and liabilities of AGREE operations:

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$1,080,000	$2,550,000
Restricted cash	697,000	2,831,000
Accounts receivable	247,000	264,000
Inventories	50,000	44,000
Property and equipment, net - current	88,525,000	-
Prepaid expenses and other current assets	392,000	270,000
Total current assets	90,991,000	5,959,000
Property and equipment, net	-	92,535,000
Total assets	90,991,000	98,494,000
Accounts payable and accrued expenses	3,099,000	2,631,000
Notes payable, current	67,262,000	-
Total current liabilities	70,361,000	2,631,000
Notes payable	-	61,633,000
Total liabilities	70,361,000	64,264,000
Net assets of discontinued operations	$20,630,000	$34,230,000

A disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. No impairment was recognized upon reclassification of the disposal group as held for sale.

The following table presents the results of AGREE operations:

	For the Year Ended
	December 31,
	2023	2022
Revenue, hotel and real estate operations	$16,161,000	$16,697,000
Cost of revenue, hotel operations	12,300,000	11,406,000
Gross profit	3,861,000	5,291,000
General and administrative	3,383,000	5,982,000
Impairment of property and equipment	8,284,000	-
Total operating expenses	11,667,000	5,982,000
Loss from operations	(7,806,000)	(691,000)
Interest expense	(7,898,000)	(5,204,000)
Net loss from discontinued operations	$(15,704,000)	$(5,895,000)

The cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,704,000)	$(5,895,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,074,000	3,322,000
Amortization of debt discount	392,000	391,000
Impairment of property and equipment	8,284,000	-
Changes in operating assets and liabilities:
Accounts receivable	17,000	(213,000)
Inventories	(6,000)	(13,000)
Prepaid expenses and other current assets	(122,000)	349,000
Accounts payable and accrued expenses	467,000	2,026,000
Net cash used in operating activities	(4,598,000)	(33,000)
Cash flows from investing activities:
Purchase of property and equipment	(6,347,000)	(9,111,000)
Net cash used in investing activities	(6,347,000)	(9,111,000)
Cash flows from financing activities:
Proceeds from notes payable	5,237,000	7,340,000
Cash contributions from parent	2,104,000	794,000
Net cash provided by financing activities	7,341,000	8,134,000
Net decrease in cash and cash equivalents and restricted cash	(3,604,000)	(1,010,000)

Cash and cash equivalents and restricted cash at beginning of period	5,381,000	6,391,000

Cash and cash equivalents and restricted cash at end of period	$1,777,000	$5,381,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,506,000	$4,813,000

5. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the years ended December 31, 2023 and 2022. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the year ended December 31, 2023:

	Year ended December 31, 2023
	GIGA	TurnOnGreen	Fintech	Sentinum	SMC	Energy	ROI	Total
Primary Geographical Markets
North America	$13,161,000	$3,879,000	$-	$34,523,000	$31,099,000	$49,431,000	$305,000	$132,398,000
Europe	8,351,000	29,000	-	-	238,000	666,000	-	9,394,000
Middle East and other	16,247,000	293,000	-	-	220,000	-	-	16,760,000
Revenue from contracts with customers	37,759,000	4,201,000	-	34,523,000	31,557,000	50,097,000	305,000	158,442,000
Revenue, lending and trading activities (North America)	-	-	(1,998,000)	-	-	-	-	(1,998,000)
Total revenue	$37,759,000	$4,201,000	$(1,998,000)	$34,523,000	$31,557,000	$50,097,000	$305,000	$156,444,000

Major Goods or Services
Radio frequency/microwave filters	$8,196,000	$-	$-	$-	$-	$-	$-	$8,196,000
Power supply units and systems	8,973,000	4,201,000	-	-	-	-	-	13,174,000
Healthcare diagnostic systems	4,095,000	-	-	-	-	-	-	4,095,000
Defense systems	16,495,000	-	-	-	-	-	-	16,495,000
Digital currencies mining	-	-	-	33,107,000	-	-	-	33,107,000
Karaoke machines and related consumer goods	-	-	-	-	31,557,000	-	-	31,557,000
Crane rental	-	-	-	-	-	49,198,000	-	49,198,000
Other	-	-	-	1,416,000	-	899,000	305,000	2,620,000
Revenue from contracts with customers	37,759,000	4,201,000	-	34,523,000	31,557,000	50,097,000	305,000	158,442,000
Revenue, lending and trading activities	-	-	(1,998,000)	-	-	-	-	(1,998,000)
Total revenue	$37,759,000	$4,201,000	$(1,998,000)	$34,523,000	$31,557,000	$50,097,000	$305,000	$156,444,000

Timing of Revenue Recognition
Goods transferred at a point in time	$20,647,000	$348,000	$-	$34,523,000	$31,557,000	$999,000	$305,000	$88,279,000
Services transferred over time	17,112,000	3,853,000	-	-	-	49,198,000	-	70,163,000
Revenue from contracts with customers	$37,759,000	$4,201,000	$-	$34,523,000	$31,557,000	$50,207,000	$305,000	$158,442,000

The Company’s disaggregated revenues consisted of the following for the year ended December 31, 2022:

	Year ended December 31, 2022
	GIGA	TurnOnGreen	Fintech	Sentinum	SMC	Energy	Total
Primary Geographical Markets
North America	$7,317,000	$4,514,000	$239,000	$17,798,000	$23,217,000	$2,739,000	$55,824,000
Europe	9,907,000	115,000	-	-	337,000	216,000	10,575,000
Middle East and other	13,031,000	893,000	-	-	670,000	-	14,594,000
Revenue from contracts with customers	30,255,000	5,522,000	239,000	17,798,000	24,224,000	2,955,000	80,993,000
Revenue, lending and trading activities (North America)	-	-	36,644,000	-	-	-	36,644,000
Total revenue	$30,255,000	$5,522,000	$36,883,000	$17,798,000	$24,224,000	$2,955,000	$117,637,000

Major Goods or Services
Radio frequency/microwave filters	$6,130,000	$-	$-	$-	$-	$-	$6,130,000
Power supply units and systems	11,605,000	5,522,000	-	-	-	-	17,127,000
Healthcare diagnostic systems	4,073,000	-	-	-	-	-	4,073,000
Defense systems	8,447,000	-	-	-	-	-	8,447,000
Digital currencies mining	-	-	-	16,693,000	-	-	16,693,000
Karaoke machines and related consumer goods	-	-	-	-	24,224,000	-	24,224,000
Crane rental	-	-	-	-	-	2,739,000	2,739,000
Other	-	-	239,000	1,105,000	-	216,000	1,560,000
Revenue from contracts with customers	30,255,000	5,522,000	239,000	17,798,000	24,224,000	2,955,000	80,993,000
Revenue, lending and trading activities	-	-	36,644,000	-	-	-	36,644,000
Total revenue	$30,255,000	$5,522,000	$36,883,000	$17,798,000	$24,224,000	$2,955,000	$117,637,000

Timing of Revenue Recognition
Goods transferred at a point in time	$18,430,000	$5,519,000	$239,000	$17,798,000	$24,224,000	$216,000	$66,426,000
Services transferred over time	11,825,000	3,000	-	-	-	2,739,000	14,567,000
Revenue from contracts with customers	$30,255,000	$5,522,000	$239,000	$17,798,000	$24,224,000	$2,955,000	$80,993,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	$679,000	$679,000	$-	$-
Investments in marketable equity securities	27,000	27,000	-	-
Cash and marketable securities held in trust account	2,200,000	2,200,000	-	-
Total assets measured at fair value	$2,906,000	$2,906,000	$-	$-

Liabilities:
Warrant and embedded conversion feature liabilities	$1,742,000	$-	$-	$1,742,000
Convertible promissory notes	22,485,000	-	-	22,485,000
Total liabilities measured at fair value	$24,227,000	$-	$-	$24,227,000

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend – a related party	$6,449,000	$6,449,000	$-	$-
Investments in marketable equity securities	6,590,000	6,590,000	-	-
Cash and marketable securities held in trust account	118,193,000	118,193,000	-	-
Investments in other equity securities	13,340,000	-	-	13,340,000
Total assets measured at fair value	$144,572,000	$131,232,000	$-	$13,340,000

Liabilities:
Warrant and embedded conversion feature liabilities	$2,967,000	$-	$-	$2,967,000
Convertible promissory notes	12,776,000	-	-	12,776,000
Total liabilities measured at fair value	$15,743,000	$-	$-	$15,743,000

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

 The following table summarizes the changes in investments in other equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the year ended December 31, 2023:

Investments in other equity securities
Balance at January 1, 2023	$13,340,000
Conversion to Level 1 marketable securities	(13,340,000)
Balance at December 31, 2023	$-

Equity Investments for Which Measurement Alternative Has Been Selected

As of December 31, 2023 and 2022, the Company held equity investments in other securities valued at $21.8 million and $29.2 million, respectively, that were valued using a measurement alternative. These investments are included in other equity securities in the accompanying consolidated balance sheets.

The Company has made cumulative downward adjustments for impairments for equity securities that do not have readily determinable fair values as of December 31, 2023 and 2022, totaling $15.8 million and $11.5 million, respectively. For the year ended December 31, 2023, $6.2 million of the impairment charge was recorded as an offset to revenue from lending and trading activities at Ault Lending. The remaining amount of these adjustments have been reflected in impairment of equity securities within other income (expense) on the consolidated statement of operations and comprehensive loss.

7. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of December 31, 2023 and 2022:

	Marketable equity securities at December 31, 2023
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$5,119,000	$12,000	$(5,104,000)	$27,000

	Marketable equity securities at December 31, 2022
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$10,271,000	$383,000	$(4,064,000)	$6,590,000

The Company’s investment in marketable equity securities is revalued on each balance sheet date.

8. DIGITAL CURRENCIES

The following table presents the activities of the digital currencies for the years ended December 31, 2023 and 2022:

Digital Currencies
Balance at January 1, 2022	$2,165,000
Additions of mined digital currencies	16,693,000
Payments to vendors	(418,000)
Impairment of mined digital currencies	(3,099,000)
Sales of digital currencies	(15,832,000)
Realized gain on sales of digital currencies	1,045,000
Balance at December 31, 2022	554,000
Additions of mined digital currencies	29,100,000
Payments to vendors	(28,000)
Impairment of mined digital currencies	(489,000)
Sales of digital currencies	(29,111,000)
Realized gain on sales of digital currencies	520,000
Balance at December 31, 2023	$546,000

9. INVENTORIES

At December 31, 2023 and 2022, inventories consisted of:

	December 31,	December 31,
	2023	2022
Raw materials, parts and supplies	$5,247,000	$3,653,000
Work-in-progress	1,578,000	3,836,000
Finished products	1,559,000	14,547,000
Total inventories	$8,384,000	$22,036,000

10. PROPERTY AND EQUIPMENT, NET

At December 31, 2023 and 2022, property and equipment consisted of:

	December 31, 2023	December 31, 2022
Building, land and improvements	$15,752,000	$12,995,000
Bitcoin mining equipment	50,640,000	42,438,000
Crane rental equipment	34,469,000	32,453,000
Computer, software and related equipment	14,335,000	23,168,000
Aircraft	15,983,000	15,983,000
Other property and equipment	8,603,000	4,896,000
	139,782,000	131,933,000
Accumulated depreciation and amortization	(30,953,000)	(5,882,000)
Property and equipment placed in service, net	108,829,000	126,051,000
Construction in progress AVLP equipment	-	9,400,000
Deposits on Bitcoin mining equipment	-	11,328,000
Property and equipment, net	$108,829,000	$146,779,000

Summary of depreciation expense:

	For the Year Ended December 31,
	2023	2022
Depreciation expense	$25,660,000	$13,939,000

Impairment of Property and Equipment

During the year ended December 31, 2023, certain unforeseen business developments and changes in financial projections at AVLP indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of AVLP property and equipment as of December 31, 2023 was $0, and an impairment charge of $14.0 million was recognized.

During the year ended December 31, 2023, the Company recognized an impairment charge of $3.9 million related to property and equipment at ROI.

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

Compute North Bankruptcy

On September 22, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”), filed for bankruptcy protection. The Company had a deposit of approximately $2.0 million with Compute North for services yet to be performed by Compute North. The Company assessed this financial exposure and recorded an impairment of the deposit totaling $2 million during the year ended December 31, 2022.

11. INTANGIBLE ASSETS, NET

At December 31, 2023 and 2022, intangible assets consisted of:

Definite lived intangible assets:	Useful Life	December 31, 2023	December 31, 2022
Developed technology	3-8 years	$1,949,000	$24,584,000
Customer list	8-10 years	3,596,000	5,865,000
Trade names	5-10 years	1,030,000	4,316,000
Domain name and other intangible assets	5 years	612,000	630,000
		7,187,000	35,395,000
Accumulated amortization		(1,910,000)	(2,102,000)
Total definite-lived intangible assets		$5,277,000	$33,293,000

Indefinite lived intangible assets:
Trade name and trademark	Indefinite life	477,000	1,493,000
Total intangible assets, net		$5,754,000	$34,786,000

The Company’s trademarks and certain trade names were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $1.0 million for each of the years ended December 31, 2023 and 2022.

The customer relationships, developed technology and certain trade names are subject to amortization over their estimated useful lives, which range between 5 and 10 years with an average remaining useful life of 7.9 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2024	$724,000
2025	724,000
2026	724,000
2027	724,000
2028	724,000
Thereafter	1,657,000
$5,277,000

During the year ended December 31, 2023, the Company recognized $24.7 million and $1.5 million impairment of intangible assets related to AVLP and Microphase, respectively. During the year ended December 31, 2022, the Company recognized no impairment of intangible assets. Intangible assets decreased $3.9 million during the year ended December 31, 2023 from the deconsolidation of SMC.

12. GOODWILL

The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2023 and 2022:

Goodwill
Balance as of January 1, 2022	$10,090,000
Acquisition of AVLP	18,570,000
Acquisition of SMC	3,184,000
Acquisition of GIGA	9,881,000
Impairment of goodwill	(13,064,000)
Effect of exchange rate changes	(759,000)
Balance as of December 31, 2022	27,902,000
Impairment of goodwill	(21,387,000)
Effect of exchange rate changes	(427,000)
Balance as of December 31, 2023	$6,088,000

During the year ended December 31, 2023, the Company recognized $18.6 million and $3.2 million in impairment of goodwill related to AVLP and Microphase, respectively. During the year ended December 31, 2022, the Company recognized $3.2 million and $9.9 million impairment of goodwill related to SMC and GIGA, respectively.

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

The valuation of AVLP was determined using an income approach methodology of valuation. The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company’s judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. The analysis included assumptions regarding AVLP’s revenue forecast and discount rates of 26.7% using a weighted average cost of capital analysis. The market approach was also considered; however, the income approach was chosen as the Company determined it was a better representation of AVLP’s projected long-term performance.

The results of the quantitative test indicated the fair value of the AVLP reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $18.6 million carrying amount of AVLP’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2023.

Impairment of Microphase Goodwill

During the fourth quarter of 2023, Microphase experienced a significant decline in sales and, as a result, the Company performed a goodwill impairment test as of December 31, 2023.

The valuation of Microphase was determined using an income approach methodology of valuation. The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company’s judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. The market approach was also considered; however, the income approach was chosen as the Company determined it was a better representation of Microphase’s projected long-term performance.

The results of the quantitative test indicated the fair value of the Microphase reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $3.2 million carrying amount of Microphase’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2023.

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

The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company’s judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. The analysis included assumptions regarding GIGA’s revenue forecast, with negligible or declining growth rates and discount rates of 17.5% using a weighted average cost of capital analysis. The market approach was also considered; however, the income approach was chosen as the Company determined it was a better representation of GIGA’s projected long-term performance.

The results of the quantitative test indicated the fair value of the GIGA reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $9.9 million carrying amount of GIGA’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2022.

13. INVESTMENTS – RELATED PARTIES

Investment in Promissory Note, Related Parties – Ault & Company, Inc. (“Ault & Company”)

Investments in Ault & Company, an affiliate, and Alzamend, a related party, at December 31, 2023 and 2022, were comprised of the following:

	Interest	Due	December 31,	December 31,
	Rate	Date	2023	2022
Investment in promissory note of Ault & Company	8%	Dec. 31, 2024	$2,500,000	$2,500,000
Accrued interest receivable Ault & Company			568,000	368,000
Other - Alzamend			900,000	-
Total investment in promissory notes and other, related parties			$3,968,000	$2,868,000

The Company recorded related party interest income of $0.2 million for each of the years ended December 31, 2023 and 2022 in interest income.

Investment in Common Stock, Related Parties – Alzamend

	Investments in common stock, related parties at December 31, 2023
	Cost	Gross unrealized losses	Fair value
Common shares	$24,688,000	$(24,009,000)	$679,000

	Investments in common stock, related parties at December 31, 2022
	Cost	Gross unrealized losses	Fair value
Common shares	$24,673,000	$(18,224,000)	$6,449,000

The following table summarizes the changes in the Company’s investments in Alzamend during the years ended December 31, 2023 and 2022:

	Investment in common stock of Alzamend	Investment in promissory notes and advances of Alzamend and Other
Balance at January 1, 2022	$13,230,000	$173,000
Investment in common stock of Alzamend	4,901,000	-
Alzamend stock received for marketing services	989,000	-
Unrealized loss in common stock of Alzamend	(12,671,000)	-
Amortization of related party investment	-	(173,000)
Balance at December 31, 2022	6,449,000	-
Investment in common stock of Alzamend	15,000	-
Unrealized loss in common stock of Alzamend	(5,785,000)	-
Balance at December 31, 2023	$679,000	$-

Messrs. Ault, Horne and Nisser are each paid $50,000 annually by Alzamend.

14. EQUITY METHOD INVESTMENTS

Equity Investments in Unconsolidated Entity – AVLP

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, AVLP, during the year ended December 31, 2022:

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

Equity Investments in Unconsolidated Entity – SMC

On November 20, 2023, SMC, a consolidated VIE of the Company, completed a transaction pursuant to which SMC entered into an agreement to sell 2.2 million shares of its common stock for $2.0 million to two affiliates of SMC, both of which are existing shareholders with representation on the board of directors of SMC. As a result of the transaction, Ault Alliance’s share ownership of SMC was diluted to approximately 28%. As a result of SMC’s transaction with its affiliates, the Company initiated a derivative lawsuit against SMC and certain Board members. Due to the significant change in Ault Alliance’s ownership and voting rights, the Company determined that it no longer met the criteria of the primary beneficiary and, accordingly, the Company deconsolidated SMC as of November 20, 2023. The Company recorded a $3.0 million loss on deconsolidation for the year ended December 31, 2023.

Upon deconsolidation, the Company recorded its $2.3 million retained investment in SMC based upon the fair value of the common shares held by the Company at November 20, 2023. Due to the Company’s significant influence over SMC, the Company began accounting for its retained interest under the equity method of accounting.

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, SMC, during the year ended December 31, 2023:

Rollforward investment in unconsolidated entity	Amount
Beginning balance - January 1, 2023	$-
Equity method investment in SMC upon deconsolidation	2,259,000
Loss from investment in unconsolidated entity	(302,000)
Ending balance - December 31, 2023	$1,957,000

The following table provides summarized financial information for the Company’s ownership interest in SMC accounted for under the equity method for the December 31, 2023 period presented and has been compiled from SMC’s financial statements. Amounts presented represent totals at the investee level and not the Company’s proportionate share:

Summarized Statements of Operations

For the Year Ended
December 31,
2023
Revenue	$32,581,000
Gross profit	$6,964,000
Loss from operations	$(8,290,000)
Net loss	$(9,384,000)

Summarized Balance Sheet Information

December 31,
2023
Current assets	$23,206,000
Non-current assets	$4,509,000
Current liabilities	$16,209,000
Non-current liabilities	$3,928,000

15. CONSOLIDATED VARIABLE INTEREST ENTITY - ALPHA FUND

Alpha Fund – Consolidated Variable Interest Entity

As of December 31, 2022, the Company held an investment in the Alpha Fund. The Alpha Fund was liquidated during the year ended December 31, 2023. Alpha Fund operated as a private investment fund. The general partner of Alpha Fund, Ault Alpha GP LLC (“Alpha GP”) was owned by Ault Capital Management LLC (the “Investment Manager”), which also acted as the investment manager to Alpha Fund. The Investment Manager was owned by Ault & Company. Messrs. Ault, Horne, Nisser and Cragun, who serve as executive officers and/or directors of the Company, were executive officers of the Investment Manager, and Messrs. Ault, Horne and Nisser are executive officers and directors of Ault & Company.

Prior to the liquidation of the Alpha Fund, the Company consolidated Alpha Fund as a VIE due to its significant level of influence and control of Alpha Fund, the size of its investment, and its ability to participate in policy making decisions. The Company was considered the primary beneficiary of the VIE.

16. BUSINESS COMBINATIONS

ROI Acquisition

On March 6, 2023, the Company closed a share exchange agreement with ROI and sold to ROI all the outstanding shares of capital stock of the Company’s subsidiary, BitNile.com, Inc. as well as RiskOn360, Inc. (formerly known as Ault Iconic, Inc.) and the securities of Earnity, Inc. beneficially owned by BitNile.com, Inc. as of the date of the Agreement. As consideration for the acquisition, ROI issued shares of preferred stock that could have been convertible into common stock, subject to shareholder approval, of ROI representing approximately 73.2% of ROI’s outstanding common stock at the time of the transaction. Total consideration included $0.3 million purchase consideration, representing the fair value of ROI common stock acquired by the Company, and $6.4 million allocated for the fair value of the non-controlling interest.

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

The trade names and patents/developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates of 20% for patents and developed technology and 0.25% for trademarks. The resulting net annual royalty payments are then discounted to present value using a discount factor of 24.6%.

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

The Company consolidates the results of AVLP on a one-month lag, therefore the statements of operations include results for AVLP for the post-acquisition periods ended November 30, 2023 and 2022.

AVLP Related Party Transaction

During the period from June 2022 to November 2022, MTIX Ltd., a subsidiary of AVLP, incurred fees of $0.3 million from 313M Technology Ltd, a U.K. company (“313M”), for the use of facilities and personnel. The Managing Director of 313M is Kristina Mistry, the daughter of Pravin Mistry, who served as a director of AVLP and the Chief Executive Officer of MTIX Ltd. at the time.

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

SMC is a NASDAQ-listed seller of consumer karaoke products. SMC leverages a top-tier global distribution network through major mass merchandisers and online retailers.

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

The trade names and developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates between 0.5% and 1.0% to the prospective revenue attributable to the intangible asset. The resulting net annual royalty payments are then discounted to present value using a discount factor of 12.0%.

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

Allocation
Total purchase consideration	$10,517,000
Fair value of non-controlling interest	10,336,000
Total consideration	$20,853,000

Identifiable net assets acquired:
Cash	$2,278,000
Accounts receivable	9,891,000
Prepaid expenses and other assets	756,000
Inventories	12,840,000
Property and equipment, net	529,000
Right-of-use assets	1,073,000
Intangible assets:
Trade names (10 year estimated useful life)	2,470,000
Customer relationships (10 year estimated useful life)	1,380,000
Proprietary technology (3 year estimated useful life)	600,000
Accounts payable and accrued expenses	(10,052,000)
Notes payable	(2,972,000)
Lease liabilities	(1,124,000)
Net assets acquired	17,669,000
Goodwill	$3,184,000

Overview of GIGA Acquisition

On September 8, 2022, GIGA acquired 100% of the capital stock of Gresham Worldwide, Inc. (“GWW”) from the Company in exchange for 2.92 million shares of GIGA’s common stock and 514.8 shares of GIGA’s Series F Convertible Preferred Stock (“Series F”) that are convertible into an aggregate of 3.96 million shares of GIGA’s common stock. GIGA also assumed GWW’s outstanding equity awards representing the right to receive up to 749,626 shares of GIGA’s common stock, on an as-converted basis. The transaction described above resulted in a change of control of GIGA. Assuming the Company were to convert all of the Series F, the common stock owned by the Company after such conversion would result in the Company owning approximately 71.2% of GIGA’s outstanding shares.

On September 8, 2022, the Company loaned GIGA $4.25 million by purchasing a convertible note that carries an interest rate of 10% per annum and matured on February 14, 2023. The convertible note between the Company and GIGA is eliminated in consolidation beginning on September 8, 2022. The Company received the right to appoint four members of a seven-member GIGA board of directors. These factors contributed to the Company’s determination that GWW be treated as the accounting acquirer.

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

In respect of the above transactions, the acquired assets and assumed liabilities, together with acquired processes and employees, represent a business as defined in ASC 805, Business Combinations (“ASC 805”). The transactions were accounted for as a reverse acquisition using the acquisition method of accounting with GIGA treated as the legal acquirer and GWW treated as the accounting acquirer. In identifying GWW as the acquiring entity for accounting purposes, GIGA and GWW took into account a number of factors, including the relative voting rights, executive management and the corporate governance structure of the Company. GWW is considered the accounting acquirer since the Company controls the board of directors of GIGA following the transactions and received a 71.2% beneficial ownership interest in GIGA. However, no single factor was the sole determinant in the overall conclusion that GWW is the acquirer for accounting purposes; rather all factors were considered in arriving at such conclusion.

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

The purchase price allocation is as follows:

Allocation
Total purchase consideration	$6,763,000
Fair value of non-controlling interest	2,735,000
Total consideration	$9,498,000

Identifiable net assets acquired (liabilities assumed):
Cash	$107,000
Trade accounts receivable	536,000
Inventories	2,930,000
Prepaid expenses and other assets	1,626,000
Accounts payable and accrued liabilities	(4,704,000)
Loans payable, net of discounts and issuance costs	(387,000)
Lease obligations	(491,000)
Net liabilities assumed	(383,000)
Goodwill	$9,881,000

Overview of Circle 8 Acquisition

On November 17, 2022, Circle 8, a wholly owned subsidiary of Circle 8 Holdco LLC (“Circle 8 Holdco”) entered into an asset purchase agreement (“Circle 8 Purchase Agreement”) with Circle 8 Crane Services, LLC (“Seller”), to acquire substantially all of Seller’s operating assets and the recapitalization of the business into Circle 8. The Company has a 65% direct ownership in Circle 8 Holdco and a 5.8% indirect ownership via Circle 8 Crane GP.

In accordance with the Circle 8 Purchase Agreement, on December 16, 2022 (“Closing Date”), Circle 8 completed the acquisition and obtained control of the Seller. The aggregate purchase price consideration transferred from Circle 8 to the Seller totaled $31.5 million which included (i) extinguishment of debt amounting to $29.2 million (ii) rollover equity issued to the seller with an estimated fair value of $0.6 million (iii) contingent consideration of $0.9 million and (iv) Seller’s transaction expenses of $0.7 million. The following summarizes the fair value of consideration transferred at the acquisition closing:

Extinguishment of debt	$29,234,000
Rollover equity	565,000
Contingent consideration – earn-out	922,000
Seller’s transaction expenses reimbursement	742,000
Total consideration	$31,463,000

In conjunction with the acquisition, certain individuals of the Seller’s ownership group received rollover equity interest as purchase consideration. The rollover equity includes Circle 8 issuing to the Seller 6,000 Class D interests in Circle 8 Holdco, which is the sole owner of the equity interests of Circle 8. Management engaged a valuation specialist to estimate the fair value of the grants as of the Closing Date.

Pursuant to the terms of the Circle 8 Purchase Agreement, additional purchase consideration would be paid by Circle 8 to the Seller, contingent upon achievement of a minimum EBITDA threshold for a three-year earn-out measurement period beginning on the day following the Closing Date and ending on the date that is the 36-month anniversary of the Closing Date, which would then increase for additional EBITDA performance up to a maximum ceiling. Pursuant to the terms of the Circle 8 Purchase Agreement, the earn-out would be paid to the Seller in an amount ranging from $0 up to $0.7 million based on a pro rata basis for incremental EBITDA results starting at a minimum of $5.7 million. The fair value of the earn-out was valued using the Monte Carlo simulation which estimates the fair value based on an analysis of various future outcomes. As such the fair value measurement includes significant unobservable inputs such as risk-adjusted discount rate and projected results of operations over the earn-out period, and thus, represented a Level 3 measurement. The fair value of the earn-out as of the Closing Date was $0.9 million. To date, the year one earn-out measurement period has not been surpassed and thus, no cash payments have been made from Circle 8 to the Seller for contingent purchase consideration.

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. In accordance with ASU 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination, the Company elected not to separately recognize intangible assets that would otherwise arise from customer-related intangible assets. The value of these intangible assets is effectively subsumed into goodwill.

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

The acquisition resulted in the fair value of the net assets acquired exceeding the amount of consideration transferred, which occurred as a result of negotiations with the Seller at a time of depressed EBITA as well as imposing a requirement on the Seller to provide preliminary net working capital equal to or greater than $3.0 million without the ability for adjustments up or down. ASC 805 refers to this as a “bargain purchase” and requires Circle 8 to recognize a gain for the amount that the values assigned to the net assets acquired exceed the consideration transferred and cannot recognize goodwill from the acquisition.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets
Cash and cash equivalents	$290,000
Trade receivable, net	4,334,000
Prepaids and other current assets	1,226,000
Property and equipment, net	36,395,000
Right-of-use assets	1,558,000
Intangible assets – trade name (10 year estimated useful life)	1,030,000
Intangible assets – customer relationships (8 year estimated useful life)	1,290,000
Total Assets	$46,123,000

Liabilities
Accounts payable and accrued liabilities	$(1,589,000)
Notes payable – equipment notes	(10,685,000)
Operating lease liabilities	(1,580,000)
Total Liabilities	$(13,854,000)

Net Assets Acquired	$32,269,000

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2022 have been prepared as if the AVLP, SMC, GIGA and Circle 8 acquisitions had occurred on January 1, 2022. This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

For the Year Ended December 31, 2022
Total revenues	$214,636,000
Net loss attributable to Ault Alliance, Inc.	$(185,957,000)

17. STOCK-BASED COMPENSATION

The Company provides stock-based compensation to directors, employees and consultants under the (i) 2021 Stock Incentive Plan, which was approved by stockholders on August 13, 2021 at the 2021 Annual Meeting of Stockholders and which reserved 1,000 shares of common stock for grant of awards under the plan and (ii) 2022 Stock Incentive Plan, which was approved by stockholders on November 23, 2022 at the 2022 Annual Meeting of Stockholders and which reserved 10,000 shares of common stock for grant of awards under the plan.

Options granted under the plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the plan are subject to a vesting period determined at the date of grant. As of December 31, 2023, an aggregate of 10,441 shares of the Company’s common stock were available for future grant.

The options outstanding as of December 31, 2023, have been classified by exercise price, as follows:

Outstanding				Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$16,091 - $19,628	421	7.8	$17,546	287	$17,577

Issuances outside of the Plan
$13,425	116	6.7	$13,425	116	$13,425
$19,125	242	7.3	$19,125	242	$2,284
$13,425 - $19,125	358	7.1	$17,278	358	$17,278

Total Options
$13,425 - $19,628	779	7.5	$17,423	645	$17,411

The total stock-based compensation expense related to stock options and stock awards issued to the Company’s employees, consultants and directors, included in reported net loss for the year ended December 31, 2023 and 2022, was comprised as follows:

	Year Ended December 31,
	2023	2022
General and administrative	$10,868,000	$7,202,000
Total stock-based compensation	$10,868,000	$7,202,000

A summary of option activity under the Company’s stock option plans as of December 31, 2023 and 2022, and changes during the years ended is as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Options	Price	Life (years)	Value
January 1, 2022	379	453	$18,900	9.8	$0
Authorized	10,000	-
Forfeited	31	(31)	$19,950
December 31, 2022	10,410	422	$18,675	8.7	$0
Forfeited	1	(1)	$39,157
December 31, 2023	10,411	421	$17,546	7.8	$0

As of December 31, 2023, there was $2.1 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

18. WARRANTS

A summary of warrant activity for the years ended December 31, 2023 and 2022 is presented below.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at January 1, 2022	2,669	$23,175	4.7
Granted	1,209	4,500
Forfeited	(1)	4,554,717
Exercised	(1,803)	16,618
Outstanding at December 31, 2022	2,074	16,835	3.9
Granted	14,176,472	3.55
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2023	14,178,546	$5.10	4.7

The following table summarizes information about common stock warrants outstanding at December 31, 2023:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$3.38	12,269,032	4.77	$3.38	-
$4.59	1,907,440	4.60	$4.59	-
$3,375 - $18,750	2,067	2.72	$10,3801	2,067	$10,381
$66,000 - $148,500	7	0.24	$84,643	7	$84,643
$3.38 - $148,500	14,178,546	4.75	$5.10	2,074	$10,631

Warrant Issuances During 2023

During the year ended December 31, 2023, the Company issued warrants to purchase 14.2 million shares of Class A common stock at a weighted average exercise price of $3.54 per share, subject to adjustment, in connection with the issuance of a senior secured convertible promissory note, related party (see Note 24) and Series C convertible preferred stock, related party (see Note 26).

Warrant Issuances During 2022

On November 7, 2022, the Company issued warrants to purchase 606 shares of common stock at exercise price equal to $3,375 per share and warrants to purchase 606 shares of common stock at exercise price equal to $5,625 per share, subject to adjustment in connection with the issuance of secured promissory notes in the aggregate principal face amount of $18.9 million.

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

The Company utilized a variety of pricing models and the weighted average assumptions used during the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Exercise price	$3.54	$4,500
Contractual term in years	5.0	4.0
Volatility	168%	176%
Dividend yield	0%	0%
Risk-free interest rate	4.0%	4.5%

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at December 31, 2023 and 2022 consisted of:

	December 31,	December 31,
	2023	2022
Accounts payable	$32,592,000	$20,027,000
Accrued payroll and payroll taxes	9,779,000	9,789,000
Financial instrument liabilities	832,000	651,000
Interest payable	4,197,000	3,207,000
Accrued legal	2,340,000	3,168,000
Accrued lender profit participation rights	-	6,000,000
Other accrued expenses	16,703,000	17,586,000
Total liabilities	$66,443,000	$60,428,000

The following table summarizes the changes in financial instrument liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31,
	2023	2022
Beginning balance	$651,000	$4,249,000
Recognition of financial instrument liabilities	7,262,000	290,000
Change in fair value	(7,081,000)	377,000
Transfer out of level 3	-	(4,265,000)
Ending balance	$832,000	$651,000

20. LEASES

The Company has operating leases for office space. The Company’s leases have remaining lease terms of 12 months to 9.5 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The following table provides a summary of leases by balance sheet category as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Operating right-of-use assets	$6,315,000	$8,419,000
Operating lease liability - current	2,119,000	2,975,000
Operating lease liability - non-current	4,402,000	5,836,000

The components of lease expenses for the years ended December 31, 2023 and 2022, were as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$3,677,000	$2,716,000
Short-term lease cost	-	-

The following tables provides a summary of other information related to leases for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,699,000	$2,554,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$885,000	$3,791,000
Weighted-average remaining lease term - operating leases	3.7 years	4.1 years
Weighted-average discount rate - operating leases	8.0%	7.0%

Maturity of lease liabilities under the Company’s non-cancellable operating leases as of December 31, 2023, were as follows:

Payments due by period
2024	$2,674,000
2025	2,205,000
2026	1,258,000
2027	414,000
2028	357,000
Thereafter	759,000
Total lease payments	7,667,000
Less interest	(1,146,000)
Present value of lease liabilities	$6,521,000

21. NOTES PAYABLE

Notes payable at December 31, 2023 and 2022, were comprised of the following:

	Collateral	Guarantors	Interest rate	Due date	December 31, 2023	December 31, 2022
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $31.7 million	-	8.4%	December 16, 2025	$15,907,000	$14,724,000
8.5% secured promissory notes	-	-	8.5%	May 7, 2024	-	17,389,000
16% promissory note (in default at December 31, 2023)	-	Ault & Company and Milton C. Ault, III	16.0%	December 16, 2023	2,572,000	17,456,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $3.9 million	-	0.0%	March 15, 2024 through November 15, 2026	5,629,000	10,677,000
3% secured promissory notes	-	-	3.0%		-	5,672,000
8% demand loans	-	-	8.0%	Upon demand	950,000	-
Short-term bank credit facilities	-	-	5.9%	Renews monthly	1,464,000	1,702,000
XBTO note payable (in default at December 31, 2023 and repaid in March 2024)	2,482 Antminers with a book value of $3.4 million	-	12.5%	December 30, 2023	1,067,000	2,749,000
10% secured promissory notes	-	-	10.0%		-	8,789,000
Other ($0.9 million in default at December 31, 2023)	-	-			3,518,000	2,619,000
Total notes payable	-	-			$31,107,000	$81,777,000
Less:	-	-
Unamortized debt discounts	-	-			(83,000)	(12,325,000)
Total notes payable, net	-	-			$31,024,000	$69,452,000
Less: current portion	-	-			(12,866,000)	(39,621,000)
Notes payable – long-term portion	-	-			$18,158,000	$29,831,000

During the year ended December 31, 2023, the holders of $8.4 million 10% secured promissory notes exchanged their notes and accrued interest for Series E, Series F and Series G preferred stock liabilities. The Company recorded a loss on extinguishment of debt of $0.1 million related to the transaction. When the Series E, Series F and Series G preferred stock liabilities converted to Series A Common stock, the Company recorded a loss on extinguishment of $1.5 million.

During the year ended December 31, 2023, the holders of $10.5 million 10% demand promissory notes and $1.1 million 12% demand promissory notes exchanged their notes for notes from Ault & Company (see Note 22), resulting in a loss on extinguishment of debt of $0.4 million.

In connection with the December 2023 Series C Preferred Stock offering (see Note 26), the Company paid $20.4 million to pay the $20.2 million outstanding balance of the 8% senior secured promissory notes, plus $0.2 million accrued interest payable. The 8% senior secured promissory notes had an unamortized debt discount of $3.2 million outstanding, which was recorded as a loss on extinguishment of debt.

The Company recorded a $2.0 million loss on extinguishment of debt related to the April 2023 restructuring related to one of the 16% promissory notes payable.

Notes Payable Maturities

The contractual maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of December 31, 2023 were:

Year
2024	$12,866,000
2025	17,721,000
2026	418,000
2027	51,000
2028	51,000
$31,107,000

Interest Expense

	For the Year Ended
	December 31,
	2023	2022
Contractual interest expense	$9,619,000	$6,780,000
Forbearance fees	5,469,000	1,453,000
Amortization of debt discount	21,507,000	29,109,000
Total interest expense	$36,595,000	$37,342,000

22. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at December 31, 2023 and December 31, 2022, were comprised of the following:

	Interest rate	Due date	December 31, 2023	December 31, 2022
Notes from officers - AAI	18%	February 1, 2024*	$98,000	$-
Notes from officers - TurnOnGreen	14%	Past due	51,000	25,000
Notes from board member - ROI	18%	January 19, 2024*	90,000	-
Ault & Company advances	No interest	Upon demand	1,909,000	-
Advances from officers - AAI	No interest	Upon demand	-	300,000
Advances from officers - TurnOnGreen	No interest	Upon demand	-	14,000
Advances from officers - GIGA	8%	Upon demand	52,000	-
Other related party advances	No interest	Upon demand	175,000	13,000
Total notes payable			$2,375,000	$352,000

Ault & Company Loan Agreement

On June 8, 2023, the Company entered into a loan agreement with Ault & Company as lender. The loan agreement provides for an unsecured, non-revolving credit facility in an aggregate principal amount of up to $10 million. All loans under the loan agreement are due within five business days after request by Ault & Company. Ault & Company is not obligated to make any further advances under the loan agreement after December 8, 2023. Advances under the loan agreement bear interest at the rate of 9.5% per annum and may be repaid at any time without penalty or premium. As of December 31, 2023, $4.6 million has been advanced under the loan agreement and was exchanged for a senior secured convertible promissory note with Ault & Company (see Note 24).

In August 2023, Ault & Company assumed $11.6 million of secured promissory notes previously issued by the Company for which the Company has issued term notes to Ault & Company in the same amount. One term note has a principal amount of $1.1 million and bears interest at 12% and the second term note has a principal amount of $10.5 million and bears interest at 10%. These assumed loans were exchanged for a senior secured convertible promissory note with Ault & Company (see Note 24).

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Year Ended
	December 31,
	2023	2022
Interest expense, related party	$664,000	$-

23. CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2023 and 2022, were comprised of the following:

	Conversion price per share	Interest rate	Due date	December 31, 2023	December 31, 2022
Convertible promissory note	$4.00	4%	May 10, 2024	$-	$660,000
Convertible promissory note – original issue discount (“OID”) only	90% of 5-day VWAP	OID Only	September 28, 2024	1,673,000	-
AVLP convertible promissory notes, principal	$0.35 (AVLP stock)	7%	August 22, 2025	9,911,000	9,911,000
GIGA senior secured convertible notes - in default	$0.25 (GIGA stock)	18%	October 11, 2024	4,388,000	-
ROI senior secured convertible note	$0.11 (ROI stock)	OID Only	April 27, 2024	6,513,000	-
Fair value of embedded conversion options				910,000	2,316,000
Total convertible notes payable				23,395,000	12,887,000
Less: unamortized debt discounts				(2,179,000)	(111,000)
Total convertible notes payable, net of financing cost, long term				$21,216,000	$12,776,000
Less: current portion				(11,763,000)	(1,325,000)
Convertible notes payable, net of financing cost – long-term portion				$9,453,000	$11,451,000

The contractual maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of December 31, 2023, were:

Year	Principal
2024	$12,574,000
2025	10,821,000
$23,395,000

Significant inputs associated with the embedded conversion options include:

	December 31, 2023	December 31, 2022	At Inception
Contractual term in years	0.3	2.7	1.0
Volatility	138%	82%	111%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.8%	4.0%	3.5%

The following table summarizes the changes in embedded conversion option derivative liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31,
	2023	2022
Beginning balance	$2,316,000	$-
Fair value of embedded conversion options issued or acquired	1,652,000	5,851,000
Change in fair value	(3,058,000)	(3,535,000)
Ending balance	$910,000	$2,316,000

The following table summarizes the changes in convertible notes payable measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31,
	2023	2022
Beginning balance	$10,571,000	$660,000
Convertible notes from acquisitions	-	9,911,000
Issuance of convertible notes	12,441,000	-
Transfer out of level 3	(527,000)	-
Ending balance	$22,485,000	$10,571,000

In October 2023 GIGA entered into an exchange and waiver agreement related to its senior secured convertible promissory notes, which resulted in a loss on extinguishment of debt of $1.4 million.

24. SENIOR SECURED CONVERTIBLE NOTE, RELATED PARTY

On October 13, 2023 (the “A&C Closing Date”), the Company entered into a note purchase agreement with Ault & Company, pursuant to which the Company sold to Ault & Company (i) a senior secured convertible promissory note in the principal face amount of $17.5 million (the “Note”) and warrants (the “Warrants”) to purchase shares of the Company’s common stock for a total purchase price of up to $17.5 million (the “Transaction”).

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

The Note had a principal face amount of $17.5 million and had a maturity date of October 12, 2028 (the “Maturity Date”). The Note bore interest at the rate of 10% per annum. The Note was repaid in full in December 2023 and the Company recorded a $4.2 million loss on extinguishment for the year ended December 31, 2023.

The Warrants grant Ault & Company the right to purchase 1.9 million shares of common stock. The Warrants have a five-year term, expiring on the fifth anniversary of the A&C Closing Date, and become exercisable on the first business day after the six-month anniversary of the A&C Closing Date. The exercise price of the Warrants is $4.5925, which is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events.

The Company elected the fair value option and utilized a Monte-Carlo simulation at inception to value the Note. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including held to maturity and subsequent preferred stock offering and various simulated paths, were utilized to estimate the fair value at $17.8 million or approximately the principal amount outstanding as of inception. The value of the 2023 Note was calculated as the average present value over 25,000 simulated paths. Given the Notes were fully satisfied in connection with issuance of the Series C convertible preferred stock, the Company calculated the fair value on the date of extinguishment as the total principal plus accrued interest outstanding.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

Senior secured convertible promissory note	Amounts
Principal outstanding at valuation date	$17.5 million
Volatility	80%
Interest rate	10.0%
Risk-free interest rate range	4.7% to 5.6%
Estimated yield	19.5% to 21.0%

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $4.2 million based on the estimated fair value of the Warrants.

In addition to a 21% discount for lack of marketability, significant inputs associated with the calculation of the fair value of the Warrants included the following:

Contractual term in years	5.0
Volatility	167.3%
Dividend yield	0%
Risk-free interest rate	4.7%

The rollforward of the senior secured convertible promissory note notes is as follows:

Senior secured convertible promissory note	Total
Balance as of December 31, 2022	$-
Exchange of loan agreement with Ault & Company	4,625,000
Ault & Company note from exchange of 12% demand promissory note	1,100,000
Ault & Company note from exchange of 10% demand promissory note	10,545,000
Exchange of Series B convertible preferred stock	1,250,000
Cash payments of senior secured convertible promissory note	(150,000)
Payment from issuance of Series C preferred stock	(17,370,000)
Balance as of December 31, 2023	$-

25. COMMITMENTS AND CONTINGENCIES

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters.

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

As of December 31, 2023 the Company has accrued $2.3 million as a loss contingency related to litigation matters.

 26. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25.0 million shares of preferred stock, $0.001 par value. As of December 31, 2023, the Board has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 50,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and 2,000,000 shares as 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”). As of December 31, 2023, the rights, preferences, privileges and restrictions on the remaining authorized 22.0 million shares of preferred stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

On January 23, 2023, the Company filed a Certificate of Elimination of the certificate of designations of preferred stock with the Secretary of State of the state of Delaware with respect to the Company’s Series C convertible preferred stock, par value $0.001 per share.

On November 15, 2023, the Company filed a new Certificate of Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of the State of Delaware to establish the preferences, limitations and relative rights of the Series C Preferred Stock.

On December 8, 2023, the Company filed a Certificate of Elimination of the certificate of designations of preferred stock with the Secretary of State of the state of Delaware with respect to the Company’s Series B convertible preferred stock, par value $0.001 per share.

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

2023 Issuances

Common ATM Offerings

On February 25, 2022, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital Markets, LLC (“Ascendiant Capital”) to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 Common ATM Offering”). During the three months ended March 31, 2023, the Company sold an aggregate of 4,268 shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $4.2 million. Effective March 17, 2023, the 2022 Common ATM Offering was terminated.

On June 9, 2023, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $10 million from time to time, through an “at the market offering” program (the “2023 Common ATM Offering”). On July 13, 2023 and September 8, 2023, the sales agreement was amended increasing the size of the 2023 ATM Offering to $20 million and $50 million, respectively. During the year ended December 31, 2023, the Company sold an aggregate of 4.3 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $35.3 million.

Preferred ATM Offering

On June 14, 2022, the Company entered into an At-The-Market sales agreement with Ascendiant Capital under which it may sell, from time to time, shares of its Series D Preferred Stock for aggregate gross proceeds of up to $46.4 million (the “2022 Preferred ATM Offering”). During the year ended December 31, 2023, the Company sold an aggregate of 252,359 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for net proceeds of $2.9 million. Effective June 16, 2023, the 2022 Preferred ATM Offering was terminated.

Issuance of Common Stock Upon Conversion of Preferred Stock

During the year ended December 31, 2023, the Investors converted 1,000 shares of Series F Preferred Stock and 6,756 shares of Series G Preferred Stock into an aggregate of 5,736 shares of the Company’s common stock. A loss on extinguishment of $0.3 million was recognized on the issuance of common stock based on the fair value of the Company’s common stock at the date of the conversions.

Proceeds from Subsidiaries’ Sale of Stock to Non-Controlling Interests

During the year ended December 31, 2023, SMC and ROI sold an aggregate of $7.3 million of common stock to non-controlling interests.

Series C Convertible Preferred Stock Offering, Related Party

On December 14, 2023, pursuant to the November 2023 SPA entered into with Ault & Company on November 6, 2023, the Company sold to Ault & Company, in three separate closings that occurred on the closing date, an aggregate of 41,500 shares of Series C Preferred Stock and Warrants to purchase 12.3 million shares of common stock, for a total purchase price of $41.5 million.

The proceeds from the sale of Series C Preferred Stock were used in part to pay $17.5 million to satisfy the outstanding balance on the outstanding senior secured convertible promissory note with Ault & Company. The senior secured convertible promissory note with Ault & Company had an unamortized debt discount of $4.2 million outstanding, which was recorded as a loss on extinguishment of debt.

In addition, the Company paid $20.4 million to pay the $20.2 million outstanding balance of the 8% senior secured promissory notes, plus $0.2 million accrued interest payable. The 8% senior secured promissory notes had an unamortized debt discount of $3.2 million outstanding, which was recorded as a loss on extinguishment of debt.

On December 14, 2023, the Company, along with its wholly owned subsidiaries Sentinum, Third Avenue, ACS, BNI Montana, Ault Lending, Ault Aviation, LLC (“Ault Aviation”) and AGREE (collectively with the Company, Sentinum, Third Avenue, ACS, BNI Montana, Ault Lending and Ault Aviation, the “Guarantors”) entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with institutional lenders, pursuant to which Ault & Company borrowed $36 million and issued secured promissory notes to the lenders in the aggregate amount of $38.9 million (collectively, the “Secured Notes”; and the transaction, the “Loan”).

Pursuant to the Loan Agreement, the Guarantors, as well as Milton C. Ault, III, the Company’s Executive Chairman and the Chief Executive Officer of Ault & Company, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) 19,226 Antminers (the “Miners”), (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Third Avenue, Ault Energy, LLC, the Company’s wholly owned subsidiary, ADTC, Eco Pack Technologies, Inc., the Company’s wholly owned subsidiary, and Circle 8 Holdco, (iii) a mortgage and security agreement by Third Avenue on the real estate property owned by Third Avenue in St. Petersburg, Florida (the “Florida Property”), (iv) a future advance mortgage by ACS on the real estate property owned by ACS in Dowagiac, Michigan (the “Michigan Property”), (v) an aircraft mortgage and security agreement by Ault Aviation on a private aircraft owned by Ault Aviation (the “Aircraft”), and (vi) deposit account control agreements over certain bank accounts held by certain of the Company’s subsidiaries.

In addition, pursuant to the Loan Agreement, the Company agreed to establish a segregated deposit account (the “Segregated Account”), which would be used as a further guarantee of repayment of the Secured Notes. $3.5 million of cash was paid into the Segregated Account on the closing date. The Company is required to have the minimum balance in the Segregated Account be not less than $7 million, $15 million, $20 million and $27.5 million on the four-month, nine-month, one-year and two-year anniversaries of the closing date, respectively. In addition, starting on March 31, 2024, the Company is required to deposit $0.3 million monthly into the Segregated Account, which increases to $0.4 million monthly starting March 31, 2025. Further, the Company agreed to deposit into the Segregated Account, (i) up to the first $7 million of net proceeds, if any, from the sale of the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford; (ii) 50% of cash dividends (on a per dividend basis) received from Circle 8 on or after June 30, 2024; (iii) 30% of the net proceeds from any bond offerings the Company conducts, which shall not exceed $9 million in the aggregate; and (iv) 25% of the net proceeds from cash flows, collections and revenues from loans or other investments made by Ault Lending (including but not limited to sales of loans or investments, dividends, interest payments and amortization payments), which shall not exceed $5 million in the aggregate. In addition, if the Company decides to sell certain assets, the Company further agreed to deposit funds into the Segregated Account from the sale of those assets, including, (i) $15 million from the sale of the Florida Property, (ii) $11 million from the sale of the Aircraft, (iii) $17 million from the sale of the Michigan Property, (iv) $350 per Miner, subject to a de minimis threshold of $1 million, and (v) $10 million from the sale of Circle 8.

Pursuant to the Company’s financial guarantee obligations noted above, the Company recorded a guarantee liability of $38.9 million using the practical expedient to fair value as set forth in ASC 460-10-30-2(a) and recorded an expense of $35.4 million (the amount of the guarantee liability, less the $3.5 million restricted cash in the Segregated Account) within other income (expense) on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

The guarantee written by the Company represents a variable interest in Ault & Company. Ault & Company, Inc, founded in 2015, is a private holding company focused on acquiring undervalued assets and disruptive technologies within the commercial, defense, aerospace, industrial, hospitality, technology and real estate sectors. Mr. Ault is the Founder and Executive Chairman of its Board of Directors. Ault & Company has demonstrated its ability to raise capital independently, on a limited basis, however given the nature of its strategic investment policy, there is no requirement for it to raise additional capital until and unless a strategic opportunity presents itself that requires additional capital. The nature and amount of the financing that the Company guaranteed indicates that Ault & Company’s lender required the Company’s collateral and support to close the December 2023 financing.

The accounting guidance requires the Company to perform an analysis to determine whether its variable interest gives it a controlling financial interest in Ault & Company. The Company performed a VIE analysis and determined that given the control structure and ownership of Ault & Company that the Company would not be able to remove the key operating decision maker, Mr. Ault, from his leadership role at Ault & Company and therefore the Company does not meet the power criterion to be considered the primary beneficiary of Ault & Company.

2022 Issuances

2022 ATM Offering – Common Stock

On February 25, 2022, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 Common ATM Offering”). As of December 31, 2022, the Company had sold an aggregate of approximately 38,000 shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $172.4 million.

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

27. INCOME TAXES

The following is a geographical breakdown of income/loss before the provision for income tax, for the years ended December 31, 2023 and 2022:

	2023	2022
Pre-tax loss
U.S. Federal	$(256,824,000)	$(189,899,000)
Foreign	867,000	(4,419,000)
Total	$(255,957,000)	$(194,318,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2023	2022
Deferred tax asset:
Allowance for doubtful accounts	$315,000	$439,000
Unrealized losses	13,859,000	11,082,000
Obsolete inventory	1,996,000	2,816,000
Stock compensation	13,383,000	3,581,000
Other carryforwards	311,000	317,000
Net operating loss carryforwards	94,899,000	17,878,000
Lease liability	1,224,000	1,979,000
Impairment	29,702,000	22,822,000
Accrued expenses	2,360,000	3,648,000
Interest expense	14,713,000	8,668,000
Outside basis difference	9,308,000	-
Other	2,095,000	404,000
Total deferred tax asset	184,165,000	73,634,000

Deferred tax liability:
Right-of-use assets	(1,112,000)	(1,865,000)
Fixed assets, net	(15,289,000)	(1,575,000)
Intangible assets, net	42,000	(6,638,000)
Bargain gain/loss	-	(225,000)
Total deferred income tax liabilities	(16,359,000)	(10,303,000)

Net deferred income tax assets	167,806,000	63,331,000
Valuation allowance	(167,806,000)	(63,304,000)
Deferred tax asset (liability), net	-	$27,000

At December 31, 2023, the Company had federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $215.4 million related to the year after December 31, 2017 that does not have an expiration under current tax law and $132.5   million that expire between 2024 and 2037 after application of limitation set forth in Section 382 of the Internal Revenue Code (“§382”). The Company had state NOLs for income tax purposes of approximately $251.6 million as of December 31, 2023. The state NOLs may be used to offset future taxable income and will begin to expire in 2038, unless previously utilized. In accordance with §382, future utilization of the Company’s NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. The Company also maintains NOLs in various foreign jurisdictions.

At December 31, 2023, Ault Disruptive, an entity not consolidated for income tax purposes, utilized its remaining NOLs. The Company has not completed a formal §382 study and completion of such an analysis in future periods may yield income tax provision impacts in subsequent financial statements.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all positive and negative evidence, including the Company’s generation of NOLs in current and prior periods, there is substantial doubt regarding the Company’s ability to utilize its deferred tax assets, therefore, the Company recorded a full valuation allowance. For the year ended December 31, 2023, the valuation allowance increased by $104.5 million.

The net income tax provision (benefit) consisted of the following:

	2023	2022
Current
U.S. Federal	$221,000	$244,000
U.S. State	(99,000)	143,000
Foreign	188,000	132,000
Total current provision	310,000	519,000
Deferred
U.S. Federal	0	(4,977,000)
U.S. State	27,000	(27,000)
Foreign	0	0
Total deferred provision (benefit)	27,000	(5,004,000)
Total provision (benefit) for income taxes	$337,000	$(4,485,000)

The Company’s effective tax rates were (0.3)% and 2.3% for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. The reconciliation of income tax attributable to operations computed at U.S. Federal statutory income tax rates of 21% to income tax expense is as follows:

	2023	2022
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	-1.1%	7.3%
Effect of change in valuation allowance	-15.8%	-22.1%
Permanent differences	1.0%	-1.0%
Goodwill impairment	-2.3%	-1.4%
IRC Section 162(m) compensation limitation	0.0%	-0.3%
Excess tax benefit - windfall/(shortfall)	-0.2%	-0.2%
Guarantee loss	-2.9%	-
Other	0.2%	-0.9%
Income tax benefit	-0.1%	2.3%

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2023 and 2022, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

28. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for common stock, consisted of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Warrants	14,179,000	2,000
Convertible preferred stock	8,137,000	-
Convertible notes	1,339,000	-
Stock options	1,000	1,000
Total	23,656,000	3,000

29. SEGMENT AND CUSTOMERS INFORMATION

The Company has eight and seven reportable segments and the holding company as of December 31, 2023 and 2022, respectively; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments and presented in accordance with ASC 280.

Segment information for the year ended December 31, 2023:

	GIGA	TurnOn Green	Fintech	Sentinum	Ault Disruptive	SMC	Energy	ROI	Holding Company	Total
Revenue, product	$37,759,000	$4,201,000	$-	$1,416,000	$-	$31,557,000	$899,000	$305,000	$-	$76,137,000
Revenue, digital currencies mining	-	-	-	33,107,000	-	-	-	-	-	33,107,000
Revenue, lending and trading activities	-	-	(1,998,000)	-	-	-	-	-	-	(1,998,000)
Revenue, crane operations	-	-	-	-	-	-	49,198,000	-	-	49,198,000
Total revenues	$37,759,000	$4,201,000	$(1,998,000)	$34,523,000	$-	$31,557,000	$50,743,000	$305,000	$-	$156,444,000

Depreciation and amortization expense	$1,097,000	$93,000	$-	$18,295,000	$-	$884,000	$4,377,000	$173,000	$2,055,000	$26,974,000

Impairment of goodwill and intangible assets	$4,681,000	$-	$-	$-	$-	$-	$42,880,000	$-	$-	$47,561,000

Impairment of property and equipment	$-	$-	$-	$-	$-	$-	$14,025,000	$4,136,000	$-	$18,161,000

Impairment of mined digital currencies	$-	$-	$-	$489,000	$-	$-	$-	$-	$-	$489,000

Income (loss) from operations	$(12,227,000)	$(4,381,000)	$(3,416,000)	$(2,583,000)	$(1,325,000)	$(6,972,000)	$(51,351,000)	$(44,353,000)	$(27,113,000)	$(153,721,000)

Interest expense	$843,000	$124,000	$-	$221,000	$-	$338,000	$2,344,000	$4,383,000	$28,342,000	$36,595,000

Capital expenditures for the year ended December 31, 2023	$271,000	$145,000	$-	$2,019,000	$-	$383,000	$3,603,000	$479,000	$2,757,000	$9,657,000

Segment identifiable assets as of December 31, 2023	$32,470,000	$4,995,000	$17,027,000	$59,903,000	$2,347,000	$-	$51,254,000	$9,937,000	$31,266,000	208,199,000
Assets of discontinued operations										90,991,000
Total identifiable assets as of December 31, 2023										$299,190,000

Segment information for the year ended December 31, 2022:

	GIGA	TurnOn Green	Fintech	Sentinum	Ault Disruptive	SMC	Energy	Holding Company	Total
Revenue	$30,255,000	$5,522,000	$239,000	$1,105,000	$-	$24,224,000	$216,000	$-	$61,561,000
Revenue, digital currencies mining	-	-	-	16,693,000	-	-	-	-	16,693,000
Revenue, crane operations	-	-	-	-	-	-	2,739,000	-	2,739,000
Revenue, lending and trading activities	-	-	36,644,000	-	-	-	-	-	36,644,000
Total revenues	$30,255,000	$5,522,000	$36,883,000	$17,798,000	$-	$24,224,000	$2,955,000	$-	$117,637,000

Depreciation and amortization expense	$1,713,000	$497,000	$475,000	$12,396,000	$-	$503,000	$281,000	$556,000	$16,421,000

Impairment of goodwill and intangible assets	$9,881,000	-	$-	$-	$-	$3,183,000	$-	$-	$13,064,000

Impairment of property and equipment	$-	$-	$-	$79,556,000	$-	$-	$-	$-	$79,556,000

Impairment of deposit due to vendor bankruptcy filing	$-	$-	$-	$2,000,000	$-	$-	$-	$-	$2,000,000

Impairment of mined digital currencies	$-	$-	$-	$3,099,000	$-	$-	$-	$-	$3,099,000

Income (loss) from operations	$(13,951,000)	$(3,843,000)	$4,430,000	$(91,614,000)	$(1,420,000)	$(4,973,000)	$(546,000)	$(27,560,000)	$(139,477,000)

Interest expense	$745,000	$7,000	$3,000	$233,000	$7,000	$271,000	$1,457,000	$34,619,000	$37,342,000

Capital expenditures for the year ended December 31, 2022	$600,000	$266,000	$17,374,000	$80,799,000	$-	$93,000	$31,000	$142,000	$99,305,000

Segment identifiable assets as of December 31, 2022	$38,520,000	$6,959,000	$82,944,000	$75,731,000	$118,791,000	$27,508,000	$96,255,000	$16,312,000	$463,020,000
Assets of discontinued operations									98,494,000
Total identifiable assets as of December 31, 2022									$561,514,000

30. CONCENTRATIONS OF CREDIT AND REVENUE RISK

2023 Concentrations of Credit and Revenue Risk

Accounts receivable are concentrated with a certain large customer. At December 31, 2023, one Circle 8 customer in North America accounted for 11% of consolidated accounts receivable.

For the year ended December 31, 2023, one customer, a mining pool operator in North America, represented 11% of consolidated revenues.

2022 Concentrations of Credit and Revenue Risk

Accounts receivable are concentrated with a certain large customer. At December 31, 2022, one SMC customer in North America accounted for 14% of consolidated accounts receivable.

For the year ended December 31, 2022, one customer, a mining pool operator in North America, represented 14% of consolidated revenues.

31. SUBSEQUENT EVENTS

2023 Common ATM Offering

During the period between January 1, 2024 through April 16, 2024, the Company sold an aggregate of 25.6 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $14.6 million.

6% Convertible Promissory Notes

On March 11, 2024, the Company entered into a note purchase agreement with two institutional investors pursuant to which the Investors agreed to acquire, and the Company agreed to issue and sell in a registered direct offering to the Investors an aggregate of $2.0 million convertible promissory notes, bearing interest of 6%. The convertible promissory notes were issued at a discount, with net proceeds to the Company of $1.8 million. The convertible promissory notes are scheduled to mature June 12, 2024, the Company has the option to extend the maturity date to September 12, 2024, for which the Company will increase the principal amount of the Notes by 5%. The Notes are convertible into shares of common stock at a conversion price of $0.35 per share.

Additional Closings of Series C Preferred Stock, Related Party

On each of March 7, 2024, March 8, 2024, March 18, 2024 and March 19, 2024 pursuant to the November 2023 SPA entered into with Ault & Company on November 6, 2023, the Company sold to Ault & Company 500 shares of Series C Preferred Stock and Warrants to purchase 147,820 shares of common stock, for a total purchase price of $0.5 million. As of March 19, 2024, Ault & Company has purchased an aggregate of 43,500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase an aggregate of 12,860,312 Warrant Shares, for an aggregate purchase price of $43.5 million. The November 2023 SPA provides that Ault & Company may purchase up to $75.0 million of Series C Convertible Preferred Stock and Series C Warrants in one or more closings.

Amendment to the November 2023 SPA and Series C Designation of Preferences, Rights and Limitations

On March 25, 2024, the November 2023 SPA entered into with Ault & Company was amended to increase the amount of Series C Preferred Stock and Series C Warrants that may be purchase under the agreement from $50.0 million to $75.0 million and an extension of the date to closing the final tranche of the financing to June 30, 2024. On April 3, 2024, the Company filed a Certificate of Increase to the Series C Designation of Preferences, Rights and Limitations to increase the number of authorized shares of Series C Preferred Stock from 50,000 to 75,000.

Ault Lending Investment in Alzamend Series A Convertible Preferred Stock and Warrants

On January 31, 2024, Ault Lending entered into a securities purchase agreement with Alzamend pursuant to which Alzamend agreed to sell Ault Lending up to 6,000 shares of Alzamend Series A convertible preferred stock and warrants to purchase shares of the Alzamend common stock. The Agreement provides that Ault Lending may purchase up to $6 million of Alzamend Series A Convertible Preferred Stock in one or more closings.

On January 31, 2024, Alzamend sold 1,220 shares of its Series A convertible preferred stock and warrants to purchase 1.2 million shares of its common stock to Ault Lending, for a total purchase price of $1.2 million. On March 26, 2024, Alzamend sold an additional 780 shares of its Series A convertible preferred stock and warrants to purchase 0.8 million shares of its common stock to Ault Lending, for a total purchase price of $0.8 million.

Amendment to the Loan Agreement

On April 15, 2024, the Loan Agreement was amended to extend the deadline, from the four-month anniversary to the five-month anniversary of the closing date of the Loans, by which the Company is required to have the minimum balance in the Segregated Account be not less than $7 million.

Final Distribution of TurnOnGreen Securities Announced

The Company established a record date of April 15, 2024 for its final distribution of TurnOnGreen securities. Stockholders as of this date are entitled to 0.83 shares of TurnOnGreen common stock and warrants to purchase 0.83 shares of TurnOnGreen common stock for every share of the Company’s common stock they held on the record date. The Company will distribute 25.0 million TurnOnGreen securities in the final distribution.

