Form 10-Q
period 2024-03-31
Ault Alliance, Inc.
filed 2024-05-20
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number 1-12711

AULT ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Parkway, Suite 240

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

At May 19, 2024, the registrant had outstanding 30,065,339 shares of Class A common stock.

AULT ALLIANCE, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,430,000	$8,626,000
Restricted cash	5,463,000	4,966,000
Marketable equity securities	9,426,000	27,000
Accounts receivable, net	11,579,000	10,839,000
Inventories	7,599,000	8,384,000
Investment in promissory notes and other, related party	-	3,968,000
Loans receivable, current	1,364,000	1,234,000
Prepaid expenses and other current assets	8,035,000	9,450,000
Current assets of discontinued operations	91,872,000	90,991,000
TOTAL CURRENT ASSETS	144,768,000	138,485,000

Cash and marketable securities held in trust account	794,000	2,200,000
Intangible assets, net	5,482,000	5,754,000
Goodwill	6,010,000	6,088,000
Property and equipment, net	103,989,000	108,829,000
Right-of-use assets	7,211,000	6,315,000
Investments in common stock and equity securities, related party	2,768,000	679,000
Investments in other equity securities	20,077,000	21,767,000
Other assets	8,678,000	9,073,000
TOTAL ASSETS	$299,777,000	$299,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$61,759,000	$66,443,000
Operating lease liability, current	2,385,000	2,119,000
Notes payable, current	12,370,000	12,866,000
Notes payable, related party, current	293,000	2,375,000
Convertible notes payable, current	11,131,000	11,763,000
Guarantee liability	38,900,000	38,900,000
Current liabilities of discontinued operations	71,405,000	70,361,000
TOTAL CURRENT LIABILITIES	198,243,000	204,827,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	March 31,	December 31,
	2024	2023
LONG TERM LIABILITIES
Operating lease liability, non-current	5,514,000	4,402,000
Notes payable, non-current	17,314,000	18,158,000
Convertible notes payable, non-current	9,453,000	9,453,000
Deferred underwriting commissions of Ault Disruptive Technologies Corporation (“Ault Disruptive”) subsidiary	3,450,000	3,450,000
TOTAL LIABILITIES	233,974,000	240,290,000

COMMITMENTS AND CONTINGENCIES

Redeemable non-controlling interests in equity of subsidiaries	784,000	2,224,000

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at March 31, 2024 and December 31, 2023 (liquidation preference of $176,000 as of March 31, 2024 and December 31, 2023)	-	-
Series C Convertible Preferred Stock, $1,000 stated value per share, share, $0.001 par value – 50,000 shares authorized; 43,500 and 41,500 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (liquidation preference of $43,500,000 and $41,500,000 at March 31, 2024 and December 31, 2023, respectively)	-	-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; 323,835 and 425,197 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (liquidation preference of $8,096,000 as of March 31, 2024 and December 31, 2023)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 30,065,339 and 4,483,459 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	30,000	4,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	656,587,000	644,852,000
Accumulated deficit	(565,035,000)	(567,469,000)
Accumulated other comprehensive loss	(2,061,000)	(2,097,000)
Treasury stock, at cost	(30,571,000)	(30,571,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	58,950,000	44,719,000

Non-controlling interest	6,069,000	11,957,000

TOTAL STOCKHOLDERS’ EQUITY	65,019,000	56,676,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,777,000	$299,190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$11,468,000	$13,889,000
Revenue, digital assets mining	11,447,000	7,347,000
Revenue, crane operations	12,918,000	12,646,000
Revenue, lending and trading activities	9,099,000	(4,939,000)
Total revenue	44,932,000	28,943,000
Cost of revenue, products	9,164,000	9,787,000
Cost of revenue, digital assets mining	8,544,000	8,103,000
Cost of revenue, crane operations	7,715,000	7,388,000
Cost of revenue, lending and trading activities	-	1,180,000
Total cost of revenue	25,423,000	26,458,000
Gross profit	19,509,000	2,485,000
Operating expenses
Research and development	1,072,000	1,842,000
Selling and marketing	4,660,000	8,796,000
General and administrative	13,380,000	21,571,000
Impairment of mined digital assets	-	139,000
Total operating expenses	19,112,000	32,348,000
Income (loss) from operations	397,000	(29,863,000)
Other income (expense):
Interest and other income	583,000	1,197,000
Interest expense	(4,900,000)	(12,100,000)
Gain on conversion of investment in equity securities to marketable equity securities	17,900,000	-
Gain (loss) on extinguishment of debt	1,405,000	(63,000)
Loss from investment in unconsolidated entity	(667,000)	-
Impairment of equity securities	-	(9,555,000)
Provision for loan losses, related party	(3,068,000)	-
Gain on the sale of fixed assets	68,000	4,515,000
Total other income (expense), net	11,321,000	(16,006,000)
Income (loss) before income taxes	11,718,000	(45,869,000)
Income tax benefit	(44,000)	(263,000)
Net income (loss) from continuing operations	11,762,000	(45,606,000)
Net loss from discontinued operations	(1,801,000)	(3,223,000)
Net income (loss)	9,961,000	(48,829,000)
Net (income) loss attributable to non-controlling interest	(6,244,000)	183,000
Net income (loss) attributable to Ault Alliance, Inc.	3,717,000	(48,646,000)
Preferred dividends	(1,260,000)	(229,000)
Net income (loss) available to common stockholders	$2,457,000	$(48,875,000)

Basic net income (loss) per common share:
Continuing operations	$0.26	$(971.32)
Discontinued operations	(0.11)	(68.57)
Basic net income (loss) per common share	$0.15	$(1,039.89)

Diluted net income (loss) per common share:
Continuing operations	$0.14	$(971.32)
Discontinued operations	(0.05)	(68.57)
Diluted net income (loss) per common share	$0.09	$(1,039.89)

Weighted average common shares outstanding:
Basic	16,116,000	47,000
Diluted	36,493,000	47,000

Comprehensive income (loss)
Net income (loss) available to common stockholders	$2,457,000	$(48,875,000)
Foreign currency translation adjustment	36,000	170,000
Other comprehensive income	36,000	170,000
Total comprehensive income (loss)	$2,493,000	$(48,705,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2024

	Preferred Stock									Additional		Other	Non-		Total
	Series A		Series C			Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares		Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2024	7,040	$-	41,500	-	$-	425,197	$-	4,483,459	$4,000	$644,852,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000
Issuance of Series C preferred stock, related party	-	-	2,000		-	-	-	-	-	1,818,000	-	-	-	-	1,818,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-		-	-	-	-	-	182,000	-	-	-	-	182,000
Stock-based compensation										577,000	-	-	-	-	577,000
Issuance of Class A common stock for cash	-	-	-		-	-	-	25,609,079	26,000	14,573,000	-	-	-	-	14,599,000
Financing cost in connection with sales of Class A common stock	-	-	-		-	-	-	-	-	(513,000)	-	-	-	-	(513,000)
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-		-	-	-	-	-	-	(23,000)	-	-	-	(23,000)
Sale of subsidiary stock to non-controlling interests	-	-	-		-	-	-	-	-	-	-	-	1,485,000	-	1,469,000
Distribution to Circle 8 Crane Services, LLC (“Circle 8”) non-controlling interest	-	-	-		-	-	-	-	-	-	-	-	(170,000)	-	(170,000)
Conversion of RiskOn International, Inc. (“ROI”) convertible note	-	-	-		-	-	-	-	-	-	-	-	863,000	-	863,000
Net income	-	-	-	-	-	-	-	-	-	-	3,717,000	-	-	-	3,717,000
Series A preferred dividends ($0.63 per share)											(4,000)				(4,000)
Series C preferred dividends ($25.53 per share)											(992,000)				(992,000)
Series D preferred dividends ($0.81 per share)											(264,000)				(264,000)
Foreign currency translation adjustments	-	-	-		-	-	-	-	-	-	-	36,000	-	-	36,000
Net income attributable to non-controlling interest	-	-	-		-	-	-	-	-	-	-	-	6,244,000	-	6,244,000
Distribution of securities of TurnOnGreen, Inc. (“TurnOnGreen”) to Ault Alliance Class A common stockholders ($2.02 per share)	-	-	-		-	-	-	-	-	(4,900,000)	-	-	4,900,000	-	-
Distribution of ROI investment in White River Energy Corp (“White River”) to ROI stockholders	-	-	-		-	-	-	-	-	-	-	-	(19,210,000)	-	(19,210,000)
Other	-	-	-		-	(101,362)	-	(27,199)	-	(2,000)	-	-	-	-	(2,000)
BALANCES, March 31, 2024	7,040	$-	43,500	-	$-	323,835	$-	30,065,339	$30,000	$656,587,000	$(565,035,000)	$(2,061,000)	$6,069,000	$(30,571,000)	$65,019,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2023

											Accumulated
	Preferred Stock								Additional		Other	Non-		Total
	Series A		Series B		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2023	7,040	$-	125,000	$-	172,838	$-	50,966	$-	$565,905,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000
Issuance of Class A common stock for restricted stock awards	-	-	-	-	-	-	199	-	-	-	-	-	-	-
Preferred stock issued for cash	-	-	-	-	90,184	-	-	-	2,255,000	-	-	-	-	2,255,000
Preferred stock offering costs	-	-	-	-	-	-	-	-	(1,079,000)	-	-	-	-	(1,079,000)
Stock-based compensation	-	-	-	-	-	-	-	-	3,931,000	-	-	617,000	-	4,548,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	4,268	-	4,158,000	-	-	-	-	4,157,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	(105,000)	-	-	-	-	(105,000)
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	-	-	-	-	(679,000)	-	-	-	(679,000)
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	11,000	-	-	(22,000)	-	(11,000)
Non-controlling position at ROI subsidiary acquired	-	-	-	-	-	-	-	-	-	-	-	6,357,000	-	6,357,000
Purchase of treasury stock - Ault Alpha, LP	-	-	-	-	-	-	-	-	-	-	-	-	(197,000)	(197,000)
Net loss	-	-	-	-	-	-	-	-	-	(48,645,000)	-	-	-	(48,645,000)
Series A preferred dividends ($0.63 per share)	-	-	-	-	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-	-	-	-	-	-	(162,000)	-	-	-	(162,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	170,000	-	-	170,000
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(183,000)	-	(183,000)
Other	-	-	-	-	-	-	-	-	(2,000)	(65,000)	(1,000)	-	-	(68,000)
BALANCES, March 31, 2023	7,040	$-	125,000	$-	263,022	$-	55,433	$-	$575,074,000.00	$(378,633,000)	$(931,000)	$24,265,000	$(29,432,000)	$190,343,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$9,961,000	$(48,829,000)
Net loss from discontinued operations	(1,801,000)	(3,223,000)
Net income (loss) from continuing operations	11,762,000	(45,606,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,935,000	5,325,000
Amortization of debt discount	3,653,000	10,302,000
Amortization of right-of-use assets	583,000	877,000
Stock-based compensation	577,000	4,548,000
Gain on the sale of fixed assets	(68,000)	(4,515,000)
Impairment of equity securities	-	11,555,000
Impairment of digital assets	-	139,000
Realized gain on the sale of digital assets	(738,000)	(250,000)
Revenue, digital assets mining	(8,862,000)	(7,347,000)
Realized gains on sale of marketable securities	-	3,627,000
Gain on conversion of investment in equity securities to marketable equity securities	(17,900,000)	-
Unrealized gains on marketable securities	(8,899,000)	(1,908,000)
Unrealized (gains) losses on investments in common stock, related parties	(84,000)	1,598,000
Income from cash held in trust	(21,000)	-
Provision for loan losses	-	1,180,000
Provision for loan losses, related party	3,068,000	-
(Gain) loss on extinguishment of debt	(1,405,000)	63,000
Other	(1,196,000)	(83,000)
Changes in operating assets and liabilities:
Proceeds from the sale of digital assets	8,634,000	7,780,000
Marketable equity securities	-	21,986,000
Accounts receivable	(995,000)	5,030,000
Inventories	775,000	1,936,000
Prepaid expenses and other current assets	1,041,000	(687,000)
Other assets	395,000	(490,000)
Accounts payable and accrued expenses	(4,385,000)	(3,801,000)
Lease liabilities	(348,000)	(910,000)
Net cash (used in) provided by operating activities from continuing operations	(8,478,000)	10,349,000
Net cash used in operating activities from discontinued operations	(1,738,000)	(2,646,000)
Net cash (used in) provided by operating activities	(10,216,000)	7,703,000
Cash flows from investing activities:
Purchase of property and equipment	(882,000)	(4,308,000)
Investments in loans receivable	(134,000)	(181,000)
Investments in non-marketable equity securities	(120,000)	(102,000)
Proceeds from the sale of fixed assets	-	4,515,000
Other	(5,000)	22,000
Net cash used in investing activities from continuing operations	(1,141,000)	(54,000)
Net cash used in investing activities from discontinued operations	(589,000)	(2,713,000)
Net cash used in investing activities	(1,730,000)	(2,767,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$14,599,000	$4,158,000
Financing cost in connection with sales of Class A common stock	(513,000)	(105,000)
Proceeds from sales of Series D preferred stock	-	2,255,000
Financing cost in connection with sales of Series D preferred stock	-	(1,079,000)
Proceeds from sales of Series C preferred stock and warrants to purchase Class A common stock, related party	2,000,000	-
Proceeds from subsidiaries’ sale of stock to non-controlling interests	1,485,000	-
Distribution to Circle 8 non-controlling interest	(170,000)	-
Proceeds from notes payable	2,311,000	2,500,000
Repayment of margin accounts	-	(767,000)
Payments on notes payable	(5,155,000)	(19,651,000)
Payments on convertible notes payable, related party	(188,000)	-
Payments on notes payable, related party	(1,894,000)	-
Payments of preferred dividends	(1,260,000)	(229,000)
Purchase of treasury stock	-	(197,000)
Proceeds from sales of convertible notes	1,800,000	2,680,000
Payments on convertible notes	(1,030,000)	(160,000)
Net cash provided by (used in) financing activities from continuing operations	11,985,000	(10,595,000)
Net cash provided by financing activities from discontinued operations	1,056,000	2,498,000
Net cash provided by (used in) financing activities	13,041,000	(8,097,000)

Effect of exchange rate changes on cash and cash equivalents	574,000	177,000
Discontinued operations cash contributions from parent	1,639,000	81,000

Net increase (decrease) in cash and cash equivalents and restricted cash - continuing operations	1,301,000	(203,000)
Net increase (decrease) in cash and cash equivalents and restricted cash - discontinued operations	368,000	(2,781,000)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,669,000	(2,984,000)

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	13,592,000	8,674,000
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	1,776,000	5,381,000
Cash and cash equivalents and restricted cash at beginning of period	15,368,000	14,055,000

Cash and cash equivalents and restricted cash at end of period	17,037,000	11,071,000
Less cash and cash equivalents and restricted cash of discontinued operations at end of period	(2,144,000)	(2,601,000)
Cash and cash equivalents and restricted cash of continued operations at end of period	$14,893,000	$8,470,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest - continuing operations	$1,945,000	$2,990,000
Cash paid during the period for interest - discontinued operations	$2,023,000	$1,668,000

Non-cash investing and financing activities:
Settlement of accounts payable with digital assets	$8,000	$-
Settlement of interest payable with digital assets	$142,000	$-
Settlement of note payable with digital assets	$506,000	$-
Conversion of convertible notes payable, related party into shares of Class A common stock	$-	$400,000
Conversion of debt and equity securities to marketable securities	$1,810,000	$13,340,000
Conversion of loans receivable to marketable securities	$-	$5,430,000
Exchange of related party advances for investment in other equity securities, related party	$2,000,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$1,725,000	$-
Remeasurement of Ault Disruptive temporary equity	$23,000	$679,000
Dividend of ROI investment in White River to ROI shareholders	$19,210,000	$-
Redeemable non-controlling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$1,463,000	$-
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$4,900,000	$-
Debt discount from accrued lender profit participation rights	$-	$8,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Ault Alliance, Inc., a Delaware corporation (“Ault Alliance” or the “Company”) is a diversified holding company pursuing growth by acquiring and developing undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin and offers colocation and hosting services for the emerging artificial intelligence ecosystems and other industries, and provides mission-critical products that support a diverse range of industries, including metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

The Company has the following seven reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations, advanced textiles processing and oil exploration;

•	Technology and Finance (“Fintech”) – commercial lending, activist investing, and stock trading;

•	Sentinum, Inc. (“Sentinum”) – digital assets mining operations and colocation and hosting services for the emerging artificial intelligence ecosystems and other industries;

•	Gresham Worldwide, Inc., formerly known as Giga-tronics Incorporated (“GIGA”) – defense industry;

•	TurnOnGreen – commercial electronics solutions;

•	ROI – immersive metaverse platform, media, and digital learning; and

•	Ault Disruptive – a special purpose acquisition company.

2. LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2024, the Company had cash and cash equivalents of $9.4 million, negative working capital of $53.5 million and a history of net operating losses. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

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

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of March 31, 2024, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities as well as digital assets, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back or cease its operations altogether.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited 2023 financial statements contained in the above referenced 2023 Annual Report. Results of the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2023 Annual Report.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Recently Issued Accounting Standards

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

Presentation of Ault Global Real Estate Equities, Inc. (“AGREE”) Operations

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

As of March 31, 2024 and December 31, 2023, the Company has classified the total assets and total liabilities associated with AGREE as current in the consolidated balance sheets.

The following table presents the assets and liabilities of AGREE operations:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$1,285,000	$1,080,000
Restricted cash	859,000	697,000
Accounts receivable	204,000	247,000
Inventories	59,000	50,000
Property and equipment, net - current	89,114,000	88,525,000
Prepaid expenses and other current assets	351,000	392,000
Total current assets	91,872,000	90,991,000

Property and equipment, net	-	-
Total assets	91,872,000	90,991,000
Accounts payable and accrued expenses	2,985,000	3,099,000
Notes payable, current	68,420,000	67,262,000
Total current liabilities	71,405,000	70,361,000

Total liabilities	71,405,000	70,361,000
Net assets of discontinued operations	$20,467,000	$20,630,000

A disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. No impairment was recognized up reclassification of the disposal group as assets and liabilities held for sale.

The following table presents the results of AGREE operations:

	For the Three Months Ended
	March 31,
	2024	2023
Revenue, hotel and real estate operations	$3,006,000	$2,243,000
Cost of revenue, hotel operations	2,817,000	2,688,000
Gross profit	189,000	(445,000)
General and administrative	407,000	1,110,000
Total operating expenses	407,000	1,110,000
Loss from operations	(218,000)	(1,555,000)
Interest expense	(1,583,000)	(1,668,000)
Net loss from discontinued operations	$(1,801,000)	$(3,223,000)

The cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,801,000)	$(3,223,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	-	838,000
Amortization of debt discount	101,000	98,000
Changes in operating assets and liabilities:
Accounts receivable	43,000	114,000
Inventories	(9,000)	(12,000)
Prepaid expenses and other current assets	41,000	(32,000)
Accounts payable and accrued expenses	(113,000)	(429,000)
Net cash used in operating activities	(1,738,000)	(2,646,000)
Cash flows from investing activities:
Purchase of property and equipment	(589,000)	(2,713,000)
Net cash used in investing activities	(589,000)	(2,713,000)
Cash flows from financing activities:
Proceeds from notes payable	1,056,000	2,498,000
Cash contributions from parent	1,639,000	81,000
Net cash provided by financing activities	2,695,000	2,579,000
Net increase (decrease) in cash and cash equivalents and restricted cash	368,000	(2,780,000)

Cash and cash equivalents and restricted cash at beginning of period	1,776,000	5,381,000

Cash and cash equivalents and restricted cash at end of period	$2,144,000	$2,601,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,583,000	$1,668,000

Change in Plan of Sale of AGREE Hotel Properties

On April 30, 2024, the Company had a change in plan of sale for its four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets will no longer meet the held for sale criteria and will be required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the subsequent decision not to sell.

5. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three months ended March 31, 2024 and 2023. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the three months ended March 31, 2024 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOnGreen	Fintech	Sentinum	Energy	ROI	Holding Company	Total
Primary Geographical Markets
North America	$2,065,000	$1,157,000	$-	$11,749,000	$12,918,000	$28,000	$301,000	$28,218,000
Europe	2,511,000	4,000	-	-	39,000	-	-	2,554,000
Middle East and other	4,997,000	64,000	-	-	-	-	-	5,061,000
Revenue from contracts with customers	9,573,000	1,225,000	-	11,749,000	12,957,000	28,000	301,000	35,833,000
Revenue, lending and trading activities (North America)	-	-	9,099,000	-	-	-	-	9,099,000
Total revenue	$9,573,000	$1,225,000	$9,099,000	$11,749,000	$12,957,000	$28,000	$301,000	$44,932,000

Major Goods or Services
Radio frequency/microwave filters	$2,091,000	$-	$-	$-	$-	$-	$-	$2,091,000
Power supply units and systems	2,260,000	1,225,000	-	-	-	-	-	3,485,000
Healthcare diagnostic systems	531,000	-	-	-	-	-	-	531,000
Defense systems	4,691,000	-	-	-	-	-	-	4,691,000
Digital assets mining	-	-	-	11,447,000	-	-	-	11,447,000
Crane rental	-	-	-	-	12,918,000	-	-	12,918,000
Other	-	-	-	302,000	39,000	28,000	301,000	670,000
Revenue from contracts with customers	9,573,000	1,225,000	-	11,749,000	12,957,000	28,000	301,000	35,833,000
Revenue, lending and trading activities	-	-	9,099,000	-	-	-	-	9,099,000
Total revenue	$9,573,000	$1,225,000	$9,099,000	$11,749,000	$12,957,000	$28,000	$301,000	$44,932,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,762,000	$10,000	$-	$11,749,000	$39,000	$28,000	$301,000	$16,889,000
Services transferred over time	4,811,000	1,215,000	-	-	12,918,000	-	-	18,944,000
Revenue from contracts with customers	$9,573,000	$1,225,000	$-	$11,749,000	$12,957,000	$28,000	$301,000	$35,833,000

The Company’s disaggregated revenues consisted of the following for the three months ended March 31, 2023 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOnGreen	Fintech	Sentinum	The Singing Machine Company, Inc. (“SMC”)	Energy	Total
Primary Geographical Markets
North America	$2,334,000	$785,000	$-	$7,805,000	$3,383,000	$13,085,000	$27,392,000
Europe	2,441,000	4,000	-	-	-	25,000	2,470,000
Middle East and other	3,933,000	87,000	-	-	-	-	4,020,000
Revenue from contracts with customers	8,708,000	876,000	-	7,805,000	3,383,000	13,110,000	33,882,000
Revenue, lending and trading activities (North America)	-	-	(4,939,000)	-	-	-	(4,939,000)
Total revenue	$8,708,000	$876,000	$(4,939,000)	$7,805,000	$3,383,000	$13,110,000	$28,943,000

Major Goods or Services
Radio frequency/microwave filters	$1,792,000	$-	$-	$-	$-	$-	$1,792,000
Power supply units and systems	3,114,000	876,000	-	-	-	-	3,990,000
Healthcare diagnostic systems	1,137,000	-	-	-	-	-	1,137,000
Defense systems	2,665,000	-	-	-	-	-	2,665,000
Digital assets mining	-	-	-	7,347,000	-	-	7,347,000
Karaoke machines and related consumer goods	-	-	-	-	3,383,000	-	3,383,000
Crane rental	-	-	-	-	-	12,646,000	12,646,000
Other	-	-	-	458,000	-	464,000	922,000
Revenue from contracts with customers	8,708,000	876,000	-	7,805,000	3,383,000	13,110,000	33,882,000
Revenue, lending and trading activities	-	-	(4,939,000)	-	-	-	(4,939,000)
Total revenue	$8,708,000	$876,000	$(4,939,000)	$7,805,000	$3,383,000	$13,110,000	$28,943,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,406,000	$873,000	$-	$7,805,000	$3,383,000	$464,000	$17,931,000
Services transferred over time	3,302,000	3,000	-	-	-	12,646,000	15,951,000
Revenue from contracts with customers	$8,708,000	$876,000	$-	$7,805,000	$3,383,000	$13,110,000	$33,882,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	$768,000	$768,000	$-	$-
Investments in marketable equity securities	9,426,000	9,426,000	-	-
Cash and marketable securities held in trust account	794,000	794,000	-	-
Total assets measured at fair value	$10,988,000	$10,988,000	$-	$-

Liabilities:
Warrant and embedded conversion feature liabilities	$715,000	$-	$-	$715,000
Convertible promissory notes	21,180,000	-	-	21,180,000
Total liabilities measured at fair value	$21,895,000	$-	$-	$21,895,000

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend	$679,000	$679,000	$-	$-
Investments in marketable equity securities	27,000	27,000	-	-
Cash and marketable securities held in trust account	2,200,000	2,200,000	-	-
Total assets measured at fair value	$2,906,000	$2,906,000	$-	$-

Liabilities:
Warrant and embedded conversion feature liabilities	$1,742,000	$-	$-	$1,742,000
Convertible promissory notes	22,485,000	-	-	22,485,000
Total liabilities measured at fair value	$24,227,000	$-	$-	$24,227,000

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

Equity Investments for Which Measurement Alternative Has Been Selected

As of March 31, 2024 and December 31, 2023, the Company held equity investments in other securities valued at $20.6 million and $21.8 million, respectively, that were valued using a measurement alternative. These investments are included in other equity securities in the accompanying consolidated balance sheets.

The Company has made cumulative downward adjustments for impairments for equity securities that do not have readily determinable fair values for the three months ended March 31, 2024 and 2023, totaling $0 and $11.6 million, respectively. Approximately $9.6 million of the prior year adjustments are reflected in other income (expense) and $2.0 million of these adjustments related to Fintech lending operations and have been recorded against revenue from lending and trading activities on the condensed consolidated statement of operations and comprehensive loss.

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2024 and 2023 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Purchases, Sales and Settlements	Transfer in and/or out of Level 3	Level 3 Balance at End of Period
Three months ended March 31, 2024
Warrant and embedded conversion feature liabilities	$1,742,000	$(1,027,000)	$-	$-	$715,000
Convertible promissory notes	22,485,000	-	770,000	(2,075,000)	21,180,000

Three months ended March 31, 2023
Warrant and embedded conversion feature liabilities	$2,967,000	$(1,311,000)	$1,530,000	$-	$3,186,000
Series E, F and G preferred stock liabilities		-	8,500,000	-	8,500,000
Convertible promissory notes	10,571,000	-	2,205,000	-	12,776,000

7. Marketable EQUITY Securities

Marketable equity securities with readily determinable market prices consisted of the following as of March 31, 2024 and December 31, 2023:

	Marketable equity securities at March 31, 2024
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$5,581,000	$8,910,000	$(5,065,000)	$9,426,000

	Marketable equity securities at December 31, 2023
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$5,119,000	$12,000	$(5,104,000)	$27,000

The Company’s investment in marketable equity securities is revalued on each balance sheet date.

8. DIGITAL ASSETS

The following table presents revenue from mined digital assets for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Revenue from mined digital assets at Sentinum owned and operated facilities	$8,862,000	$7,347,000
Revenue from Sentinum mining equipment hosted at third-party facilities	2,585,000	-
Revenue, digital assets mining	$11,447,000	$7,347,000

The following table presents the activities of the digital assets (included in prepaid expenses and other current assets) for the three months ended March 31, 2024 and 2023:

Digital Assets
Balance at January 1, 2024	$546,000
Additions of mined digital assets	8,862,000
Payments to vendors	(8,000)
Sale of digital assets	(8,634,000)
Payment of notes payable with digital assets	(506,000)
Payment of interest payable with digital assets	(142,000)
Realized gain on sale of digital assets	738,000
Unrealized gain on digital assets	43,000
Balance at March 31, 2024	$899,000

Digital Assets
Balance at January 1, 2023	$554,000
Additions of mined digital assets	7,347,000
Payments to vendors	(139,000)
Sale of digital assets	(7,780,000)
Realized gain on sale of digital assets	250,000
Balance at March 31, 2023	$232,000

9. PROPERTY AND EQUIPMENT, NET

At March 31, 2024 and December 31, 2023, property and equipment consisted of:

	March 31, 2024	December 31, 2023
Building, land and improvements	$16,161,000	$15,752,000
Digital assets mining equipment	50,640,000	50,640,000
Crane rental equipment	34,228,000	34,469,000
Computer, software and related equipment	14,885,000	14,335,000
Aircraft	15,983,000	15,983,000
Other property and equipment	8,751,000	8,603,000
	140,648,000	139,782,000
Accumulated depreciation and amortization	(36,659,000)	(30,953,000)
Property and equipment, net	$103,989,000	$108,829,000

Summary of depreciation expense:

	For the Three Months Ended
	March 31,
	2024	2023
Depreciation expense	$5,778,000	$5,072,000

10. INTANGIBLE ASSETS, NET

At March 31, 2024 and December 31, 2023, intangible assets consisted of:

	Useful Life	March 31, 2024	December 31, 2023
Definite lived intangible assets:
Developed technology	3-8 years	$1,807,000	$1,949,000
Customer list	8-10 years	3,567,000	3,596,000
Trade names	5-10 years	1,030,000	1,030,000
Domain name and other intangible assets	5 years	603,000	612,000
		7,007,000	7,187,000
Accumulated amortization		(1,998,000)	(1,910,000)
Total definite-lived intangible assets		$5,009,000	$5,277,000

Indefinite lived intangible assets:
Trade name and trademark	Indefinite life	473,000	477,000
Total intangible assets, net		$5,482,000	$5,754,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

	For the Three Months Ended
	March 31,
	2024	2023
Amortization expense	$157,000	$253,000

As of March 31, 2024, intangible assets subject to amortization have an average remaining useful life of 9.5 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2024 (remainder)	$628,000
2025	704,000
2026	704,000
2027	704,000
2028	693,000
2029	473,000
Thereafter	1,103,000
$5,009,000

11. GOODWILL

The following table summarizes the changes in the Company’s goodwill for the three months ended March 31, 2024:

Goodwill
Balance as of January 1, 2024	$6,088,000
Effect of exchange rate changes	(78,000)
Balance as of March 31, 2024	$6,010,000

12. INVESTMENTS – RELATED PARTIES

Investments in Alzamend and Ault & Company, Inc. (“Ault & Company”) at March 31, 2024 and December 31, 2023, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company

	Interest	Due	March 31,	December 31,
	Rate	Date	2024	2023
Promissory note, related party	8%	Dec. 31, 2024	$-	$2,500,000
Accrued interest receivable Ault & Company			-	568,000
Other - Alzamend			-	900,000
Total investment in promissory notes and other, related parties			$-	$3,968,000

Summary of interest income, related party, recorded within interest and other income on the condensed consolidated statement of operations:

	For the Three Months Ended
	March 31,
	2024	2023
Interest income, related party	$-	$50,000

During the quarter ended March 31, 2023, due to uncertainties surrounding collection, the Company recorded a loan loss reserve of $3.1 million related to the promissory note from Ault & Company, reversed the related accrued receivable and did not record interest income on the note.

Investment in Common Stock, Related Parties – Alzamend

	Investments in common stock, related parties at March 31, 2024
	Cost	Gross unrealized losses	Fair value
Common shares	$24,694,000	$(23,926,000)	$768,000

	Investments in common stock, related parties at December 31, 2023
	Cost	Gross unrealized losses	Fair value
Common shares	$24,688,000	$(24,009,000)	$679,000

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Balance at January 1	$679,000	$6,449,000
Investment in common stock of Alzamend	5,000	5,000
Unrealized gain (loss) in common stock of Alzamend	84,000	(1,598,000)
Balance at March 31	$768,000	$4,856,000

Ault Lending, LLC (“Ault Lending”) Investment in Alzamend Series B Convertible Preferred Stock and Warrants

	March 31,	December 31,
	2024	2023
Investment in Alzamend preferred stock	$2,000,000	$-
Total investment in other investments securities, related party	$2,000,000	$-

In connection with a securities purchase agreement entered into with Alzamend in January 2024, the Company purchased 2,000 shares of Alzamend Series B Convertible Preferred Stock and warrants to purchase 2.0 million shares of Alzamend common stock with a five-year term and an exercise price of $1.20 per share for a total purchase price of $2.0 million.

The Agreement provides that Ault Lending may purchase up to $6 million of Alzamend Series B Convertible Preferred Stock in one or more closings.

The Company has elected to account for investment in other investments securities, related party, using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments.

Messrs. Ault, Horne and Nisser are each paid $50,000 annually by Alzamend.

13. EQUITY METHOD INVESTMENT

Equity Investments in Unconsolidated Entity – SMC

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, SMC, included in other assets on the condensed consolidated balance sheet, during the three months ended March 31, 2024:

Rollforward investment in unconsolidated entity	Amount
Beginning balance - January 1, 2024	$1,957,000
Loss from investment in unconsolidated entity	(667,000)
Ending balance - March 31, 2024	$1,290,000

The following table provides summarized financial information for the Company’s ownership interest in SMC accounted for under the equity method and has been compiled from SMC’s financial statements. Amounts presented represent totals at the investee level and not the Company’s proportionate share:

Summarized Statements of Operations

For the Three Months Ended
March 31,
2024
Revenue	$2,426,000
Gross profit	$502,000
Loss from operations	$(2,287,000)
Net loss	$(2,368,000)

Summarized Balance Sheet Information

	March 31,	December 31,
	2024	2023
Current assets	$15,532,000	$23,206,000
Non-current assets	$4,372,000	$4,509,000
Current liabilities	$10,645,000	$16,209,000
Non-current liabilities	$4,029,000	$3,928,000

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at March 31, 2024 and December 31, 2023 consisted of:

	March 31,	December 31,
	2024	2023
Accounts payable	$25,517,000	$32,592,000
Accrued payroll and payroll taxes	10,520,000	9,779,000
Financial instrument liabilities	560,000	832,000
Interest payable	4,534,000	4,197,000
Accrued legal	2,399,000	2,340,000
Contract liabilities	1,820,000	1,621,000
Other accrued expenses	16,409,000	15,082,000
	$61,759,000	$66,443,000

15. DIVIDEND PAYABLE IN TURNONGREEN COMMON STOCK

In March 2024, the Company, in connection with a planned distribution of its common stock holdings of TurnOnGreen, announced the distribution to its stockholders 25.0 million shares of TurnOnGreen common stock and warrants to purchase 25.0 million shares of TurnOnGreen common stock, which resulted in an adjustment to additional paid in capital and increase to non-controlling interest of $4.9 million based on the recorded value of the Company’s holdings in TurnOnGreen at the record date of the distribution.

16. ROI TRANSFERS OF WHITE RIVER COMMON STOCK

In January 2024, ROI announced that it had concluded that, for regulatory reasons, ROI would be unable to effect the distribution of its shares of common stock of White River as contemplated by a registration statement previously filed by White River. In an effort to attempt to fulfill its original intent to transfer the shares to ROI shareholders of record as of September 30, 2022, ROI would send such shareholders an agreement whereby qualified shareholders can demonstrate to ROI’s satisfaction that they in fact were beneficial shareholders of ROI’s common or preferred stock as of September 30, 2022 and affirm that they are “accredited investors” by July 26, 2024.

During the quarter ended March 31, 2024, ROI transferred 6.7 million shares of White River common stock with a fair value of $19.2 million at the date of transfer to certain of its accredited investors to resolve the matters discussed above.

In conjunction with the transfers to non-controlling interests, ROI converted a portion of their White River’s Series A Convertible Preferred Stock into common stock and recorded a non-cash $17.9 million gain on conversion.

Ault Lending Transfer

On February 14, 2024, ROI transferred 2.5 million shares of White River common stock with a carryover basis of $0.5 million at the date of transfer to Ault Lending. As of March 31, 2024, the 2.5 million shares of White River common stock held by Ault Lending had a fair value of $9.4 million and Ault Lending recorded an unrealized gain of $8.9 million during the quarter ended March 31, 2024 included in revenue from lending and trading activities.

17. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF SUBSIDIARY LIABILITY

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. As of March 31, 2024, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $0.8 million. During the three months ended March 31, 2024, shares of Ault Disruptive common stock were redeemed for an aggregate redemption amount of $1.4 million.

The following table summarizes the changes in the Company’s redeemable noncontrolling interests in equity of subsidiaries during the three months ended March 31, 2024:

Redeemable noncontrolling interests in equity of subsidiaries as of January 1, 2024	$2,224,000
Redemption of ADRT common stock	(1,463,000)
Remeasurement of carrying value to redemption value	23,000
Redeemable noncontrolling interests in equity of subsidiaries as of March 31, 2024	$784,000

18. NOTES PAYABLE

Notes payable at March 31, 2024 and December 31, 2023, were comprised of the following:

	Collateral	Guarantors	Interest rate	Due date	March 31, 2024	December 31, 2023
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $30.7 million	-	8.4%	December 16, 2025	$15,467,000	$15,907,000
16% promissory note (in default at December 31, 2023)	-	Ault & Company and Milton C. Ault, III	16.0%	June 15, 2024	4,072,000	2,572,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $3.8 million	-	6.6%	April 15, 2024 through November 15, 2026	4,739,000	5,629,000
8% demand loans	-	-	8.0%	Upon demand	-	950,000
Short-term bank credit facilities	-	-	6.8%	Renews monthly	942,000	1,464,000
Sentinum note payable	-	-	12.5%	-	-	1,067,000
ROI promissory note (in default as of May 1, 2024)	-	-	18.0%	April 30, 2024	2,094,000	-
Other ($0.9 million in default at March 31, 2024)	-	-	-	-	2,698,000	3,518,000
Total notes payable					$30,012,000	$31,107,000
Less:
Unamortized debt discounts					(328,000)	(83,000)
Total notes payable, net					$29,684,000	$31,024,000
Less: current portion					(12,370,000)	(12,866,000)
Notes payable – long-term portion					$17,314,000	$18,158,000

ROI 15% Term Note

On February 9, 2024, ROI entered into a $1.77 million term note agreement with an institutional investor bearing interest of 15%. The term note was issued at a discount, with net proceeds to ROI of $1.75 million. The term note was scheduled to mature February 14, 2024. This note has been guaranteed by Ault & Company and Mr. Ault. The term note was subsequently amended to increase the principal amount due to $2.1 million, increase the interest rate to 18% and extend the maturity date to April 30, 2024. The term note is in default as of May 1, 2024.

Subsequent Events – 15% Term Notes

On April 29, 2024, the Company entered into a $1.7 million term note agreement with an institutional investor bearing interest of 15%. The term note was issued at a discount, with net proceeds to the Company of $1.6 million. The term note was scheduled to mature May 17, 2024. On May 16, 2024, the due date was extended to June 15, 2024.

On May 16, 2024, the Company entered into a $0.5 million term note agreement with an institutional investor bearing interest of 15%. The term note is scheduled to mature June 15, 2024.

Notes Payable Maturities

The contractual maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of March 31, 2024 were:

Year
2024 (remainder)	$12,370,000
2025	17,241,000
2026	379,000
2027	11,000
2028	11,000
$30,012,000

Interest Expense

	For the Three Months Ended
	March 31,
	2024	2023
Contractual interest expense	$1,263,000	$1,097,000
Forbearance fees	1,500,000	603,000
Amortization of debt discount	2,137,000	10,400,000
Total interest expense	$4,900,000	$12,100,000

19. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at March 31, 2024 and December 31, 2023, were comprised of the following:

	Interest rate	Due date	March 31, 2024	December 31, 2023
Notes from officers – Ault Alliance	18%	-	$-	$98,000
Notes from officers - TurnOnGreen	14%	Past due	51,000	51,000
Notes from board member - ROI	18%	-	-	90,000
Ault & Company advances	No interest	Upon demand	65,000	1,909,000
Advances from officers - GIGA	8%	Upon demand	53,000	52,000
Other related party advances	No interest	Upon demand	124,000	175,000
Total notes payable			$293,000	$2,375,000

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended
	March 31,
	2024	2023
Interest expense, related party	$16,000	$-

20. CONVERTIBLE NOTES

Convertible notes payable at March 31, 2024 and December 31, 2023, were comprised of the following:

	Conversion price per share	Interest rate	Due date	March 31, 2024	December 31, 2023
Convertible promissory notes	$0.35	6%	June 12, 2024	$2,000,000	$-
Convertible promissory note – original issue discount (“OID”) only	90% of 5-day VWAP	OID Only	September 28, 2024	643,000	1,673,000
Avalanche International Corp. (“AVLP”) convertible promissory notes, principal	$0.35 (AVLP stock)	7%	August 22, 2025	9,911,000	9,911,000
GIGA senior secured convertible notes - in default	$0.25 (GIGA stock)	18%	October 11, 2024	4,381,000	4,388,000
ROI senior secured convertible note – in default as of May 1, 2024	$0.11 (ROI stock)	OID Only	April 27, 2024	4,245,000	6,513,000
Fair value of embedded conversion options				154,000	910,000
Total convertible notes payable				21,334,000	23,395,000
Less: unamortized debt discounts				(750,000)	(2,179,000)
Total convertible notes payable, net of financing cost, long term				$20,584,000	$21,216,000
Less: current portion				(11,131,000)	(11,763,000)
Convertible notes payable, net of financing cost – long-term portion				$9,453,000	$9,453,000

6% Convertible Promissory Notes

On March 11, 2024, the Company entered into a note purchase agreement with two institutional investors pursuant to which the investors agreed to acquire, and the Company agreed to issue and sell in a registered direct offering to the investors an aggregate of $2.0 million convertible promissory notes, bearing interest of 6%. The convertible promissory notes were issued at a discount, with net proceeds to the Company of $1.8 million. The convertible promissory notes are scheduled to mature June 12, 2024, though the Company has the option to extend the maturity date to September 12, 2024, for which the Company will increase the principal amount of the Notes by 5%. The Notes are convertible into shares of Class A common stock at a conversion price of $0.35 per share.

ROI Gain on Extinguishment of Senior Secured Convertible Notes

During the three months ended March 31, 2024, ROI converted $2.3 million of ROI senior secured convertible notes that had a fair value of $0.9 million at the time of conversion and recognized a $1.4 million gain on extinguishment of debt.

The contractual maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of March 31, 2024 were:

Year	Principal
2024	$11,269,000
2025	9,911,000
$21,180,000

Significant inputs associated with the embedded conversion options include:

	March 31, 2024	December 31, 2023	At Inception
Contractual term in years	Variable	2.7	1.0
Volatility	75%	82%	111%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.8%	4.0%	3.5%

Activity related to the embedded conversion option derivative liabilities for the three months ended March 31, 2024 was as follows:

Balance as of January 1, 2024	$910,000
Change in fair value	(756,000)
Ending balance as of March 31, 2024	$154,000

21. COMMITMENTS AND CONTINGENCIES

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

The Company had accrued loss contingencies related to litigation matters $2.4 million and $2.3 million as of March 31, 2024 and December 31, 2023, respectively.

22. STOCKHOLDERS’ EQUITY

Reverse Stock Split

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

2023 Issuances

Common ATM Offering

During the three months ended March 31, 2024, the Company sold an aggregate of 25.6 million shares of Class A common stock pursuant to the At-The-Market issuance sales agreement, as amended, entered into with Ascendiant Capital Markets, LLC in 2023 (the “2023 Common ATM Offering”) for gross proceeds of $14.6 million.

Series C Convertible Preferred Stock Offering, Related Party

During the three months ended March 31, 2024, the Company sold to Ault & Company an aggregate of 2,000 shares of Series C Preferred Stock and Warrants to purchase 0.6 million shares of Class A common stock, for a total purchase price of $2.0 million.

23. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes. The Company’s effective tax rate (“ETR”) from continuing operations was 0.4% and (0.6%) for the three months ended March 31, 2024 and 2023, respectively. The Company recorded an income tax benefit of $44,000 and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

24. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income (loss) from continuing operations	$11,762,000	$(45,606,000)
Less: net income (loss) attributable to non-controlling interest, continuing operations	(6,244,000)	183,000
Less: Preferred stock dividends	(1,260,000)	(229,000)
Numerator for basic EPS - Net income (loss) from continuing operations attributable to Ault Alliance, Inc.	4,258,000	(45,652,000)

Numerator for basic EPS - Net loss from discontinued operations attributable to Ault Alliance, Inc.	(1,801,000)	(3,223,000)
Effect of dilutive securities:
Interest expense associated with convertible notes, continuing operations	7,000	-
Series C Convertible Preferred Stock dividend	992,000	-
Numerator for diluted EPS - Net income (loss) from continuing operations attributable to Ault Alliance, Inc., after the effect of dilutive securities	5,257,000	(45,652,000)
Numerator for diluted EPS - Net loss from discontinued operations attributable to Ault Alliance, Inc.	$(1,801,000)	$(3,223,000)
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	16,116,000	47,000
Effect of dilutive securities:
Warrants	6,369,000	-
Convertible notes	5,714,000	-
Series C Convertible Preferred Stock	8,294,000	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	36,493,000	47,000
Basic net income (loss) per share from:
Continuing operations	$0.26	$(971.32)
Discontinued operations	(0.11)	(68.57)
Basic net income (loss) per share	$0.15	$(1,039.89)
Diluted net income (loss) per share from:
Continuing operations	$0.14	$(971.32)
Discontinued operations	(0.05)	(68.57)
Diluted net income (loss) per share	$0.09	$(1,039.89)

For the three ended March 31, 2023, net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for the three months ended March 31, 2023, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for the period. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at March 31, 2023:

March 31,
2023
Warrants	2,000
Stock options	1,000
Total	3,000

25. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of March 31, 2024 and 2023; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended March 31, 2024:

	GIGA	TurnOnGreen	Fintech	Sentinum	Ault Disruptive	Energy	ROI	Holding Co.	Total
Revenue	$9,573,000	$1,225,000	$-	$302,000	$-	$39,000	$28,000	$301,000	$11,468,000
Revenue, digital assets mining	-	-	-	11,447,000	-	-	-	-	11,447,000
Revenue, lending and trading activities	-	-	9,099,000	-	-	-	-	-	9,099,000
Revenue, crane operations	-	-	-	-	-	12,918,000	-	-	12,918,000
Total revenues	$9,573,000	$1,225,000	$9,099,000	$11,749,000	$-	$12,957,000	$28,000	$301,000	$44,932,000

Depreciation and amortization expense	$297,000	$24,000	$-	$4,051,000	$-	$1,030,000	$18,000	$515,000	$5,935,000

(Loss) income from operations	$(3,478,000)	$(495,000)	$9,008,000	$3,369,000	$(386,000)	$1,188,000	$(3,662,000)	$(5,147,000)	$397,000

Interest expense	$(627,000)	$(69,000)	$(5,000)	$(118,000)	$(16,000)	$(1,067,000)	$(1,601,000)	$(1,397,000)	$(4,900,000)

Capital expenditures for the three months ended March 31, 2024	$51,000	$8,000	$-	$293,000	$-	$451,000	$30,000	$49,000	$882,000

Segment identifiable assets as of March 31, 2024	$31,376,000	$4,507,000	$27,975,000	$55,710,000	$936,000	$52,214,000	$7,692,000	$27,495,000	207,905,000
Assets of discontinued operations									91,872,000
Total identifiable assets as of March 31, 2024									$299,777,000

Segment information for the three months ended March 31, 2023:

	GIGA	TurnOnGreen	Fintech	Sentinum	Ault Disruptive	SMC	Energy	ROI	Holding Co.	Total
Revenue	$-	$876,000	$-	$-	$-	$3,383,000	$25,000	$-	$-	$12,992,000
Revenue, digital assets mining	-	-	-	7,347,000	-	-	-	-	-	7,347,000
Revenue, commercial real estate leases	-	-	-	458,000	-	-	439,000	-	-	897,000
Revenue, crane operations	-	-	-	-	-	-	12,646,000	-	-	12,646,000
Revenue, lending and trading activities	-	-	(4,939,000)	-	-	-	-	-	-	(4,939,000)
Total revenues	$8,708,000	$876,000	$(4,939,000)	$7,805,000	$-	$3,383,000	$13,110,000	$-	$-	$28,943,000

Depreciation and amortization expense	$590,000	$143,000	$-	$3,335,000	$-	$371,000	$1,070,000	$83,000	$610,000	$6,202,000

Impairment of mined digital assets	$-	$-	$-	$139,000	$-	$-	$-	$-	$-	$139,000

(Loss) income from operations	$(2,672,000)	$(980,000)	$(6,985,000)	$(475,000)	$(383,000)	$(2,251,000)	$1,970,000	$(8,056,000)	$(10,031,000)	$(29,863,000)

Interest expense	$221,000	$2,000	$-	$-	$-	$40,000	$194,000	$6,000	$11,637,000	$12,100,000

Capital expenditures for the three months ended March 31, 2023	$46,000	$10,000	$-	$1,052,000	$-	$142,000	$331,000	$407,000	$2,320,000	$4,308,000

Identifiable assets as of March 31, 2023	$37,952,000	$6,293,000	$27,109,000	$73,589,000	$119,649,000	$21,013,000	$95,942,000	$12,929,000	$34,912,000	429,388,000
Assets of discontinued operations										97,519,000
Total identifiable assets as of March 31, 2023										$526,907,000

26. CONCENTRATIONS OF CREDIT AND REVENUE RISK

2024 Concentrations of Credit and Revenue Risk

Accounts receivable are concentrated with two large Energy customers in North America that accounted for 14% and 11% of consolidated accounts receivable, respectively.

For the three months ended March 31, 2024, one customer, a mining pool operator in North America, represented 20% of consolidated revenues.

2023 Concentrations of Credit and Revenue Risk

Accounts receivable are concentrated with two large customers. At December 31, 2023, one Enertec customer in the Middle East accounted for 14% of consolidated accounts receivable, and one Circle 8 customer in North America accounted for 11% of consolidated accounts receivable.

For the three months ended March 31, 2023, one customer, a mining pool operator in North America, represented 25% of consolidated revenues.

27. SUBSEQUENT EVENTS

Additional Closing of Series C Preferred Stock, Related Party

On April 17, 2024, the Company sold to Ault & Company 500 shares of Series C Preferred Stock and Warrants to purchase 0.1 million shares of Class A common stock, for a total purchase price of $0.5 million.

Amendment to Loan and Guarantee Agreement

On May 15, 2024, the loan and guarantee agreement, under which the Company has financial guarantee obligations related to Ault & Company borrowings, was amended to extend the deadline, from May 15, 2024 to July 22, 2024, by which the Company is required to have the minimum balance in the restricted cash account, and the minimum specified balance was increased from $7 million to $7.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q (the “Quarterly Report”), the “Company,” “AAI,” “we,” “us” and “our” refer to Ault Alliance, Inc., a Delaware corporation. AAI is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through our wholly and majority owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin and offer colocation and hosting services for the emerging artificial intelligence ecosystems and other industries, and provide mission-critical products that support a diverse range of industries, including metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, hotel operations and textiles. In addition, we own and operate hotels and extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

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

On March 11, 2024, we entered into a note purchase agreement with two institutional investors pursuant to which the investors agreed to acquire, and we agreed to issue and sell in a registered direct offering to the investors, an aggregate of $2.0 million convertible promissory notes, bearing interest at 6%. The convertible promissory notes were issued at a discount, with net proceeds to us of $1.8 million. While the convertible promissory notes are scheduled to mature on June 12, 2024, we have the option to extend the maturity date to September 12, 2024, for which we will have to pay an additional increase in the principal amount of the notes of 5%. The notes are convertible into shares of Class A common stock at a conversion price of $0.35 per share.

On each of March 7, 2024, March 8, 2024, March 18, 2024, March 19, 2024 and April 17, 2024, pursuant to the November 2023 SPA entered into with Ault & Company on November 6, 2023, we sold to Ault & Company 500 shares of Series C Preferred Stock and Warrants to purchase 147,820 shares of Class A common stock, for a total purchase price of $0.5 million. As of the date of filing of this Quarterly Report, Ault & Company has purchased an aggregate of 44,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase an aggregate of 13,008,132 Warrant Shares, for an aggregate purchase price of $44.0 million. The November 2023 SPA provides that Ault & Company may purchase up to $75.0 million of Series C Convertible Preferred Stock and Series C Warrants in one or more closings.

On March 25, 2024, the November 2023 SPA entered into with Ault & Company was amended to increase the amount of Series C Preferred Stock and Series C Warrants that may be purchase under the agreement from $50.0 million to $75.0 million and an extension of the date to closing the final tranche of the financing to June 30, 2024. On April 3, 2024, we filed a Certificate of Increase to the Series C Designation of Preferences, Rights and Limitations to increase the number of authorized shares of Series C Preferred Stock from 50,000 to 75,000.

On April 15, 2024, we established a record date for our final distribution of securities of TurnOnGreen. Stockholders as of this date were entitled to 0.83 shares of TurnOnGreen common stock, along with warrants to purchase 0.83 shares of TurnOnGreen common stock (the “TurnOnGreen Securities”) for every share of our common stock they held on the record date. The final distribution was paid on April 29, 2024. We distributed 25.0 million TurnOnGreen Securities in the final distribution.

On April 29, 2024, we entered into a $1.7 million term note agreement with an institutional investor bearing interest of 15%. The term note was issued at a discount, with net proceeds to us of $1.6 million. The term note was scheduled to mature May 17, 2024. The term note was not paid on its scheduled maturity date and we are working with the institutional investor to obtain a waiver or amend the terms of the note.

Presentation of AGREE as Discontinued Operations

In September 2023, we committed to a plan for our wholly owned subsidiary AGREE to list for sale its four recently renovated Midwest hotels, the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford. The decision to sell the hotels follows the decision to also list the multifamily development site in St. Petersburg, Florida and was driven by our desire to focus on our core businesses, Energy, Fintech and Sentinum.

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

On April 30, 2024, we had a change in plan of sale for our four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets will no longer meet the held for sale criteria and will be required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the subsequent decision not to sell.

General

As a holding company, our business objective is to increase stockholder value through developing and growing our subsidiaries. Under the strategy we have adopted, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to stockholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize stockholder value. We anticipate returning value to stockholders after satisfying our debt obligations and working capital needs.

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary or partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell all or a portion of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) initiatives and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Revenue	$11,468,000	$13,889,000
Revenue, digital assets mining	11,447,000	7,347,000
Revenue, crane operations	12,918,000	12,646,000
Revenue, lending and trading activities	9,099,000	(4,939,000)
Total revenue	44,932,000	28,943,000
Cost of revenue, products	9,164,000	9,787,000
Cost of revenue, digital assets mining	8,544,000	8,103,000
Cost of revenue, crane operations	7,715,000	7,388,000
Cost of revenue, lending and trading activities	-	1,180,000
Total cost of revenue	25,423,000	26,458,000
Gross profit	19,509,000	2,485,000
Total operating expenses	19,112,000	32,348,000
Income (loss) from operations	397,000	(29,863,000)
Other income (expense):
Interest and other income	583,000	1,197,000
Interest expense	(4,900,000)	(12,100,000)
Gain on conversion of investment in equity securities to marketable equity securities	17,900,000	-
Loss on extinguishment of debt	1,405,000	(63,000)
Loss from investment in unconsolidated entity	(667,000)	-
Impairment of equity securities	-	(9,555,000)
Provision for loan losses, related party	(3,068,000)	-
Gain on the sale of fixed assets	68,000	4,515,000
Total other income (expense), net	11,321,000	(16,006,000)
Income (loss) before income taxes	11,718,000	(45,869,000)
Income tax benefit	(44,000)	(263,000)
Net income (loss) from continuing operations	11,762,000	(45,606,000)
Net loss from discontinued operations	(1,801,000)	(3,223,000)
Net income (loss)	9,961,000	(48,829,000)
Net (income) loss attributable to non-controlling interest	(6,244,000)	183,000
Net income (loss) attributable to Ault Alliance, Inc.	3,717,000	(48,646,000)
Preferred dividends	(1,260,000)	(229,000)
Net income (loss) available to common stockholders	$2,457,000	$(48,875,000)
Comprehensive loss
Net loss available to common stockholders	$2,457,000	$(48,875,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	36,000	170,000
Other comprehensive income	36,000	170,000
Total comprehensive income (loss)	$2,493,000	$(48,705,000)

Revenues

Revenues by segment for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,		Increase
	2024	2023	(Decrease)%
Sentinum
Revenue, digital assets mining	$11,447,000	$7,347,000	$4,100,000	56%
Revenue, commercial real estate leases	302,000	458,000	(156,000)	-34%
Energy
Revenue, crane operations	12,918,000	12,646,000	272,000	2%
Other	39,000	464,000	(425,000)	-92%
Fintech
Revenue, lending and trading activities	9,099,000	(4,939,000)	14,038,000	-284%
GIGA	9,573,000	8,708,000	865,000	10%
SMC	-	3,383,000	(3,383,000)	-100%
TurnOnGreen	1,225,000	876,000	349,000	40%
ROI	28,000	-	28,000	-
Other	301,000	-	301,000	-
Total revenue	$44,932,000	$28,943,000	$15,989,000	55%

Sentinum

Revenues from Sentinum’s digital assets mining operations increased $4.1 million due primarily to a 134% increase in the average Bitcoin price, partially offset a 94% increase in the average Bitcoin mining difficulty level in the current quarter period.

On April 19, 2024, a Bitcoin halving event occurred on the Bitcoin network. Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a proof-of-work consensus algorithm. The Bitcoin halving event reduced the block subsidy by half from 6.25 to 3.125 Bitcoin. Transaction fees are not directly impacted by the halving.

Energy

Energy revenues from the Circle 8 crane operations increased by $0.3 million, or 2%, for the three months ended March 31, 2024.

Fintech

Revenues from our lending and trading activities were $9.1 million for the three months ended March 31, 2024. On February 14, 2024, ROI transferred 2.5 million shares of White River common stock with a recorded value of $0.5 million and a fair value of $7.5 million at the date of transfer to Ault Lending. As of March 31, 2024, the 2.5 million shares of White River common stock held by Ault Lending had a fair value of $9.4 million and Ault Lending recorded an unrealized gain of $8.9 million during the quarter ended March 31, 2024 included in revenue from lending and trading activities. Revenues from our lending and trading activities were negative for the three months ended March 31, 2023, due to a $2.0 million impairment related to investments in equity securities, a $1.5 million unrealized loss from our investment in Alzamend and $1.7 million of realized and unrealized losses from our investment portfolio.

Revenues from our trading activities for the three months ended March 31, 2024 included net losses on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

GIGA

For the three-month period ending March 31, 2024, GIGA revenues increased by $0.9 million. This growth is driven by ongoing global conflicts and tensions, which have spurred investments in force protection technologies in the United States, U.K., Europe, Asia and the Middle East.

SMC

Due to the significant change in our ownership and voting rights, we determined that we no longer met the criteria of the primary beneficiary and, accordingly, we deconsolidated SMC as of November 20, 2023. SMC revenues were $0 for the three months ended March 31, 2024, a decrease of $3.4 million compared to the corresponding period in 2023.

TurnOnGreen

TurnOnGreen's revenues increased by $0.3 million for the three months ended March 31, 2024, compared to the corresponding period in 2023. This rise was primarily due to higher sales from a single, higher-margin customer in the defense industry during the period ended March 31, 2024.

Gross Margins

Gross margins increased to 43% for the three months ended March 31, 2024, compared to 9% for the three months ended March 31, 2023. Our gross margins of 43% recognized during the three months ended March 31, 2024 and 2023 were impacted by margins from our lending and trading activities, with a positive impact during the three months ended March 31, 2024 and a negative impact during the three months ended March 31, 2023. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the three months ended March 31, 2024 and 2023 would have been 29% and 25%, respectively. Our gross margins improved, in part, due to lower margin revenue from SMC during the three months ended March 31, 2023. We deconsolidated SMC as of November 20, 2023.

Research and Development

Research and development expenses decreased by $0.8 million for the three months ended March 31, 2024, due to lower expenditures related to development work on ROI’s BitNile metaverse platform.

Selling and Marketing

Selling and marketing expenses were $4.7 million for the three months ended March 31, 2024, compared to $8.8 million for the three months ended March 31, 2023, a decrease of $4.1 million, or 47%. The decrease was primarily the result of a $3.4 million decrease in sales and marketing expenses at ROI primarily due to lower advertising and promotion costs and a $0.8 million decrease in sales and marketing expenses from SMC due to the deconsolidation of SMC as of November 20, 2023.

General and Administrative

General and administrative expenses were $13.4 million for the three months ended March 31, 2024, compared to $21.6 million for the three months ended March 31, 2023, a decrease of $8.2 million, or 38%. General and administrative expenses decreased from the comparative prior period, mainly due to the following:

•	$5.2 million lower stock compensation expense;
•	$2.6 million decrease in general and administrative expenses from SMC due to the deconsolidation of SMC as of November 20, 2023; and
•	$0.7 million lower performance bonus related to realized gains on trading activities.

Other Expense, Net

Other income, net was $11.3 million for the three months ended March 31, 2024, compared to other expense, net of $16.0 million for the three months ended March 31, 2023.

Interest and other income was $0.6 million for the three months ended March 31, 2024, compared to $1.1 million for the three months ended March 31, 2023. The decrease in interest and other income is primarily due to the decline in Ault Disruptive’s cash and marketable securities held in the trust account as a result of redemptions of Ault Disruptive common stock subject to possible redemption.

Interest expense was $4.9 million for the three months ended March 31, 2024, compared to $12.1 million for the three months ended March 31, 2023. Interest expense for the three months ended March 31, 2024 included contractual interest of $1.3 million, amortization of debt discount of $2.1 million, and forbearance and extension fees of $1.5 million. Interest expense for the three months ended March 31, 2023 included amortization of debt discount of $10.4 million, contractual interest of $1.1 million, and forbearance and extension fees of $0.6 million.

Gain on conversion of investment in equity securities to marketable equity securities of $17.9 million relates to ROI conversion of White River common stock. During the quarter ended March 31, 2024, ROI transferred 6.7 million shares of White River common stock with a fair value of $19.2 million at the date of transfer. In conjunction with the transfers, ROI converted a portion of their White River’s Series A Convertible Preferred Stock into common stock and recorded a noncash $17.9 million gain on conversion.

During the three months ended March 31, 2024, ROI converted $2.3 million of ROI senior secured convertible notes that had a fair value of $0.9 million at the time of conversion and recognized a $1.4 million gain on extinguishment of debt.

Loss from investment in unconsolidated entity was $0.7 million for the three months ended March 31, 2024, representing our share of losses from our equity method investment in SMC.

For the three months ended March 31, 2024, the provision for loan losses on the related party note receivable from Ault & Company was $3.1 million, due to uncertainties regarding collection. This compares to no provision for the same period in 2023.

Income Tax Benefit

The income tax benefit was $44,000 and $0.3 million during the three months ended March 31, 2024 and 2023, respectively. The effective income tax benefit rate was 0.4% and (0.6%) for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

On March 31, 2024, excluding cash and cash equivalents from discontinued operations, we had cash and cash equivalents of $9.4 million (excluding restricted cash of $5.5 million), compared to cash and cash equivalents of $8.6 million (excluding restricted cash of $5.0 million) at December 31, 2023. The increase in cash and cash equivalents was primarily due cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from notes payable and convertible notes, partially offset by the payment of debt, purchases of property and equipment and cash used in operating activities.

Net cash used in operating activities totaled $10.2 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of $7.7 million for the three months ended March 31, 2023. Cash used in operating activities for the three months ended March 31, 2024 included $8.6 million proceeds from the sale of digital assets from our Sentinum Bitcoin mining operations, offset by operating losses and changes in working capital. Net cash used in operating activities for the three months ended March 31, 2024 included $1.7 million cash used in operating activities from discontinued operations.

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2024, compared to $2.8 million for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2024 was primarily related to $0.9 million capital expenditures and $0.6 million cash used in investing activities from discontinued operations.

Net cash provided by financing activities was $13.0 million for the three months ended March 31, 2024, compared to net cash used in financing activities of $8.1 million for the three months ended March 31, 2023, and primarily reflects the following transactions:

•	During the period between January 1, 2024 through March 13, 2024, we sold an aggregate of 25.6 million shares of common stock pursuant to the 2023 Common ATM Offering for gross proceeds of $14.6 million and effective March 14, 2024, the 2023 Common ATM Offering was terminated;

•	$2.0 million proceeds from sales of Series C preferred stock, related party;

•	$1.5 million proceeds from subsidiaries’ sale of stock to non-controlling interests;

•	$1.9 million payments on notes payable, related party;

•	$1.3 million payments of preferred dividends;

•	$5.2 million payments on notes payable, partially offset by $2.3 million proceeds from notes payable; and

•	$1.8 million proceeds from convertible notes payable, partially offset by $1.0 million payments on convertible notes payable.

Net provided by financing activities from discontinued operations was $1.1 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively.

Financing Transactions Subsequent to March 31, 2024

On April 17, 2024, we sold to Ault & Company 500 shares of Series C Preferred Stock and Warrants to purchase 0.1 million shares of Class A common stock, for a total purchase price of $0.5 million.

On April 29, 2024, we entered into a $1.7 million term note agreement with an institutional investor bearing interest of 15%. The term note was issued at a discount, with net proceeds to us of $1.6 million. The term note was scheduled to mature May 17, 2024. On May 16, 2024, the due date was extended to June 15, 2024.

On May 16, 2024, we entered into a $0.5 million term note agreement with an institutional investor bearing interest of 15%. The term note is scheduled to mature June 15, 2024.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates previously disclosed in the 2023 Annual Report.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the end of its most recent fiscal year.

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

4.	The Company did not design and/or implement user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital assets mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

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

Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in the period covered by this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the fiscal quarter ended March 31, 2024, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.

3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
10.1	Amendment to the Securities Purchase Agreement, Certificate of Designation and Series C Warrants, dated March 25, 2024. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2024 as Exhibit 10.3 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2024

AULT ALLIANCE, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

