Form 10-Q
period 2024-06-30
Ault Alliance, Inc.
filed 2024-08-16
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

At August 16, 2024, the registrant had outstanding 38,846,318 shares of Class A common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,551,000	$9,706,000
Restricted cash	7,264,000	5,663,000
Marketable equity securities	33,000	27,000
Accounts receivable, net	13,205,000	11,086,000
Inventories	7,499,000	8,434,000
Investment in promissory notes and other, related party	-	3,968,000
Loans receivable, current	1,362,000	1,234,000
Prepaid expenses and other current assets	8,292,000	9,725,000
TOTAL CURRENT ASSETS	47,206,000	49,843,000

Cash and marketable securities held in trust account	794,000	2,200,000
Intangible assets, net	5,324,000	5,754,000
Goodwill	5,916,000	6,088,000
Property and equipment, net	180,766,000	197,354,000
Right-of-use assets	6,794,000	6,432,000
Investments in common stock and equity securities, related party	2,404,000	679,000
Investments in other equity securities	13,812,000	21,767,000
Other assets	7,763,000	9,073,000
TOTAL ASSETS	$270,779,000	$299,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$68,794,000	$69,425,000
Operating lease liability, current	2,371,000	2,140,000
Notes payable, current	89,654,000	12,866,000
Notes payable, related party, current	283,000	2,375,000
Convertible notes payable, current	9,606,000	11,763,000
Guarantee liability	38,900,000	38,900,000
TOTAL CURRENT LIABILITIES	209,608,000	137,469,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	June 30,	December 31,
	2024	2023
LONG TERM LIABILITIES
Operating lease liability, non-current	4,743,000	4,498,000
Notes payable, non-current	16,448,000	85,420,000
Convertible notes payable, non-current	9,453,000	9,453,000
Deferred underwriting commissions of Ault Disruptive Technologies Corporation (“Ault Disruptive”) subsidiary	3,450,000	3,450,000
TOTAL LIABILITIES	243,702,000	240,290,000

COMMITMENTS AND CONTINGENCIES

Redeemable non-controlling interests in equity of subsidiaries	795,000	2,224,000

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at June 30, 2024 and December 31, 2023 (liquidation preference of $176,000 as of June 30, 2024 and December 31, 2023)	-	-
Series C Convertible Preferred Stock, $1,000 stated value per share, share, $0.001 par value – 75,000 shares authorized; 44,000 and 41,500 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (liquidation preference of $44,000,000 and $41,500,000 at June 30, 2024 and December 31, 2023, respectively)	-	-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; 323,835 shares and 425,197 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (liquidation preference of $8,096,000 as of June 30, 2024 and December 31, 2023)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 35,846,318 and 4,483,459 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	36,000	4,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	660,036,000	644,852,000
Accumulated deficit	(600,282,000)	(567,469,000)
Accumulated other comprehensive loss	(2,497,000)	(2,097,000)
Treasury stock, at cost	(30,571,000)	(30,571,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	26,722,000	44,719,000

Non-controlling interest	(440,000)	11,957,000

TOTAL STOCKHOLDERS’ EQUITY	26,282,000	56,676,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,779,000	$299,190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$12,588,000	$12,216,000	$23,754,000	$25,647,000
Revenue, digital assets mining	8,490,000	8,368,000	19,937,000	15,715,000
Revenue, hotel and real estate operations	5,389,000	4,709,000	8,697,000	7,410,000
Revenue, crane operations	11,700,000	12,590,000	24,618,000	25,236,000
Revenue, lending and trading activities	(9,763,000)	9,525,000	(664,000)	4,586,000
Total revenue	28,404,000	47,408,000	76,342,000	78,594,000
Cost of revenue, products	8,643,000	9,036,000	17,807,000	18,823,000
Cost of revenue, digital assets mining	9,039,000	9,726,000	17,583,000	17,829,000
Cost of revenue, hotel and real estate operations	3,318,000	3,120,000	6,135,000	5,808,000
Cost of revenue, crane operations	8,032,000	7,641,000	15,747,000	15,029,000
Cost of revenue, lending and trading activities	-	-	-	1,180,000
Total cost of revenue	29,032,000	29,523,000	57,272,000	58,669,000
Gross profit	(628,000)	17,885,000	19,070,000	19,925,000
Operating expenses
Research and development	852,000	1,804,000	1,924,000	3,646,000
Selling and marketing	3,993,000	9,575,000	8,653,000	18,371,000
General and administrative	13,497,000	21,317,000	26,844,000	43,998,000
Impairment of property and equipment	7,955,000	-	7,955,000	-
Impairment of goodwill and intangible assets	-	35,570,000	-	35,570,000
Impairment of mined digital assets	-	124,000	-	263,000
Total operating expenses	26,297,000	68,390,000	45,376,000	101,848,000
Loss from operations	(26,925,000)	(50,505,000)	(26,306,000)	(81,923,000)
Other income (expense):
Interest and other income	809,000	2,176,000	1,392,000	3,335,000
Interest expense	(5,383,000)	(15,927,000)	(12,306,000)	(29,657,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	-	17,900,000	-
(Loss) gain on extinguishment of debt	(663,000)	(91,000)	742,000	(154,000)
Loss from investment in unconsolidated entity	(1,291,000)	-	(1,958,000)	-
Impairment of equity securities	(6,266,000)	-	(6,266,000)	(9,555,000)
Provision for loan losses, related party	-	-	(3,068,000)	-
Change in fair value of warrant liability	-	3,217,000	-	3,217,000
(Loss) gain on the sale of fixed assets	(36,000)	(1,754,000)	32,000	2,761,000
Total other income (expense), net	(12,830,000)	(12,379,000)	(3,532,000)	(30,053,000)
Loss before income taxes	(39,755,000)	(62,884,000)	(29,838,000)	(111,976,000)
Income tax provision (benefit)	24,000	1,368,000	(20,000)	1,105,000
Net loss	(39,779,000)	(64,252,000)	(29,818,000)	(113,081,000)
Net (income) loss attributable to non-controlling interest	5,852,000	3,569,000	(392,000)	3,752,000
Net loss attributable to Ault Alliance, Inc.	(33,927,000)	(60,683,000)	(30,210,000)	(109,329,000)
Preferred dividends	(1,308,000)	(321,000)	(2,568,000)	(550,000)
Net loss available to common stockholders	$(35,235,000)	$(61,004,000)	$(32,778,000)	$(109,879,000)

Basic net loss per common share	$(1.08)	$(1,244.98)	$(1.35)	$(2,289.15)
Diluted net loss per common share	$(1.08)	$(1,244.98)	$(1.35)	$(2,289.15)

Weighted average basic and diluted common shares outstanding	32,606,000	49,000	24,361,000	48,000

Comprehensive loss
Net loss available to common stockholders	$(35,235,000)	$(61,004,000)	$(32,778,000)	$(109,879,000)
Foreign currency translation adjustment	(436,000)	(520,000)	(400,000)	(350,000)
Other comprehensive loss	(436,000)	(520,000)	(400,000)	(350,000)
Total comprehensive loss	$(35,671,000)	$(61,524,000)	$(33,178,000)	$(110,229,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2024

	Preferred Stock									Additional		Other	Non-		Total
	Series A			Series C		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount		Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, April 1, 2024	7,040	$-	-	43,500	$-	323,835	$-	30,065,339	$30,000	$656,587,000	$(565,035,000)	$(2,061,000)	$6,069,000	$(30,571,000)	$65,019,000
Issuance of Series C preferred stock, related party	-	-		500	-	-	-	-	-	497,000	-	-	-	-	497,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-		-	-	-	-	-	-	3,000	-	-	-	-	3,000
Stock-based compensation	-	-		-	-	-	-	-	-	238,000	-	-	-	-	238,000
Issuance of Class A common stock for conversion of debt	-	-		-	-	-	-	5,780,979	6,000	2,710,000	-	-	-	-	2,716,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-		-	-	-	-	-	-	-	(11,000)	-	-	-	(11,000)
Increase in ownership interest of subsidiary	-	-		-	-	-	-	-	-	-	-	-	(893,000)	-	(893,000)
Sale of subsidiary stock to non-controlling interests	-	-		-	-	-	-	-	-	-	-	-	292,000	-	292,000
Distribution to Circle 8 Crane Services, LLC (“Circle 8”) non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	(56,000)	-	(56,000)
Net loss attributable to Ault Alliance, Inc.	-	-		-	-	-	-	-	-	-	(33,927,000)	-	-	-	(33,927,000)
Series A preferred dividends ($0.71 per share)	-	-		-	-	-	-	-	-	-	(5,000)	-	-	-	(5,000)
Series C preferred dividends ($23.63 per share)	-	-		-	-	-	-	-	-	-	(1,040,000)	-	-	-	(1,040,000)
Series D preferred dividends ($0.81 per share)	-	-		-	-	-	-	-	-	-	(263,000)	-	-	-	(263,000)
Foreign currency translation adjustments	-	-		-	-	-	-	-	-	-	-	(436,000)	-	-	(436,000)
Net income attributable to non-controlling interest	-	-		-	-	-	-	-	-	-	-	-	(5,852,000)	-	(5,852,000)
Other	-	-		-	-	-	-	-	-	1,000	(1,000)	-	-	-	-
BALANCES, June 30, 2024	7,040	$-	-	44,000	$-	323,835	$-	35,846,318	$36,000	$660,036,000	$(600,282,000)	$(2,497,000)	$(440,000)	$(30,571,000)	$26,282,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2023

											Accumulated
	Preferred Stock								Additional		Other	Non-		Total
	Series A		Series B		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, April 1, 2023	7,040	$-	125,000	$-	263,022	$-	55,433	$-	$575,074,000	$(378,633,000)	$(931,000)	$24,265,000	$(29,432,000)	$190,343,000
Preferred stock issued for cash	-	-	-	-	162,175	-	-	-	5,090,000	-	-	-	-	5,090,000
Preferred stock offering costs	-	-	-	-	-	-	-	-	(3,388,000)	-	-	-	-	(3,388,000)
Stock-based compensation	-	-	-	-	-	-	-	-	752,000	-	-	1,307,000	-	2,059,000
Issuance of common stock for cash	-	-	-	-	-	-	4,123	-	754,000	-	-	-	-	754,000
Financing cost in connection with sales of common stock	-	-	-	-	-	-	-	-	(27,000)	-	-	-	-	(27,000)
Issuance of common stock for conversion of preferred stock liabilities	-	-	-	-	-	-	1,500		328,000		-			328,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	-	-	-	-	(4,736,000)	-	-	-	(4,736,000)
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	2,000	-	-	(1,223,000)	-	(1,221,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	3,572,000	-	3,572,000
Distribution to Circle 8 non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(500,000)	-	(500,000)
Purchase of treasury stock - Ault Alpha LP (“Ault Alpha”)	-	-	-	-	-	-	-	-	-	-	-	-	(488,000)	(488,000)
Net loss attributable to Ault Alliance, Inc.	-	-	-	-	-	-	-	-	-	(60,683,000)	-	-	-	(60,683,000)
Series A preferred dividends ($0.63 per share)	-	-	-	-	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-	-	-	-	-	-	(254,000)	-	-	-	(254,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(520,000)	-	-	(520,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(3,569,000)	-	(3,569,000)
Distribution of securities of TurnOnGreen, Inc. (“TurnOnGreen”) to Ault Alliance Class A common stockholders ($88.07 per share)	-	-	-	-	-	-	-	-	(5,200,000)	-	-	-	-	(5,200,000)
Other	-	-	-	-	-	-	-	-	3,000	(61,000)	1,000	1,000	1,000	(55,000)
BALANCES, June 30, 2023	7,040	$-	125,000	$-	425,197	$-	61,056	$-	$573,388,000	$(444,371,000)	$(1,450,000)	$23,853,000	$(29,919,000)	$121,501,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2024

	Preferred Stock								Additional		Other	Non-		Total
	Series A		Series C		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2024	7,040	$-	41,500	$-	425,197	$-	4,483,459	$4,000	$644,852,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000
Issuance of Series C preferred stock, related party	-	-	2,500	-	-	-	-	-	2,315,000	-	-	-	-	2,315,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	185,000	-	-	-	-	185,000
Stock-based compensation									815,000	-	-	-	-	815,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	25,609,079	26,000	14,573,000	-	-	-	-	14,599,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	(513,000)	-	-	-	-	(513,000)
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	5,780,979	6,000	2,710,000	-	-	-	-	2,716,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	-	-	-	-	(34,000)	-	-	-	(34,000)
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	-	-	-	(893,000)	-	(893,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	1,777,000	-	1,777,000
Distribution to Circle 8 non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(226,000)	-	(226,000)
Conversion of ROI convertible note	-	-	-	-	-	-	-	-	-	-	-	863,000	-	863,000
Net loss attributable to Ault Alliance, Inc.	-	-	-	-	-	-	-	-	-	(30,210,000)	-	-	-	(30,210,000)
Series A preferred dividends ($1.28 per share)	-	-	-	-	-	-	-	-	-	(9,000)	-	-	-	(9,000)
Series C preferred dividends ($47.17 per share)	-	-	-	-	-	-	-	-	-	(2,032,000)	-	-	-	(2,032,000)
Series D preferred dividends ($1.62 per share)	-	-	-	-	-	-	-	-	-	(527,000)	-	-	-	(527,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(400,000)	-	-	(400,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	392,000	-	392,000
Distribution of securities of TurnOnGreen to Ault Alliance Class A common stockholders ($2.02 per share)	-	-	-	-	-	-	-	-	(4,900,000)	-	-	4,900,000	-	-
Distribution of ROI investment in White River to ROI stockholders	-	-	-	-	-	-	-	-	-	-	-	(19,210,000)	-	(19,210,000)
Other	-	-	-	-	(101,362)	-	(27,199)	-	(1,000)	(1,000)	-	-	-	(2,000)
BALANCES, June 30, 2024	7,040	$-	44,000	$-	323,835	$-	35,846,318	$36,000	$660,036,000	$(600,282,000)	$(2,497,000)	$(440,000)	$(30,571,000)	$26,282,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2023

											Accumulated
	Preferred Stock								Additional		Other	Non-		Total
	Series A		Series B		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2023	7,040	$-	125,000	$-	172,838	$-	50,966	$-	$565,905,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000
Issuance of Class A common stock for restricted stock awards	-	-	-	-	-	-	199	-	-	-	-	-	-	-
Preferred stock issued for cash	-	-	-	-	252,359	-	-	-	6,309,000	-	-	-	-	6,309,000
Preferred stock offering costs	-	-	-	-	-	-	-	-	(3,431,000)	-	-	-	-	(3,431,000)
Stock-based compensation	-	-	-	-	-	-	-	-	4,683,000	-	-	1,924,000	-	6,607,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	8,391	-	4,912,000	-	-	-	-	4,912,000
Financing cost in connection with sales of common stock	-	-	-	-	-	-	-	-	(132,000)	-	-	-	-	(132,000)
Issuance of Class A common stock for conversion of preferred stock liabilities	-	-	-	-	-	-	1,500		328,000	-	-	-	-	328,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	-	-	-	-	(5,415,000)	-	-	-	(5,415,000)
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	13,000	-	-	(1,245,000)	-	(1,232,000)
Non-controlling position at ROI subsidiary acquired	-	-	-	-	-	-	-	-	-	-	-	6,357,000	-	6,357,000
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	3,572,000	-	3,572,000
Distribution to Circle 8 non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(500,000)	-	(500,000)
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	-	-	-	-	(685,000)	(685,000)
Net loss attributable to Ault Alliance, Inc.	-	-	-	-	-	-	-	-	-	(109,329,000)	-	-	-	(109,329,000)
Series A preferred dividends ($1.25 per share)	-	-	-	-	-	-	-	-	-	(9,000)	-	-	-	(9,000)
Series D preferred dividends ($1.62 per share)	-	-	-	-	-	-	-	-	-	(416,000)	-	-	-	(416,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(350,000)	-	-	(350,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(3,752,000)	-	(3,752,000)
Distribution of securities of TurnOnGreen to Ault Alliance Class A common stockholders ($88.07 per share)	-	-	-	-	-	-	-	-	(5,200,000)	-	-	-	-	(5,200,000)
Other	-	-	-	-	-	-	-	-	1,000	(124,000)	-	1,000	1,000	(121,000)
BALANCES, June 30, 2023	7,040	$-	125,000	$-	425,197	$-	61,056	$-	$573,388,000	$(444,371,000)	$(1,450,000)	$23,853,000	$(29,919,000)	$121,501,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,818,000)	$(113,081,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,141,000	14,383,000
Amortization of debt discount	5,916,000	16,418,000
Amortization of right-of-use assets	1,211,000	1,446,000
Impairment of goodwill and intangible assets	-	35,570,000
Stock-based compensation	815,000	6,607,000
Gain on the sale of fixed assets	(32,000)	(2,761,000)
Impairment of property and equipment	7,955,000	-
Impairment of equity securities	6,266,000	11,555,000
Impairment of digital assets	-	263,000
Realized gain on the sale of digital assets	-	(348,000)
Change in fair value of digital assets	(678,000)	-
Revenue, digital assets mining	(15,201,000)	(14,714,000)
Realized gains on sale of marketable securities	(4,000)	(2,946,000)
Gain on conversion of investment in equity securities to marketable equity securities	(17,900,000)	-
Unrealized losses (gains) on marketable securities	504,000	(3,367,000)
Unrealized losses on investments in common stock, related parties	383,000	628,000
Income from cash held in trust	(21,000)	(2,533,000)
Loss from investment in unconsolidated entity	1,958,000	-
Provision for loan losses	-	1,180,000
Provision for loan losses, related party	3,068,000	-
Change in the fair value of warrant liability	-	(3,217,000)
(Gain) loss on extinguishment of debt	(742,000)	154,000
Other	(1,196,000)	(100,000)
Changes in operating assets and liabilities:		-
Proceeds from the sale of digital assets	15,534,000	15,040,000
Marketable equity securities	(7,000)	41,197,000
Accounts receivable	(2,374,000)	6,088,000
Inventories	925,000	1,124,000
Prepaid expenses and other current assets	429,000	(2,078,000)
Other assets	(648,000)	(211,000)
Accounts payable and accrued expenses	(1,002,000)	8,148,000
Lease liabilities	(1,414,000)	(1,532,000)
Net cash (used in) provided by operating activities	(13,932,000)	12,913,000
Cash flows from investing activities:
Purchase of property and equipment	(3,897,000)	(11,346,000)
Investments in loans receivable	(134,000)	(181,000)
Investments in non-marketable equity securities	(120,000)	(10,544,000)
Proceeds from the sale of fixed assets	626,000	4,515,000
Other	(269,000)	(1,310,000)
Net cash used in investing activities	(3,794,000)	(18,866,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$14,599,000	$4,912,000
Financing cost in connection with sales of Class A common stock	(513,000)	(132,000)
Proceeds from sales of Series D preferred stock	-	6,309,000
Financing cost in connection with sales of Series D preferred stock	-	(3,431,000)
Proceeds from sales of Series C preferred stock and warrants, related party	2,500,000	-
Proceeds from subsidiaries’ sale of stock to non-controlling interests	1,777,000	3,572,000
Distribution to Circle 8 non-controlling interest	(226,000)	(500,000)
Proceeds from notes payable	10,660,000	30,665,000
Repayment of margin accounts	-	(767,000)
Payments on notes payable	(5,887,000)	(34,057,000)
Payments on convertible notes payable, related party	(193,000)	-
Payments on notes payable, related party	(1,898,000)	-
Payments of preferred dividends	(2,568,000)	(550,000)
Purchase of treasury stock	-	(685,000)
Proceeds from sales of convertible notes	1,800,000	7,817,000
Payments on convertible notes	(1,230,000)	(360,000)
Net cash provided by financing activities	18,821,000	12,793,000

Effect of exchange rate changes on cash and cash equivalents	352,000	(98,000)

Net increase in cash and cash equivalents and restricted cash	1,447,000	6,742,000

Cash and cash equivalents and restricted cash at beginning of period	15,368,000	14,055,000

Cash and cash equivalents and restricted cash at end of period	$16,815,000	$20,797,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest - continuing operations	$1,945,000	$4,658,000

Non-cash investing and financing activities:
Settlement of accounts payable with digital assets	$19,000	$13,000
Settlement of interest payable with digital assets	$142,000	$-
Settlement of notes payable with digital assets	$506,000	$-
Conversion of convertible notes payable, related party into shares of Class A common stock	$-	$400,000
Conversion of debt and equity securities to marketable securities	$1,810,000	$23,703,000
Conversion of loans receivable to marketable securities	$-	$5,430,000
Exchange of related party advances for investment in other equity securities, related party	$2,000,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$1,889,000	$-
Remeasurement of Ault Disruptive temporary equity	$34,000	$5,415,000
Dividend of ROI investment in White River to ROI shareholders	$19,210,000	$-
Redeemable non-controlling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$1,463,000	$120,064,000
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$4,900,000	$5,200,000
Debt discount from accrued lender profit participation rights	$-	$8,591,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Ault Alliance, Inc., a Delaware corporation (“Ault Alliance” or the “Company”) is a diversified holding company pursuing growth by acquiring and developing undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin and offers colocation and hosting services for the emerging artificial intelligence ecosystems and other industries, and provides mission-critical products that support a diverse range of industries, including a metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, hotel operations and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

The Company has the following reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations, advanced textiles processing and oil exploration;

•	Technology and Finance (“Fintech”) – commercial lending, activist investing, and stock trading;

•	Sentinum, Inc. (“Sentinum”) – digital assets mining operations and colocation and hosting services for the emerging artificial intelligence ecosystems and other industries;

•	Gresham Worldwide, Inc., formerly known as Giga-tronics Incorporated (“GIGA”) – defense industry;

•	TurnOnGreen – electric vehicle electrification infrastructure and commercial electronics solutions;

•	ROI – immersive metaverse platform, media, and digital learning;

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings; and

•	Ault Disruptive – a special purpose acquisition company.

2. LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2024, the Company had cash and cash equivalents of $9.6 million, negative working capital of $162.4 million and a history of net operating losses. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

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

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of June 30, 2024, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities as well as digital assets, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back or cease its operations altogether.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited 2023 financial statements contained in the above referenced 2023 Annual Report. Results of the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2023 Annual Report.

Revenue Recognition Digital Asset Mining

The Company has entered into a digital asset mining pool by executing a contract with a mining pool operator to provide hash calculation services to the mining pool. The Company’s customer, as defined in Accounting Standards Codification (“ASC”) 606-10-20, is the mining pool operator with which the Company has agreed to the terms of service and user service agreement. The Company supplies hash calculation services, in exchange for consideration, to the pool operator who in turn provides transaction verification services to third parties via a mining pool that includes other participants. The Company’s performance obligation is the provision of hash calculation services to the pool operator and this performance obligation is an output of the Company’s ordinary activities for which it decides when to provide services under the contract.

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

The transaction consideration the Company receives, if any, is non-cash consideration in the form of Bitcoin. Changes in the fair value of the non-cash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and are therefore not included in revenue. The mining pool operator charges fees to cover the costs of maintaining the pool and are deducted from amounts the Company may otherwise earn and are treated as a reduction to the consideration earned. Fees fluctuate and historically have been approximately 0.3% per reward earned, on average.

The Company participated in mining pools that used the full pay-per-share (“FPPS”) payout method for the six months ended June 30, 2024. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator fees determined as follows:

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

All consideration pursuant to this arrangement is variable. It is not probable that a significant reversal of cumulative revenue will occur. The Company is able to calculate the payout based on the contractual formula, non-cash revenue is estimated and recognized based on the fair value of Bitcoin on the date of contract inception. Fair value of the crypto asset consideration is determined using the midnight UTC spot price of the Company’s principal market for Bitcoin. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

There is no significant financing component in these transactions.

Expenses associated with running the digital assets mining business, such as equipment depreciation and electricity costs, are recorded as a component of cost of revenues.

Revenue Recognition Hotel Operations

The primary sources of revenue include room and food and beverage revenue from the Company’s hotels.

Rooms revenue represents revenue from the occupancy of the Company’s hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue from guest no-shows, daily use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay at the daily transaction price agreed to under the contract.

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

4. CHANGE IN PLAN OF SALE OF AGREE HOTEL PROPERTIES

On April 30, 2024, the Company had a change in plan of sale for its four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the not to sell.

For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2023, were reclassified in the December 31, 2023 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this change in plan of sale, the Company recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $8.0 million during the three months ended June 30, 2024. The fair values of property and equipment related to the real estate assets of AGREE were based on a discounted cash flow income approach for the hotel properties and a comparable sales market approach for the vacant land assets.

5. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three months ended June 30, 2024 and 2023. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2024 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$3,158,000	$1,181,000	$-	$8,745,000	$5,134,000	$11,699,000	$39,000	$672,000	$30,628,000
Europe	2,173,000	10,000	-	-	-	30,000	-	-	2,213,000
Middle East and other	5,281,000	45,000	-	-	-	-	-	-	5,326,000
Revenue from contracts with customers	10,612,000	1,236,000	-	8,745,000	5,134,000	11,729,000	39,000	672,000	38,167,000
Revenue, lending and trading activities (North America)	-	-	(9,763,000)	-	-	-	-	-	(9,763,000)
Total revenue	$10,612,000	$1,236,000	$(9,763,000)	$8,745,000	$5,134,000	$11,729,000	$39,000	$672,000	$28,404,000

Major Goods or Services
Radio frequency/microwave filters	$3,125,000	$-	$-	$-	$-	$-	$-	$-	$3,125,000
Power supply units and systems	2,166,000	1,236,000	-	-	-	-	-	-	3,402,000
Healthcare diagnostic systems	569,000	-	-	-	-	-	-	-	569,000
Defense systems	4,752,000	-	-	-	-	-	-	-	4,752,000
Digital assets mining	-	-	-	8,490,000	-	-	-	-	8,490,000
Hotel and real estate operations	-	-	-	255,000	5,134,000	-	-	-	5,389,000
Crane rental	-	-	-	-	-	11,700,000	-	-	11,700,000
Other	-	-	-	-	-	29,000	39,000	672,000	740,000
Revenue from contracts with customers	10,612,000	1,236,000	-	8,745,000	5,134,000	11,729,000	39,000	672,000	38,167,000
Revenue, lending and trading activities	-	-	(9,763,000)	-	-	-	-	-	(9,763,000)
Total revenue	$10,612,000	$1,236,000	$(9,763,000)	$8,745,000	$5,134,000	$11,729,000	$39,000	$672,000	$28,404,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,511,000	$-	$-	$8,745,000	$5,134,000	$30,000	$39,000	$672,000	$20,131,000
Services transferred over time	5,101,000	1,236,000	-	-	-	11,699,000	-	-	18,036,000
Revenue from contracts with customers	$10,612,000	$1,236,000	$-	$8,745,000	$5,134,000	$11,729,000	$39,000	$672,000	$38,167,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2024 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$5,222,000	$2,338,000	$-	$20,494,000	$8,140,000	$24,618,000	$67,000	$973,000	$61,852,000
Europe	4,684,000	14,000	-	-	-	68,000	-	-	4,766,000
Middle East and other	10,279,000	109,000	-	-	-	-	-	-	10,388,000
Revenue from contracts with customers	20,185,000	2,461,000	-	20,494,000	8,140,000	24,686,000	67,000	973,000	77,006,000
Revenue, lending and trading activities (North America)	-	-	(664,000)	-	-	-	-	-	(664,000)
Total revenue	$20,185,000	$2,461,000	$(664,000)	$20,494,000	$8,140,000	$24,686,000	$67,000	$973,000	$76,342,000

Major Goods or Services
Radio frequency/microwave filters	$5,216,000	$-	$-	$-	$-	$-	$-	$-	$5,216,000
Power supply units and systems	4,426,000	2,461,000	-	-	-	-	-	-	6,887,000
Healthcare diagnostic systems	1,100,000	-	-	-	-	-	-	-	1,100,000
Defense systems	9,443,000	-	-	-	-	-	-	-	9,443,000
Digital assets mining	-	-	-	19,937,000	-	-	-	-	19,937,000
Hotel and real estate operations	-	-	-	557,000	8,140,000	-	-	-	8,697,000
Crane rental	-	-	-	-	-	24,618,000	-	-	24,618,000
Other	-	-	-	-	-	68,000	67,000	973,000	1,108,000
Revenue from contracts with customers	20,185,000	2,461,000	-	20,494,000	8,140,000	24,686,000	67,000	973,000	77,006,000
Revenue, lending and trading activities	-	-	(664,000)	-	-	-	-	-	(664,000)
Total revenue	$20,185,000	$2,461,000	$(664,000)	$20,494,000	$8,140,000	$24,686,000	$67,000	$973,000	$76,342,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$10,274,000	$9,000	$-	$20,494,000	$8,140,000	$68,000	$67,000	$973,000	$40,025,000
Services transferred over time	9,911,000	2,452,000	-	-	-	24,618,000	-	-	36,981,000
Revenue from contracts with customers	$20,185,000	$2,461,000	$-	$20,494,000	$8,140,000	$24,686,000	$67,000	$973,000	$77,006,000

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2023 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOn Green	Fintech	Sentinum	AGREE	SMC	BMI	Energy	Total
Primary Geographical Markets
North America	$2,856,000	$541,000	$-	$8,693,000	$4,384,000	$2,625,000	$45,000	$12,590,000	$31,734,000
Europe	2,270,000	7,000	-	-	-	-	-	82,000	2,359,000
Middle East and other	3,614,000	176,000	-	-	-	-	-	-	3,790,000
Revenue from contracts with customers	8,740,000	724,000	-	8,693,000	4,384,000	2,625,000	45,000	12,672,000	37,883,000
Revenue, lending and trading activities (North America)	-	-	9,525,000	-	-	-	-	-	9,525,000
Total revenue	$8,740,000	$724,000	$9,525,000	$8,693,000	$4,384,000	$2,625,000	$45,000	$12,672,000	$47,408,000

Major Goods or Services
RF/microwave filters	$1,972,000	$-	$-	$-	$-	$-	$-	$-	$1,972,000
Power supply units & systems	1,564,000	645,000	-	-	-	-	-	-	2,209,000
Healthcare diagnostic systems	1,101,000	-	-	-	-	-	-	-	1,101,000
Defense systems	3,899,000	-	-	-	-	-	-	-	3,899,000
Digital assets mining	-	-	-	8,368,000	-	-	-	-	8,368,000
Hotel and real estate operations	-	-	-	325,000	4,384,000	-	-	-	4,709,000
Karaoke machines and related consumer goods	-	-	-	-	-	2,625,000	-	-	2,625,000
Crane rental	-	-	-	-	-	-	-	12,590,000	12,590,000
Other	204,000	79,000	-	-	-	-	45,000	82,000	410,000
Revenue from contracts with customers	8,740,000	724,000	-	8,693,000	4,384,000	2,625,000	45,000	12,672,000	37,883,000
Revenue, lending and trading activities	-	-	9,525,000	-	-	-	-	-	9,525,000
Total revenue	$8,740,000	$724,000	$9,525,000	$8,693,000	$4,384,000	$2,625,000	$45,000	$12,672,000	$47,408,000

Timing of Revenue Recognition
Goods transferred at a point in time	$4,720,000	$722,000	$-	$8,693,000	$4,384,000	$2,625,000	$45,000	$82,000	$21,271,000
Services transferred over time	4,020,000	2,000	-	-	-	-	-	12,590,000	16,612,000
Revenue from contracts with customers	$8,740,000	$724,000	$-	$8,693,000	$4,384,000	$2,625,000	$45,000	$12,672,000	$37,883,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2023 (excludes Ault Disruptive, as that segment has no revenue):

	GIGA	TurnOn Green	Fintech	Sentinum	AGREE	SMC	BMI	Energy	Total
Primary Geographical Markets
North America	$5,190,000	$1,326,000	$-	$16,498,000	$6,627,000	$6,008,000	$45,000	$25,675,000	$61,369,000
Europe	4,711,000	11,000	-	-	-	-	-	107,000	4,829,000
Middle East and other	7,547,000	263,000	-	-	-	-	-	-	7,810,000
Revenue from contracts with customers	17,448,000	1,600,000	-	16,498,000	6,627,000	6,008,000	45,000	25,782,000	74,008,000
Revenue, lending and trading activities (North America)	-	-	4,586,000	-	-	-	-	-	4,586,000
Total revenue	$17,448,000	$1,600,000	$4,586,000	$16,498,000	$6,627,000	$6,008,000	$45,000	$25,782,000	$78,594,000

Major Goods or Services
RF/microwave filters	$3,219,000	$-	$-	$-	$-	$-	$-	$-	$3,219,000
Power supply units & systems	4,678,000	1,470,000	-	-	-	-	-	-	6,148,000
Healthcare diagnostic systems	2,238,000	-	-	-	-	-	-	-	2,238,000
Defense systems	6,564,000	-	-	-	-	-	-	-	6,564,000
Digital assets mining	-	-	-	15,715,000	-	-	-	-	15,715,000
Hotel and real estate operations	-	-	-	783,000	6,627,000	-	-	-	7,410,000
Karaoke machines and related consumer goods	-	-	-	-	-	6,008,000	-	-	6,008,000
Crane rental	-	-	-	-	-	-	-	25,236,000	25,236,000
Other	749,000	130,000	-	-	-	-	45,000	546,000	1,470,000
Revenue from contracts with customers	17,448,000	1,600,000	-	16,498,000	6,627,000	6,008,000	45,000	25,782,000	74,008,000
Revenue, lending and trading activities	-	-	4,586,000	-	-	-	-	-	4,586,000
Total revenue	$17,448,000	$1,600,000	$4,586,000	$16,498,000	$6,627,000	$6,008,000	$45,000	$25,782,000	$78,594,000

Timing of Revenue Recognition
Goods transferred at a point in time	$10,126,000	$1,595,000	$-	$16,498,000	$6,627,000	$6,008,000	$45,000	$546,000	$41,445,000
Services transferred over time	7,322,000	5,000	-	-	-	-	-	25,236,000	32,563,000
Revenue from contracts with customers	$17,448,000	$1,600,000	$-	$16,498,000	$6,627,000	$6,008,000	$45,000	$25,782,000	$74,008,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	$304,000	$304,000	$-	$-
Investments in marketable equity securities	33,000	33,000	-	-
Cash and marketable securities held in trust account	794,000	794,000	-	-
Digital assets	224,000	224,000	-	-
Total assets measured at fair value	$1,355,000	$1,355,000	$-	$-

Liabilities:
Warrant and embedded conversion feature liabilities	$733,000	$-	$-	$733,000
Convertible promissory notes	18,980,000	-	-	18,980,000
Total liabilities measured at fair value	$19,713,000	$-	$-	$19,713,000

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend	$679,000	$679,000	$-	$-
Investments in marketable equity securities	27,000	27,000	-	-
Cash and marketable securities held in trust account	2,200,000	2,200,000	-	-
Total assets measured at fair value	$2,906,000	$2,906,000	$-	$-

Liabilities:
Warrant and embedded conversion feature liabilities	$1,742,000	$-	$-	$1,742,000
Convertible promissory notes	22,485,000	-	-	22,485,000
Total liabilities measured at fair value	$24,227,000	$-	$-	$24,227,000

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

The changes in Level 3 fair value hierarchy during the three and six months ended June 30, 2024 and 2023 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Purchases, Sales and Settlements	Transfer in and/or out of Level 3	Level 3 Balance at End of Period
Six months ended June 30, 2024
Warrant and embedded conversion feature liabilities	$1,742,000	$(1,009,000)	$-	$-	$733,000
Convertible promissory notes	22,485,000	-	770,000	(4,275,000)	18,980,000

Six months ended June 30, 2023
Warrant and embedded conversion feature liabilities	$2,967,000	$(3,222,000)	$5,860,000	$-	$5,605,000
Series E, F and G preferred stock liabilities	-	91,000	8,500,000	(328,000)	8,263,000
Convertible promissory notes	10,571,000	-	8,832,000	-	19,403,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Purchases, Sales and Settlements	Transfer in and/or out of Level 3	Level 3 Balance at End of Period
Three months ended June 30, 2024
Warrant and embedded conversion feature liabilities	$715,000	$18,000	$-	$-	$733,000
Convertible promissory notes	21,180,000	-	-	(2,200,000)	18,980,000

Three months ended June 30, 2023
Warrant and embedded conversion feature liabilities	$3,186,000	$(1,911,000)	$4,330,000	$-	$5,605,000
Series E, F and G preferred stock liabilities	8,500,000	91,000	-	(328,000)	8,263,000
Convertible promissory notes	12,776,000	-	6,627,000	-	19,403,000

7. EQUITY INVESTMENTS FOR WHICH MEASUREMENT ALTERNATIVE HAS BEEN SELECTED

As of June 30, 2024 and December 31, 2023, the Company held equity investments in other securities valued at $13.8 million and $21.8 million, respectively, that were valued using a measurement alternative. These investments are included in other equity securities in the accompanying consolidated balance sheets.

The Company has made cumulative downward adjustments for impairments for equity securities that do not have readily determinable fair values for the three months ended June 30, 2024 and 2023, totaling $6.3 million and $11.6 million, respectively. Approximately $6.3 million of the impairment charge for the three and six months ended June 30, 2024 was reflected in other income (expense) on the condensed consolidated statement of operations and comprehensive loss. Approximately $9.6 million of the impairment charge for the three months ended June 30, 2023 was reflected in other income (expense) and $2.0 million of the impairment charge related to Fintech lending operations and was recorded against revenue from lending and trading activities on the condensed consolidated statement of operations and comprehensive loss.

8. MARKETABLE EQUITY SECURITIES

Marketable equity securities with readily determinable market prices consisted of the following as of June 30, 2024 and December 31, 2023:

	Marketable equity securities at June 30, 2024
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$5,591,000	$6,000	$(5,064,000)	$33,000

	Marketable equity securities at December 31, 2023
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$5,119,000	$12,000	$(5,104,000)	$27,000

The Company’s investment in marketable equity securities is revalued on each balance sheet date.

9. DIGITAL ASSETS

The following table presents revenue from mined digital assets for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue from mined digital assets at Sentinum owned and operated facilities	$6,339,000	$7,367,000	$15,201,000	$14,714,000
Revenue from Sentinum digital mining equipment hosted at third-party facilities	2,151,000	1,001,000	4,736,000	1,001,000
Revenue, digital assets mining	$8,490,000	$8,368,000	$19,937,000	$15,715,000

The following table presents the activities of the digital assets (included in prepaid expenses and other current assets) for the six months ended June 30, 2024 and 2023:

Digital Assets
Balance at January 1, 2024	$546,000
Additions of mined digital assets	15,201,000
Sale of digital assets	(15,534,000)
Payments to vendors with digital assets	(19,000)
Payment of notes payable with digital assets	(506,000)
Payment of interest payable with digital assets	(142,000)
Realized gain on sale of digital assets	651,000
Unrealized gain on digital assets	27,000
Balance at June 30, 2024	$224,000

Digital Assets
Balance at January 1, 2023	$554,000
Additions of mined digital assets	14,714,000
Sale of digital assets	(15,040,000)
Payments to vendors with digital assets	(13,000)
Impairment of mined digital assets	(263,000)
Realized gain on sale of digital assets	348,000
Balance at June 30, 2023	$300,000

10. PROPERTY AND EQUIPMENT, NET

At June 30, 2024 and December 31, 2023, property and equipment consisted of:

	June 30, 2024	December 31, 2023
Building, land and improvements	$94,148,000	$101,524,000
Digital assets mining equipment	50,640,000	50,640,000
Crane rental equipment	34,364,000	34,469,000
Computer, software and related equipment	15,012,000	14,335,000
Aircraft	15,983,000	15,983,000
Other property and equipment	12,985,000	11,356,000
	223,132,000	228,307,000
Accumulated depreciation and amortization	(42,366,000)	(30,953,000)
Property and equipment, net	$180,766,000	$197,354,000

Summary of depreciation expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation expense	$6,151,000	$7,966,000	$11,929,000	$13,876,000

11. INTANGIBLE ASSETS, NET

At June 30, 2024 and December 31, 2023, intangible assets consisted of:

	Useful Life	June 30, 2024	December 31, 2023
Definite lived intangible assets:
Developed technology	3-8 years	$1,769,000	$1,949,000
Customer list	8-10 years	3,540,000	3,596,000
Trade names	5-10 years	1,030,000	1,030,000
Domain name and other intangible assets	5 years	590,000	612,000
		6,929,000	7,187,000
Accumulated amortization		(2,079,000)	(1,910,000)
Total definite-lived intangible assets		$4,850,000	$5,277,000

Indefinite lived intangible assets:
Trade name and trademark	Indefinite life	474,000	477,000
Total intangible assets, net		$5,324,000	$5,754,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Summary of amortization expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amortization expense	$55,000	$254,000	$212,000	$507,000

As of June 30, 2024, intangible assets subject to amortization have an average remaining useful life of 7.5 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2024 (remainder)	$569,000
2025	698,000
2026	698,000
2027	698,000
2028	688,000
2029	467,000
Thereafter	1,032,000
$4,850,000

12. GOODWILL

The following table summarizes the changes in the Company’s goodwill for the six months ended June 30, 2024:

Goodwill
Balance as of January 1, 2024	$6,088,000
Effect of exchange rate changes	(172,000)
Balance as of June 30, 2024	$5,916,000

13. INVESTMENTS – RELATED PARTIES

Investments in Alzamend and Ault & Company, Inc. (“Ault & Company”) at June 30, 2024 and December 31, 2023, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company

	Interest	Due	June 30,	December 31,
	Rate	Date	2024	2023
Promissory note, related party	8%	Dec. 31, 2024	$-	$2,500,000
Accrued interest receivable Ault & Company			-	568,000
Other - Alzamend			-	900,000
Total investment in promissory notes and other, related parties			$-	$3,968,000

Summary of interest income, related party, recorded within interest and other income on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income, related party	$-	$50,000	$-	$100,000

During the three months ended March 31, 2024, due to uncertainties surrounding collection, the Company recorded a loan loss reserve of $3.1 million related to the promissory note from Ault & Company, reversed the related accrued receivable and did not record interest income on the note.

Investment in Alzamend Series B Convertible Preferred Stock, Warrants and Common Stock, Related Parties – Alzamend

	Investments in common stock, related parties at June 30, 2024
	Cost	Gross unrealized losses	Fair value
Common shares	$24,697,000	$(24,393,000)	$304,000
Alzamend series B convertible preferred stock, warrants	$2,100,000	$-	$2,100,000

	Investments in common stock, related parties at December 31, 2023
	Cost	Gross unrealized losses	Fair value
Common shares	$24,688,000	$(24,009,000)	$679,000

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023
Balance at April 1	$768,000	$4,856,000
Investment in common stock of Alzamend	3,000	10,000
Unrealized gain (loss) in common stock of Alzamend	(467,000)	970,000
Balance at June 30	$304,000	$5,836,000

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Balance at January 1	$679,000	$6,449,000
Investment in common stock of Alzamend	8,000	15,000
Unrealized gain (loss) in common stock of Alzamend	(383,000)	(628,000)
Balance at June 30	$304,000	$5,836,000

Ault Lending, LLC (“Ault Lending”) Investment in Alzamend Series B Convertible Preferred Stock and Warrants

	June 30,	December 31,
	2024	2023
Investment in Alzamend preferred stock	$2,100,000	$-
Total investment in other investments securities, related party	$2,100,000	$-

In connection with a securities purchase agreement entered into with Alzamend in January 2024, the Company purchased 2,100 shares of Alzamend Series B Convertible Preferred Stock and warrants to purchase 2.1 million shares of Alzamend common stock with a five-year term and an exercise price of $1.20 per share for a total purchase price of $2.1 million.

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

14. EQUITY METHOD INVESTMENT

Equity Investments in Unconsolidated Entity – The Singing Machine Company, Inc. (“SMC”)

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, SMC, included in other assets on the condensed consolidated balance sheet, during the three months ended June 30, 2024:

Rollforward investment in unconsolidated entity	Amount
Beginning balance - April 1, 2024	$1,290,000
Loss from investment in unconsolidated entity	(1,290,000)
Ending balance - June 30, 2024	$-

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, SMC, included in other assets on the condensed consolidated balance sheet, during the six months ended June 30, 2024:

Rollforward investment in unconsolidated entity	Amount
Beginning balance - January 1, 2024	$1,957,000
Loss from investment in unconsolidated entity	(1,957,000)
Ending balance - June 30, 2024	$-

The following table provides summarized financial information for the Company’s ownership interest in SMC accounted for under the equity method and has been compiled from SMC’s financial statements. Amounts presented represent totals at the investee level and not the Company’s proportionate share:

Summarized Statements of Operations

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2024	2024
Revenue	$2,440,000	$4,866,000
Gross profit	$324,000	$826,000
Loss from operations	$(6,154,000)	$(8,441,000)
Net loss	$(6,119,000)	$(8,486,000)

Summarized Balance Sheet Information

	June 30,	December 31,
	2024	2023
Current assets	$11,791,000	$23,206,000
Non-current assets	$576,000	$4,509,000
Current liabilities	$9,103,000	$16,209,000
Non-current liabilities	$4,136,000	$3,928,000

15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at June 30, 2024 and December 31, 2023 consisted of:

	June 30,	December 31,
	2024	2023
Accounts payable	$27,038,000	$34,485,000
Accrued payroll and payroll taxes	9,961,000	9,963,000
Financial instrument liabilities	578,000	832,000
Interest payable	7,397,000	4,197,000
Accrued legal	2,502,000	2,340,000
Accrued lender profit participation rights	1,642,000	1,661,000
Other accrued expenses	19,676,000	15,947,000
	$68,794,000	$69,425,000

16. DIVIDEND PAYABLE IN TURNONGREEN COMMON STOCK

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

17. ROI TRANSFERS OF WHITE RIVER COMMON STOCK

In January of 2024, ROI announced that it had concluded that, for regulatory reasons, ROI would be unable to effect the distribution of its shares of common stock of White River as contemplated by a registration statement previously filed by White River. In an effort to attempt to fulfill its original intent to transfer the shares to ROI shareholders of record as of September 30, 2022, ROI would send such shareholders an agreement whereby qualified shareholders can demonstrate to ROI’s satisfaction that they in fact were beneficial shareholders of ROI’s common or preferred stock as of September 30, 2022 and affirm that they are “accredited investors” by July 26, 2024.

During the six months ended June 30, 2024, ROI transferred 12.0 million shares of White River common stock with a fair value of $19.2 million at the date of transfer to certain of its accredited investors to resolve the matters discussed above.

In conjunction with the transfers to non-controlling interests, shares of ROI’s investment in White River’s Series A Convertible Preferred Stock were converted into shares of White River common stock, resulting in a non-cash $17.9 million gain on conversion.

Ault Lending Transfer

On February 14, 2024, ROI transferred 2.5 million shares of White River common stock with a carryover basis of $0.5 million and a fair value of $7.5 million on the date of transfer to Ault Lending.

18. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF SUBSIDIARY LIABILITY

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. As of June 30, 2024, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $0.8 million. During the six months ended June 30, 2024, shares of Ault Disruptive common stock were redeemed for an aggregate redemption amount of $1.4 million.

The following table summarizes the changes in the Company’s redeemable noncontrolling interests in equity of subsidiaries during the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023
Redeemable noncontrolling interests in equity of subsidiaries as of April 1	$784,000	$118,672,000
Redemption of ADRT common stock	-	(120,064,000)
Remeasurement of carrying value to redemption value	11,000	3,343,000
Redeemable noncontrolling interests in equity of subsidiaries as of June 30	$795,000	$1,951,000

The following table summarizes the changes in the Company’s redeemable noncontrolling interests in equity of subsidiaries during the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
	2024	2023
Redeemable noncontrolling interests in equity of subsidiaries as of January 1	$2,224,000	$117,993,000
Redemption of ADRT common stock	(1,463,000)	(120,064,000)
Remeasurement of carrying value to redemption value	34,000	4,022,000
Redeemable noncontrolling interests in equity of subsidiaries as of June 30	$795,000	$1,951,000

19. NOTES PAYABLE

Notes payable at June 30, 2024 and December 31, 2023, were comprised of the following:

	Collateral	Guarantors	Interest rate	Due date	June 30, 2024	December 31, 2023
AGREE secured construction loans	AGREE hotels		7.0%	January 1, 2025	$68,689,000	$67,632,000
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $30.2 million	-	8.4%	December 16, 2025	15,031,000	15,907,000
16% promissory note (in default)	-	Ault & Company and Milton C. Ault, III	16.0%	July 15, 2024	4,822,000	2,572,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $4.5 million	-	10.5%	September 15, 2025 through June 15, 2027	4,638,000	5,629,000
15% term notes	-	Milton C. Ault, III	15.0%	September 30, 2024	3,499,000	-
15% promissory notes	-	Milton C. Ault, III	15.0%	December 4, 2024	2,400,000	-
8% demand loans	-	-	8.0%	Upon demand	-	950,000
Short-term bank credit facilities	-	-	5.2%	Renews monthly	2,718,000	1,464,000
Sentinum note payable	-	-	12.5%	-	-	1,067,000
ROI promissory note (in default)	-	-	18.0%	April 30, 2024	2,094,000	-
Other ($0.9 million in default)	-	-	-	-	2,948,000	3,518,000
Total notes payable					$106,839,000	$98,739,000
Less:
Unamortized debt discounts					(748,000)	(453,000)
Total notes payable, net					$106,091,000	$98,286,000
Less: current portion					(89,643,000)	(12,866,000)
Notes payable – long-term portion					$16,448,000	$85,420,000

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

15% Term Notes

On April 29, 2024, the Company entered into note agreements totaling $3.5 million with an institutional investor bearing interest of 15%. The term notes were issued at a discount, with net proceeds to the Company of $3.1 million. The term notes were amended to extend the maturity dates to September 30, 2024.

$20 Million Credit Agreement

On June 4, 2024 the Company entered into a Loan Agreement (the “Credit Agreement”) with two institutional investors (collectively, the “Lender”). The Credit Agreement provides for an unsecured, non-revolving credit facility with an aggregate draw limit of $20.0 million. However, the Company is restricted to having no more than $2.0 million in principal amount of outstanding advances at any given time under the Credit Agreement. As of June 30, 2024, $2.0 million has been advanced, exclusive of $0.4 million original issue discount.

All loans under the Credit Agreement will be evidenced by a promissory note. The Lender made an Advance to the Company of $1.5 million on the execution date. The advances are due December 4, 2024, provided, however, that if on such date, the Company has executed an equity line of credit agreement relating to the sale of shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, has an effective registration statement relating thereto and is not currently in default under such agreement, then the maturity date shall be automatically extended until June 4, 2025. The Lender is not obligated to make any further Advances under the Credit Agreement after the maturity date. Advances under the Credit Agreement will include the addition of an original issuance discount of 20% to the amount of each Advance and all Advances will bear interest at the rate of 15.0% per annum and may be repaid at any time without penalty or premium.

The obligations of the Company under the Credit Agreement are secured by a guaranty provided by Milton C. Ault, the Executive Chairman of the Company.

Notes Payable Maturities

The contractual maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of June 30, 2024 were:

Year
2024 (remainder)	$20,930,000
2025	85,497,000
2026	382,000
2027	15,000
2028	15,000
$106,839,000

Interest Expense

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contractual interest expense	$3,336,000	$2,547,000	$6,622,000	$5,942,000
Forbearance fees	750,000	6,198,000	2,250,000	7,538,000
Amortization of debt discount	1,297,000	7,182,000	3,434,000	16,177,000
Total interest expense	$5,383,000	$15,927,000	$12,306,000	$29,657,000

20. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at June 30, 2024 and December 31, 2023, were comprised of the following:

	Interest rate	Due date	June 30, 2024	December 31, 2023
Notes from officers – Ault Alliance	18%	-	$-	$98,000
Notes from officers - TurnOnGreen	14%	Past due	46,000	51,000
Notes from board member - ROI	No interest	Upon demand	50,000	90,000
Ault & Company advances	No interest	Upon demand	-	1,909,000
Advances from officers - GIGA	8%	Upon demand	53,000	52,000
Other related party advances	No interest	Upon demand	134,000	175,000
Total notes payable			$283,000	$2,375,000

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense, related party	$3,000	$-	$19,000	$-

21. CONVERTIBLE NOTES

Convertible notes payable at June 30, 2024 and December 31, 2023, were comprised of the following:

	Conversion price per share	Interest rate	Due date	June 30, 2024	December 31, 2023
Convertible promissory note – original issue discount (“OID”) only	90% of 5-day VWAP	OID Only	September 28, 2024	$443,000	$1,673,000
Avalanche International Corp. (“AVLP”) convertible promissory notes, principal	$0.35 (AVLP stock)	7%	August 22, 2025	9,911,000	9,911,000
GIGA senior secured convertible notes - in default(1)	$0.25 (GIGA stock)	18%	October 11, 2024	4,381,000	4,388,000
ROI senior secured convertible note - in default(1)	$0.11 (ROI stock)	OID Only	April 27, 2024	4,245,000	6,513,000
Fair value of embedded conversion options				154,000	910,000
Total convertible notes payable				19,134,000	23,395,000
Less: unamortized debt discounts				(75,000)	(2,179,000)
Total convertible notes payable, net of financing cost, long term				$19,059,000	$21,216,000
Less: current portion				(9,606,000)	(11,763,000)
Convertible notes payable, net of financing cost – long-term portion				$9,453,000	$9,453,000

(1)	See Arena litigation discussed in Note 22 below.

6% Convertible Promissory Notes

On March 11, 2024, the Company entered into a note purchase agreement with two institutional investors pursuant to which the investors agreed to acquire, and the Company agreed to issue and sell in a registered direct offering to the investors an aggregate of $2.0 million convertible promissory notes, bearing interest of 6%. The convertible promissory notes were converted into shares of Class A common stock in May 2024 at a conversion price of $0.35 per share and the Company recognized a $0.7 million loss on extinguishment of debt.

ROI Gain on Extinguishment of Senior Secured Convertible Notes

During the six months ended June 30, 2024, ROI converted $2.3 million of ROI senior secured convertible notes that had a fair value of $0.9 million at the time of conversion and recognized a $1.4 million gain on extinguishment of debt.

The contractual maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of June 30, 2024 were:

Year	Principal
2024	$9,069,000
2025	9,911,000
$18,980,000

Significant inputs associated with the embedded conversion options include:

	June 30, 2024	December 31, 2023	At Inception
Contractual term in years	Variable	2.7	1.0
Volatility	75%	82%	111%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.9%	4.0%	3.5%

Activity related to the embedded conversion option derivative liabilities for the six months ended June 30, 2024 was as follows:

Balance as of January 1, 2024	$910,000
Change in fair value	(756,000)
Ending balance as of June 30, 2024	$154,000

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

Arena Litigation

Arena Investors, LP (ROI Litigation)

On May 30, 2024, Arena Investors, LP (“Arena”), in its capacity as collateral agent for five noteholders, filed a filed a Complaint (the “ROI Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and ROI, in action captioned Arena Investors, LP v. Ault Alliance, Inc. and RiskOn International, Inc., Index No. 652792/2024.

The ROI Complaint asserts a cause of action for breach of contract against the Company based on a Guaranty, dated April 27, 2023, and entered into, amongst others, the Company and Arena, and seeks damages in the amount of in excess of $3.75 million, plus interest, attorneys’ fees, costs, expenses, and disbursements.

The ROI Complaint also asserts a cause of action for breach of contract against ROI based on an alleged breach of that certain Security Agreement, dated April 27, 2023, and entered into among ROI and Arena. In connection with this cause of action, Arena seeks, among other things, costs and expenses from the Company and ROI.

On July 31, 2024, the Company and ROI filed a motion to dismiss seeking to partially dismiss the ROI Complaint, as against the Company, and to dismiss the Compliant, in its entirety, as against ROI.

The deadline for Arena to file its opposition to the motion to dismiss is September 27, 2024.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, the Company has recorded the unpaid portion of the notes. An unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

Arena Investors, LP (Gresham Litigation)

On June 6, 2024, Arena, in its capacity as collateral agent for Arena and Walleye Opportunities Master Fund Ltd. (“Walleye”), filed a Complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and GIGA, in action captioned Arena Investors, LP v. Gresham Worldwide, Inc. f/k/a Giga-Tronics Incorporated and Ault Alliance, Inc., Index No. 652898/2024.

On July 8, 2024, Arena filed an Amended Complaint (the “Amended Complaint”) in the above-referenced action.  The Amended Complaint asserts a cause of action against the Company for declaratory and injunctive relief seeking an injunction enjoining the Company, and its agent, affiliates, servants, and employees from taking actions in breach of that certain Subordination Agreement, dated January 9, 2023, and entered into among Walleye, Arena, and the Company.

The Amended Complaint also asserts causes of action for breach of contract against GIGA based on two discrete convertible promissory notes (the “Notes”) that GIGA entered into with each of Arena and Walleye, as well as a claim for breach duty of good faith and fair dealing, against GIGA, and seeks, among other things, monetary damages in excess of $4.2 million, with interest thereon, attorneys’ fees, costs, and disbursements.  The Amended Complaint further asserts another cause of action against GIGA for breach of contract seeking declaratory and injunctive relief based on alleged inspection rights contained in a Security Agreement, dated January 9, 2023 (the “Security Agreement”), and entered into between the Walleye, Arena, and GIGA, which seeks the issuance of an injunction related to such alleged inspection rights, plus the costs and out-of-pocket expenses associated with the enforcement of same.

On July 12, 2024, the Court granted injunctive relief to Arena and ordered GIGA to comply with the inspection rights provision of the Security Agreement by July 17, 2024.

On July 19, 2024, Arena voluntarily discontinued its cause of action for breach duty of good faith and fair dealing claim against GIGA.

On July 29, 2024, the Company and GIGA filed a motion to dismiss, strike, and for sanctions (the “Motion”), in response to the Amended Complaint, on the grounds that, amongst other things, the underlying Notes are criminally usurious under New York.

The deadline for Arena to file its opposition to the Motion is September 19, 2024.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, the Company has recorded the unpaid portion of the Notes. An unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

Other Litigation Matters

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

The Company had accrued loss contingencies related to litigation matters of $2.5 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively.

23. STOCKHOLDERS’ EQUITY

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

2023 Issuances

Common ATM Offering

During the three and six months ended June 30, 2024, the Company sold an aggregate of 0 and 25.6 million shares of Class A common stock pursuant to the At-The-Market issuance sales agreement, as amended, entered into with Ascendiant Capital Markets, LLC in 2023 (the “2023 Common ATM Offering”) for gross proceeds of $0 and $14.6 million, respectively.

Series C Convertible Preferred Stock Offering, Related Party

During the three and six months ended June 30, 2024, the Company sold to Ault & Company an aggregate of 500 and 2,500 shares of Series C Preferred Stock and Warrants to purchase 0.1 million and 0.7 million shares of Class A common stock, for a total purchase price of $0.5 million and $2.5 million, respectively.

ELOC Purchase Agreement

On June 20, 2024, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Orion Equity Partners, LLC (“Orion”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct Orion to purchase up to an aggregate of $25.0 million of shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Preferred Shares”) over the 36-month term of the ELOC Purchase Agreement at a purchase price equal to 91% of the average closing stock price during the seven consecutive trading days immediately preceding a given purchase date. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a resale registration statement registering the Preferred Shares for sale (the “Registration Statement”).

In consideration for Orion’s execution of the ELOC Purchase Agreement, the Company is required to issue to Orion, as a commitment fee, a number of Preferred Shares having an aggregate dollar value equal to $0.5 million (“Commitment Fee Shares”), payable in five, equal tranches on each of (i) one business day of the effectiveness of the Registration Statement (the “Initial Issuance”) and (ii) the two, four, six and eight month anniversaries of the Initial Issuance.

The ELOC Purchase Agreement may be terminated by the Company at any time after commencement, at its discretion, provided that at the time of termination, the Company does not have any outstanding amounts owed to the Lenders, who are affiliates of Orion, pursuant to the Credit Agreement.

24. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes. The Company’s effective tax rate (“ETR”) from continuing operations was 0.1% and 2.2% for the three months ended June 30, 2024 and 2023, respectively, and (0.1%) and 1.0% for the six months ended June 30, 2024 and 2023, respectively. The Company recorded an income tax provision of $24,000 and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and an income tax benefit of ($20,000) and an income tax provision of $1.1 million for the six months ended June 30, 2024 and 2023, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

25. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023
Convertible preferred stock	125,748,000	-
Warrants	14,918,000	2,000
Convertible notes	355,000	-
Stock options	1,000	1,000
Total	141,022,000	3,000

26. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of June 30, 2024 and 2023; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three and six months ended June 30, 2024:

Six months ended June 30, 2024

	GIGA	TurnOnGreen	Fintech	Sentinum	AGREE	Ault Disruptive	Energy	ROI	Holding Co.	Total
Revenue	$20,185,000	$2,461,000	$-	$-	$-	$-	$68,000	$67,000	$973,000	$23,754,000
Revenue, digital assets mining	-	-	-	19,937,000	-	-	-	-	-	19,937,000
Revenue, hotel and real estate operations	-	-	-	557,000	8,140,000	-	-	-	-	8,697,000
Revenue, crane operations	-	-	-	-	-	-	24,618,000	-	-	24,618,000
Revenue, lending and trading activities	-	-	(664,000)	-	-	-	-	-	-	(664,000)
Total revenues	$20,185,000	$2,461,000	$(664,000)	$20,494,000	$8,140,000	$-	$24,686,000	$67,000	$973,000	$76,342,000

Depreciation and amortization expense	$392,000	$48,000	$-	$8,152,000	$391,000	$-	$2,087,000	$38,000	$1,033,000	$12,141,000

Impairment of property and equipment	$-	$-	$-	$-	$7,955,000	$-	$-	$-	$-	$7,955,000

(Loss) income from operations	$(3,033,000)	$(1,302,000)	$(850,000)	$2,821,000	$(7,582,000)	$(664,000)	$950,000	$(7,014,000)	$(9,632,000)	$(26,306,000)

Interest expense	$(769,000)	$(157,000)	$(8,000)	$(118,000)	$(2,983,000)	$(38,000)	$(2,011,000)	$(2,543,000)	$(3,679,000)	$(12,306,000)

Capital expenditures for the six months ended June 30, 2024	$244,000	$8,000	$-	$985,000	$662,000	$-	$1,866,000	$59,000	$73,000	$3,897,000

Segment identifiable assets as of June 30, 2024	$26,949,000	$3,939,000	$18,306,000	$52,949,000	$84,379,000	$847,000	$50,359,000	$1,179,000	$25,956,000	$264,863,000

Three months ended June 30, 2024

	GIGA	TurnOnGreen	Fintech	Sentinum	AGREE	Ault Disruptive	Energy	ROI	Holding Co.	Total
Revenue	$10,612,000	$1,236,000	$-	$-	$-	$-	$29,000	$39,000	$672,000	$12,588,000
Revenue, digital assets mining	-	-	-	8,490,000	-	-	-	-	-	8,490,000
Revenue, hotel and real estate operations	-	-	-	255,000	5,134,000	-	-	-	-	5,389,000
Revenue, crane operations	-	-	-	-	-	-	11,700,000	-	-	11,700,000
Revenue, lending and trading activities	-	-	(9,763,000)	-	-	-	-	-	-	(9,763,000)
Total revenues	$10,612,000	$1,236,000	$(9,763,000)	$8,745,000	$5,134,000	$-	$11,729,000	$39,000	$672,000	$28,404,000

Depreciation and amortization expense	$95,000	$24,000	$-	$4,101,000	$391,000	$-	$1,057,000	$20,000	$518,000	$6,206,000

Impairment of property and equipment	$-	$-	$-	$-	$7,955,000	$-	$-	$-	$-	$7,955,000

(Loss) income from operations	$445,000	$(807,000)	$(9,858,000)	$(548,000)	$(7,804,000)	$(278,000)	$(238,000)	$(3,352,000)	$(4,485,000)	$(26,925,000)

Interest expense	$(142,000)	$(88,000)	$(3,000)	$-	$(960,000)	$(22,000)	$(944,000)	$(942,000)	$(2,282,000)	$(5,383,000)

Capital expenditures for the three months ended June 30, 2024	$193,000	$-	$-	$692,000	$73,000	$-	$1,415,000	$29,000	$24,000	$2,426,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three and six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	GIGA	TurnOn Green	Fintech	Sentinum	AGREE	Ault Disruptive	SMC	Energy	ROI	Holding Co.	Total
Revenue	$17,448,000	$1,600,000	$-	$-	$-	$-	$6,008,000	$546,000	$45,000	$-	$25,647,000
Revenue, digital assets mining	-	-	-	15,715,000	-	-	-	-	-	-	15,715,000
Revenue, commercial real estate leases	-	-	-	783,000	-	-	-	-	-	-	783,000
Revenue, lending and trading activities	-	-	4,586,000	-	-	-	-	-	-	-	4,586,000
Revenue, crane operations	-	-	-	-	-	-	-	25,236,000	-	-	25,236,000
Revenue, hotel operations	-	-	-	-	6,627,000	-	-	-	-	-	6,627,000
Total revenues	$17,448,000	$1,600,000	$4,586,000	$16,498,000	$6,627,000	$-	$6,008,000	$25,782,000	$45,000	$-	$78,594,000

Depreciation and amortization expense	$566,000	$44,000	$-	$8,570,000	$1,634,000	$-	$441,000	$1,980,000	$120,000	$1,028,000	$14,383,000

Income (loss) from operations	$(5,117,000)	$(2,569,000)	$2,130,000	$(1,702,000)	$(1,399,000)	$(838,000)	$(4,779,000)	$(32,721,000)	$(20,275,000)	$(14,653,000)	$(81,923,000)

Capital expenditures for the six months ended June 30, 2023	$135,000	$10,000	$-	$1,165,000	$5,517,000	$-	$184,000	$1,336,000	$407,000	$2,592,000	$11,346,000

Identifiable assets as of December 31, 2023	$31,374,000	$4,714,000	$17,027,000	$59,903,000	$90,991,000	$2,347,000	$-	$46,557,000	$9,920,000	$30,266,000	$293,102,000

	Three Months Ended June 30, 2023
	GIGA	TurnOn Green	Fintech	Sentinum	AGREE	Ault Disruptive	SMC	Energy	ROI	Holding Co.	Total
Revenue	$8,740,000	$724,000	$-	$-	$-	$-	$2,625,000	$82,000	$45,000	$-	$12,216,000
Revenue, digital assets mining	-	-	-	8,368,000	-	-	-	-	-	-	8,368,000
Revenue, commercial real estate leases	-	-	-	325,000	-	-	-	-	-	-	325,000
Revenue, lending and trading activities	-	-	9,525,000	-	-	-	-	-	-	-	9,525,000
Revenue, crane operations	-	-	-	-	-	-	-	12,590,000	-	-	12,590,000
Revenue, hotel operations	-	-	-	-	4,384,000	-	-	-	-	-	4,384,000
Total revenues	$8,740,000	$724,000	$9,525,000	$8,693,000	$4,384,000	$-	$2,625,000	$12,672,000	$45,000	$-	$47,408,000

Depreciation and amortization expense	$(24,000)	$(99,000)	$-	$5,235,000	$796,000	$-	$70,000	$910,000	$37,000	$418,000	$7,343,000

Income (loss) from operations	$(2,445,000)	$(1,589,000)	$9,115,000	$(1,227,000)	$156,000	$(455,000)	$(2,528,000)	$(34,691,000)	$(12,219,000)	$(4,622,000)	$(50,505,000)

Capital expenditures for the three months ended June 30, 2023	$89,000	$-	$-	$113,000	$2,818,000	$-	$42,000	$1,005,000	$-	$258,000	$4,325,000

27. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
			For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Customer A	*	*	22%	*	20%	*
Customer B	*	*	*	*	*	15%
Customer C	26%	15%	16%	*	11%	*

*	less than 10%

28. SUBSEQUENT EVENTS

Additional Closing of Series C Preferred Stock, Related Party

On August 2, 2024, the Company sold to Ault & Company 300 shares of Series C Preferred Stock and Warrants to purchase 0.1 million shares of Class A common stock, for a total purchase price of $0.3 million.

Term Note

On July 2, 2024, the Company entered into a term note agreement with institutional investors of up to $2.6 million, of which the principal amount of $1.8 million was immediately funded. The term note was issued at a discount, with net proceeds to the Company of $1.5 million. The term note does not accrue any interest. The term note was scheduled to mature on August 2, 2024. The term note is guaranteed by Mr. Ault. The term note maturity was extended to September 16, 2024, and an extension fee of $0.2 million accrues monthly until the term note is paid in full.

Amendment to Loan and Guarantee Agreement

On July 25, 2024, the loan and guarantee agreement, dated as of December 14, 2023, as amended, pursuant to which the Company has guaranteed financial obligations of Ault & Company borrowings, was amended to extend the deadline, from July 22, 2024 to July 31, 2024, by which date the Company was required to have the $7.4 minimum balance in the restricted cash account and required that the Company deposit $600,000 in the Segregated account on July 25, 2024.

On August 16, 2024, the Company agreed to deposit, by no later than September 1, 2024, an additional $1.5 million into the Segregated Account as well as make a modification payment to the institutional lenders in the amount of $0.3 million by no later than September 15, 2024. As a result of the foregoing amendments, the Company is required to deposit additional incremental amounts such that at or prior to the nine-month anniversary, the one-year anniversary and the two-year anniversary of December 14, 2023, the Company shall have deposited the required funds such that the balance in the Segregated Account shall not be less than $15.0 million, $20.0 million and $27.5 million, respectively.

Convertible Promissory Note

On July 18, 2024 the Company entered into a note purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which the Investor purchased from the Company, on July 19, 2024, in a registered direct offering, a $5.4 million 10% OID Convertible Promissory Note (the “Note”). The Note was sold to the Investor for a purchase price of $4.9 million, which includes an original issue discount of $0.5 million. The Note accrues interest at the rate of 15%. The Note will mature on October 19, 2024. The Note is convertible into shares of Series A common stock at a conversion price of $0.22 per share (the “Conversion Price”), subject to adjustment. If, on September 2, 2024 (the “Adjustment Date”), the closing bid price of the Series A common stock is lower than the Conversion Price, then the Conversion Price shall be reduced to eighty-five percent (85%) of the closing bid price of the Series A common stock on the Adjustment Date. However, if, after the issuance date and prior to the date on which the Company obtains stockholder approval of the Note (the “Stockholder Approval”), the holder of the Note has converted a portion of the outstanding amount under the Note into Series A common stock in an aggregate amount equal to 19.99% of the total shares of Series A common stock issued and outstanding as of the execution date of the Purchase Agreement, in accordance with the rules and regulations of the NYSE, then the Adjustment Date shall be extended by such number of days between such date and the date on which the Company obtains Stockholder Approval.

Merger Agreement

On June 23, 2024, Ault Disruptive entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among Ault Disruptive, ADRT Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Ault Disruptive (“Merger Sub”), and Gresham Worldwide, Inc., a California corporation (“GIGA”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Merger Sub was intended to merge with and into GIGA (the “Merger”), with GIGA being the surviving corporation and thereby becoming a wholly owned subsidiary of Ault Disruptive. Upon the Closing of the Business Combination (the “Effective Time”), it was expected that Ault Disruptive would be renamed Gresham Worldwide, Inc., and thereafter remain listed on the NYSE American under a new ticker symbol, “GWWI.”

However, on August 14, 2024, GIGA filed a petition for reorganization under Chapter XI of the bankruptcy laws. Consequently, Ault Disruptive was required to terminate the Merger Agreement, which it did on August 15, 2024.  Ault Disruptive does not presently intend to enter into a new agreement and plan of merger with a third party.

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

Recent Events and Developments

On December 14, 2023, we, along with our wholly owned subsidiaries Sentinum, Third Avenue, ACS, BNI Montana, Ault Lending, Ault Aviation and AGREE (collectively with our company, Sentinum, Third Avenue, ACS, BNI Montana, Ault Lending and Ault Aviation, the “Guarantors”) entered into a Loan and Guaranty Agreement (the “2023 Loan Agreement”) with institutional lenders, pursuant to which Ault & Company, Inc. (“Ault & Company”), a related party, borrowed $36 million and issued secured promissory notes to the lenders in the aggregate amount of $38.9 million (collectively, the “Secured Notes”; and the transaction, the “Loan”). The 2023 Loan Agreement was amended as of April 15, 2024.

Pursuant to the 2023 Loan Agreement, the Guarantors, as well as Milton C. Ault, III, our Executive Chairman and the Chief Executive Officer of Ault & Company, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) 19,226 Antminers (the “Miners”), (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Third Avenue, Ault Energy, LLC, our wholly owned subsidiary (“Ault Energy”), ADTC, Eco Pack, and Circle 8 Holdco, (iii) a mortgage and security agreement by Third Avenue on the real estate property owned by Third Avenue in St. Petersburg, Florida (the “Florida Property”), (iv) a future advance mortgage by ACS on the real estate property owned by ACS in Dowagiac, Michigan (the “Michigan Property”), (v) an aircraft mortgage and security agreement by Ault Aviation on a private aircraft owned by Ault Aviation (the “Aircraft”), and (vi) deposit account control agreements over certain bank accounts held by certain of our subsidiaries.

In addition, pursuant to the 2023 Loan Agreement, we agreed to establish a segregated deposit account (the “Segregated Account”), which would be used as a further guarantee of repayment of the Secured Notes. $3.5 million of cash was paid into the Segregated Account on the closing date. We are required to have the minimum balance in the Segregated Account be not less than $7 million, $15 million, $20 million and $27.5 million on the five-month, nine-month, one-year and two-year anniversaries of the closing date, respectively. In addition, starting on March 31, 2024, we were required to deposit $0.3 million monthly into the Segregated Account, which increases to $0.4 million monthly starting March 31, 2025. Further, we agreed to deposit into the Segregated Account, (i) up to the first $7 million of net proceeds, if any, from the sale of the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford; (ii) 50% of cash dividends (on a per dividend basis) received from Circle 8 on or after June 30, 2024; (iii) 30% of the net proceeds from any bond offerings we conduct, which shall not exceed $9 million in the aggregate; and (iv) 25% of the net proceeds from cash flows, collections and revenues from loans or other investments made by Ault Lending (including but not limited to sales of loans or investments, dividends, interest payments and amortization payments), which shall not exceed $5 million in the aggregate. In addition, if we decide to sell certain assets, we further agreed to deposit funds into the Segregated Account from the sale of those assets, including, (i) $15 million from the sale of the Florida Property, (ii) $11 million from the sale of the Aircraft, (iii) $17 million from the sale of the Michigan Property, (iv) $350 per Miner, subject to a de minimis threshold of $1 million, and (v) $10 million from the sale of Circle 8.

On May 15, 2024, the 2023 Loan Agreement was amended to extend the date by which we were required to have a specified minimum balance in the Segregated Account from May 15, 2024 to July 22, 2024 and the specified minimum balance to be in the account as of such date was increased from $7 million to $7.4 million. On July 25, 2024, the 2023 Loan Agreement was further amended to extend the date by which we were required to have a specified minimum balance in the Segregated Account from July 22, 2024 to July 31, 2024 and to require that we deposit $600,000 in the Segregated account on July 25, 2024.

On August 16, 2024, we agreed to deposit, by no later than September 1, 2024, an additional $1.5 million into the Segregated Account as well as make a modification payment to the institutional lenders in the amount of $0.3 million by no later than September 15, 2024. As a result of the foregoing amendments, we are required to deposit additional incremental amounts such that at or prior to the nine-month anniversary, the one-year anniversary and the two-year anniversary of December 14, 2023, we shall have deposited the required funds such that the balance in the Segregated Account shall not be less than $15.0 million, $20.0 million and $27.5 million, respectively.

On January 12, 2024, pursuant to the approval provided by our stockholders at the annual meeting of stockholders, we filed an Amendment to our Certificate of Incorporation with the State of Delaware to effectuate a reverse stock split of our common stock affecting both the authorized and issued and outstanding number of such shares by a ratio of one-for-twenty-five. The reverse stock split became effective on January 16, 2024. All share amounts in this report have been updated to reflect the reverse stock split.

On January 31, 2024, Ault Lending entered into a securities purchase agreement (the “January 2024 SPA”) with Alzamend Neuro, Inc. (“Alzamend”), pursuant to which Alzamend agreed to sell, in one or more closings, to Ault Lending up to 6,000 shares of Series B convertible preferred stock (the “ALZN Series B Preferred”) and warrants to purchase up to 6.0 million shares of Alzamend common stock (the “ALZN Series B Warrants”) for a total purchase price of up to $6.0 million. On January 31, 2024, Ault Lending purchased 1,220 shares of ALZN Series B Preferred and warrants to purchase 122,000 shares for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.22 million of cash advances made by Ault Lending to Alzamend between November 9, 2023 and January 31, 2023. Each share of ALZN Series B Preferred has a stated value of $1.00 per share and is convertible into a number of shares of Alzamend’s common stock determined by dividing the stated value by $10.00, subject to adjustment in the event of an issuance of Alzamend common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events. The ALZN Series B Warrants are exercisable on the first business day after the six-month anniversary of issuance and have a five-year term, expiring on the fifth anniversary of the initial exercise date. The exercise price of the ALZN Series B Warrants is $12.00, subject to adjustment in the event of an issuance of Alzamend common stock at a price per share lower than the conversion price, as well as upon customary stock splits, stock dividends, combinations or similar events.

On each of March 7, 2024, March 8, 2024, March 18, 2024, March 19, 2024 and April 17, 2024 pursuant to the securities purchase agreement we entered into with Ault & Company, dated as of November 6, 2023 (the “November 2023 SPA”), we sold to Ault & Company 500 shares of Series C Convertible Preferred Stock and warrants to purchase 147,820 shares of common stock to the Purchaser, for a purchase price of $0.5 million.  On August 2, 2024, pursuant to the November 2023 SPA, we sold to Ault & Company 300 shares of Series C Convertible Preferred Stock and warrants to purchase 88,692 shares of common stock to the Purchaser, for a purchase price of $500,000.  As of the date of this report, Ault & Company has purchased an aggregate of 44,300 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 13,096,823 shares of common stock, for an aggregate purchase price of $44.3 million.

On March 11, 2024, we entered into a note purchase agreement with two institutional investors (the “Buyers”) pursuant to which the Buyers purchased from the Company, on March 12, 2024 in a registered direct offering to the Buyers an aggregate of $2.0 million principal face amount convertible promissory notes (the “Notes”). The Notes were sold to the Buyers for an aggregate purchase price of $1.8 million, which reflects an original issue discount of $0.2 million. The Notes accrue interest at the rate of 6% per annum, unless an event of default (as defined in the Notes) occurs, at which time the Notes would accrue interest at 12% per annum. The Notes were subsequently converted in full into shares of common stock at a conversion price of $0.35 per share.

On March 26, 2024, pursuant to the January 2024 SPA, Ault Lending purchased 780 shares of ALZN Series B Preferred Stock and ALZN Series B Warrants to purchase 78,000 shares of Alzamend common, for a purchase price of $0.8 million.  As of the date of this report, Ault Lending has purchased an aggregate of 2,000 shares of ALZN Series B Preferred and ALZN Series B Warrants to purchase an aggregate of 0.2 million shares of Alzamend common stock, for an aggregate purchase price of $2.0 million.

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

Effective April 29, 2024, we issued to an accredited investor a term note with a principal face amount of $1.7 million. The note bears interest at the rate of 15% per annum and the note was issued with an original issuance discount. The maturity date of the note was May 17, 2024. The note contained a standard and customary event of default for failure to make payments when due under the note. The purchase price for the note was $1.6 million. The term note was amended on May 16, 2024 to extend the maturity date to June 15, 2024 and further amended on June 18, 2024 to extend the maturity date to July 31, 2024.

On June 4, 2024, we entered into a Loan Agreement (the “2024 Credit Agreement”) with OREE Lending Company, LLC and Helios Funds LLC, as lenders. The 2024 Credit Agreement provides for an unsecured, non-revolving credit facility in an aggregate draw limit of up to $20.0 million, provided, however, that at no point will we be allowed to have outstanding loans under the 2024 Credit Agreement in a principal amount received of more than $2.0 million. The lenders made a loan to the Company of $1.5 million on June 4, 2024. The loans under the 2024 Credit Agreement are due December 4, 2024, provided, however, that if on such date, we have executed an equity line of credit agreement relating to the sale of shares of the Series D Preferred Stock, which was executed on June 20, 2024, have an effective registration statement relating thereto and are not currently in default under such agreement, then the maturity date shall be automatically extended until June 4, 2025. The lenders are not obligated to make any further loans under the 2024 Credit Agreement after the maturity date described above. Loans under the 2024 Credit Agreement will be evidenced by promissory notes (the “Promissory Notes”) and will include the addition of an original issuance discount of 20% to the amount of each loan and all loans will bear interest at the rate of 15.0% per annum and may be repaid at any time without penalty or premium.

On June 23, 2024, Ault Disruptive entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among Ault Disruptive, ADRT Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Ault Disruptive (“Merger Sub”), and Gresham Worldwide, Inc., a California corporation (“GIGA”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Merger Sub was intended to merge with and into GIGA (the “Merger”), with GIGA being the surviving corporation and thereby becoming a wholly owned subsidiary of Ault Disruptive. Upon the Closing of the Business Combination (the “Effective Time”), it was expected that Ault Disruptive would be renamed Gresham Worldwide, Inc., and thereafter remain listed on the NYSE American under a new ticker symbol, “GWWI.”

However, on August 14, 2024, GIGA filed a petition for reorganization under Chapter XI of the bankruptcy laws. Consequently, Ault Disruptive was required to terminate the Merger Agreement, which it did on August 15, 2024.  Ault Disruptive does not presently intend to enter into a new agreement and plan of merger with a third party.

On July 18, 2024, we entered into a note purchase agreement with an institutional investor pursuant to which the institutional investor agreed to acquire, and we agreed to issue and sell in a registered direct offering to the institutional investor, a $5.4 million 10% OID Convertible Promissory Note (the “OID Note”). The OID Note was sold to the institutional investor for a purchase price of $4.9 million, an original issue discount of $0.5 million. The OID Note will accrue interest at the rate of 15% per annum, unless an event of default occurs, at which time the OID Note would accrue interest at 18% per annum. The OID Note will mature on October 19, 2024. In addition, the OID Note is convertible at any time after NYSE American approval of a Supplemental Listing Application into shares of our common stock at a conversion price of $0.22 per share (the “OID Conversion Price”), subject to adjustment. However, we may not issue shares of common stock upon conversion of the OID Note to the extent such issuance would result in an aggregate number of shares of common stock exceeding 19.99% of the total shares of common stock issued and outstanding as of July 18, 2024, in accordance with the rules and regulations of the New York Stock Exchange (the “NYSE Limit”) unless we first obtain stockholder approval (“Stockholder Approval”).

If, on September 2, 2024 (the “Adjustment Date”), the closing bid price of our common stock is lower than the OID Conversion Price, then the OID Conversion Price will be reduced to 85% of the closing bid price of the common stock on September 2, 2024. However, if after July 19, 2024, and prior to the date on which Stockholder Approval is obtained, the holder of the OID Note has converted a portion of the outstanding amount under the OID Note into shares of our common stock in an aggregate amount equal to the NYSE Limit, then the Adjustment Date will be extended by such number of days between such date and the date on which we obtain Stockholder Approval.

Change in Plan of Sales of AGREE Hotel Properties

On April 30, 2024, we had a change in plan of sale for our four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the not to sell.

For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2023, were reclassified in the December 31, 2023 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this change in plan of sale, we recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $8.0 million during the three months ended June 30, 2024.

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

In recent years, we have provided capital and relevant expertise to fuel the growth of businesses in metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, hotel operations and textiles. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.ault.com.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
	2024	2023

Revenue	$12,588,000	$12,216,000
Revenue, digital assets mining	8,490,000	8,368,000
Revenue, hotel and real estate operations	5,389,000	4,709,000
Revenue, crane operations	11,700,000	12,590,000
Revenue, lending and trading activities	(9,763,000)	9,525,000
Total revenue	28,404,000	47,408,000
Cost of revenue, products	8,643,000	9,036,000
Cost of revenue, digital assets mining	9,039,000	9,726,000
Cost of revenue, hotel and real estate operations	3,318,000	3,120,000
Cost of revenue, crane operations	8,032,000	7,641,000
Cost of revenue, lending and trading activities	-	-
Total cost of revenue	29,032,000	29,523,000
Gross profit	(628,000)	17,885,000
Operating expenses
Research and development	852,000	1,804,000
Selling and marketing	3,993,000	9,575,000
General and administrative	13,497,000	21,317,000
Impairment of property and equipment	7,955,000	-
Impairment of goodwill and intangible assets	-	35,570,000
Impairment of mined digital assets	-	124,000
Total operating expenses	26,297,000	68,390,000
Loss from operations	(26,925,000)	(50,505,000)
Other income (expense):
Interest and other income	809,000	2,176,000
Interest expense	(5,383,000)	(15,927,000)
Loss on extinguishment of debt	(663,000)	(91,000)
Loss from investment in unconsolidated entity	(1,291,000)	-
Impairment of equity securities	(6,266,000)	-
Change in fair value of warrant liability	-	3,217,000
Gain on the sale of fixed assets	(36,000)	(1,754,000)
Total other income (expense), net	(12,830,000)	(12,379,000)
Loss before income taxes	(39,755,000)	(62,884,000)
Income tax provision	24,000	1,368,000
Net loss	(39,779,000)	(64,252,000)
Net (income) loss attributable to non-controlling interest	5,852,000	3,569,000
Net loss attributable to Ault Alliance, Inc.	(33,927,000)	(60,683,000)
Preferred dividends	(1,308,000)	(321,000)
Net loss available to common stockholders	$(35,235,000)	$(61,004,000)
Comprehensive loss
Net loss available to common stockholders	$(35,235,000)	$(61,004,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	(436,000)	(520,000)
Other comprehensive income	(436,000)	(520,000)
Total comprehensive loss	$(35,671,000)	$(61,524,000)

Revenues

Revenues by segment for the three months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		Increase
	2024	2023	(Decrease)%
Sentinum
Revenue, digital assets mining	$8,490,000	$8,368,000	$122,000	1%
Revenue, commercial real estate leases	255,000	325,000	(70,000)	-22%
Energy
Revenue, crane operations	11,700,000	12,590,000	(890,000)	-7%
Other	29,000	82,000	(53,000)	-65%
Fintech
Revenue, lending and trading activities	(9,763,000)	9,525,000	(19,288,000)	-202%
GIGA	10,612,000	8,740,000	1,872,000	21%
AGREE	5,134,000	4,384,000	750,000	17%
The Singing Machine Company, Inc. (“SMC”)	-	2,625,000	(2,625,000)	-100%
TurnOnGreen	1,236,000	724,000	512,000	71%
ROI	39,000	45,000	(6,000)	-13%
Other	672,000	-	672,000	-
Total revenue	$28,404,000	$47,408,000	$(19,004,000)	-40%

Sentinum

Revenues from Sentinum’s digital assets mining operations increased $0.1 million due primarily to a $1.2 million increase in revenue from Sentinum digital mining equipment hosted at third-party facilities and a 134% increase in the average Bitcoin price, partially offset by a 71% increase in the average Bitcoin mining difficulty level and the estimated $4.4 million unfavorable impact of the April 19, 2024 Bitcoin halving event occurred on the Bitcoin network.

Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a proof-of-work consensus algorithm. The Bitcoin halving event reduced the block subsidy by half from 6.25 to 3.125 Bitcoin. Transaction fees were not directly impacted by the halving.

Energy

Energy revenues from the Circle 8 crane operations decreased by $0.9 million, or 7%, for the three months ended June 30, 2024. This decrease was primarily due to lower utilization of the crane fleet, as five cranes were out of service during the three months ended June 30, 2024.

Fintech

Revenues from our lending and trading activities were negative $9.8 million for the three months ended June 30, 2024, primarily due to a $9.4 million unrealized loss on 2.5 million shares of White River Energy Corp. (“White River”) common stock and a $0.5 million unrealized loss from our investment in Alzamend included in revenue from lending and trading activities. Revenues from our lending and trading activities were $9.5 million for the three months ended June 30, 2023, due to an aggregate $6.6 million of net realized gains and $1.5 million of net unrealized gains on our investments in marketable equity securities, and a $1.5 million unrealized gain from our investment in Alzamend.

Revenues from our trading activities for the three months ended June 30, 2024 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

GIGA

For the three-month period ending June 30, 2024, GIGA revenues increased by $1.9 million. This growth is driven by ongoing global conflicts and tensions, which have spurred investments in force protection technologies in the United States, U.K., Europe, Asia and the Middle East.

SMC

Due to the significant change in our ownership and voting rights, we determined that we no longer met the criteria of the primary beneficiary and, accordingly, we deconsolidated SMC as of November 20, 2023. SMC revenues were $0 for the three months ended June 30, 2024, a decrease of $2.6 million compared to the corresponding period in 2023.

TurnOnGreen

TurnOnGreen's revenues increased by $0.5 million for the three months ended June 30, 2024, compared to the corresponding period in 2023. This rise was primarily due to higher sales from a single, higher-margin customer in the defense industry during the three months ended June 30, 2024.

Gross Margins

Gross margins decreased to (2%) for the three months ended June 30, 2024, compared to 38% for the three months ended June 30, 2023. Our gross margins recognized during the three months ended June 30, 2024 and 2023 were impacted by margins from our lending and trading activities, with a negative impact during the three months ended June 30, 2024 and a positive impact during the three months ended June 30, 2023. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the three months ended June 30, 2024 and 2023 would have been 24% and 22%, respectively. Our gross margins (excluding the effects of margin from our lending and trading activities) improved, in part, due to high margin revenue from Sentinum digital mining equipment hosted at third-party facilities.

Research and Development

Research and development expenses decreased by $1.0 million for the three months ended June 30, 2024, due to lower expenditures related to development work on ROI’s BitNile metaverse platform.

Selling and Marketing

Selling and marketing expenses were $4.0 million for the three months ended June 30, 2024, compared to $9.6 million for the three months ended June 30, 2023, a decrease of $5.6 million, or 58%. The decrease was primarily the result of a $4.8 million decrease in sales and marketing expenses at ROI primarily due to lower advertising and promotion costs and a $0.4 million decrease in sales and marketing expenses from SMC due to the deconsolidation of SMC as of November 20, 2023.

General and Administrative

General and administrative expenses were $13.5 million for the three months ended June 30, 2024, compared to $21.3 million for the three months ended June 30, 2023, a decrease of $7.8 million, or 37%. General and administrative expenses decreased from the comparative prior period, mainly due to the following:

•	$3.0 million lower professional fees;
•	$2.9 million decrease in general and administrative expenses from SMC due to the deconsolidation of SMC as of November 20, 2023;
•	$1.0 million lower salaries and benefits;
•	$0.6 million lower operating expenses at ROI primarily related to ceased operations at Agora Digital Holdings, Inc. (“Agora Digital”), ROI’s wholly owned subsidiary; and
•	$0.4 million lower stock compensation.

Other Income (Expense), Net

Other expense, net was $12.8 million for the three months ended June 30, 2024, compared to other expense, net of $12.4 million for the three months ended June 30, 2023.

Interest and other income was $0.8 million for the three months ended June 30, 2024, compared to $2.2 million for the three months ended June 30, 2023. The decrease in interest and other income is primarily due to the decline in Ault Disruptive’s interest income as a result of the decline in cash and marketable securities held in the trust account as a result of redemptions of Ault Disruptive common stock subject to possible redemption.

Interest expense was $5.4 million for the three months ended June 30, 2024, compared to $15.9 million for the three months ended June 30, 2023. Interest expense for the three months ended June 30, 2024 included contractual interest of $3.3 million, amortization of debt discount of $1.3 million and forbearance and extension fees of $0.8 million. Interest expense for the three months ended June 30, 2023 included amortization of debt discount of $7.2 million, forbearance and extension fees of $6.2 million and contractual interest of $2.5 million.

During the three months ended June 30, 2024, holders of our convertible notes converted $2.0 million of convertible notes that had a fair value of $2.7 million at the time of conversion and recognized a $0.7 million loss on extinguishment of debt.

Loss from investment in unconsolidated entity was $1.3 million for the three months ended June 30, 2024, representing our share of losses from our equity method investment in SMC.

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at were $6.3 million for the three months ended June 30, 2024.

Income Tax Provision

The income tax provision was $24,000 and $1.4 million during the three months ended June 30, 2024 and 2023, respectively. The effective income tax provision rate was 0.1% and 2.2% for the three months ended June 30, 2024 and 2023, respectively. The lower income tax provision during the three months ended June 30, 2024 related primarily to lower dividend income compared to the prior year period as a result of the decline in cash and marketable securities held in the trust account as a result of redemptions of Ault Disruptive common stock subject to possible redemption.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024	2023

Revenue	$23,754,000	$25,647,000
Revenue, digital assets mining	19,937,000	15,715,000
Revenue, hotel and real estate operations	8,697,000	7,410,000
Revenue, crane operations	24,618,000	25,236,000
Revenue, lending and trading activities	(664,000)	4,586,000
Total revenue	76,342,000	78,594,000
Cost of revenue, products	17,807,000	18,823,000
Cost of revenue, digital assets mining	17,583,000	17,829,000
Cost of revenue, hotel and real estate operations	6,135,000	5,808,000
Cost of revenue, crane operations	15,747,000	15,029,000
Cost of revenue, lending and trading activities	-	1,180,000
Total cost of revenue	57,272,000	58,669,000
Gross profit	19,070,000	19,925,000
Operating expenses
Research and development	1,924,000	3,646,000
Selling and marketing	8,653,000	18,371,000
General and administrative	26,844,000	43,998,000
Impairment of property and equipment	7,955,000	-
Impairment of goodwill and intangible assets	-	35,570,000
Impairment of mined digital assets	-	263,000
Total operating expenses	45,376,000	101,848,000
Loss from operations	(26,306,000)	(81,923,000)
Other income (expense):
Interest and other income	1,392,000	3,335,000
Interest expense	(12,306,000)	(29,657,000)
Gain on conversion of investment in equity securities to marketable equity securities	17,900,000	-
Gain (loss) on extinguishment of debt	742,000	(154,000)
Loss from investment in unconsolidated entity	(1,958,000)	-
Impairment of equity securities	(6,266,000)	(9,555,000)
Provision for loan losses, related party	(3,068,000)	-
Change in fair value of warrant liability	-	3,217,000
Gain on the sale of fixed assets	32,000	2,761,000
Total other income (expense), net	(3,532,000)	(30,053,000)
Loss before income taxes	(29,838,000)	(111,976,000)
Income tax provision (benefit)	(20,000)	1,105,000
Net loss	(29,818,000)	(113,081,000)
Net (income) loss attributable to non-controlling interest	(392,000)	3,752,000
Net loss attributable to Ault Alliance, Inc.	(30,210,000)	(109,329,000)
Preferred dividends	(2,568,000)	(550,000)
Net loss available to common stockholders	$(32,778,000)	$(109,879,000)
Comprehensive loss
Net loss available to common stockholders	$(32,778,000)	$(109,879,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	(400,000)	(350,000)
Other comprehensive income	(400,000)	(350,000)
Total comprehensive loss	$(33,178,000)	$(110,229,000)

Revenues

Revenues by segment for the six months ended June 30, 2024 and 2023 were as follows:

	For the Six Months Ended June 30,		Increase
	2024	2023	(Decrease)%
Sentinum
Revenue, digital assets mining	$19,937,000	$15,715,000	$4,222,000	27%
Revenue, commercial real estate leases	557,000	783,000	(226,000)	-29%
Energy
Revenue, crane operations	24,618,000	25,236,000	(618,000)	-2%
Other	68,000	546,000	(478,000)	-88%
Fintech
Revenue, lending and trading activities	(664,000)	4,586,000	(5,250,000)	-114%
GIGA	20,185,000	17,448,000	2,737,000	16%
AGREE	8,140,000	6,627,000	1,513,000	23%
SMC	-	6,008,000	(6,008,000)	-100%
TurnOnGreen	2,461,000	1,600,000	861,000	54%
ROI	67,000	45,000	22,000	49%
Other	973,000	-	973,000	-
Total revenue	$76,342,000	$78,594,000	$(2,252,000)	-3%

Sentinum

Revenues from Sentinum’s digital assets mining operations increased $4.2 million due primarily to a $3.7 million increase in revenue from Sentinum digital mining equipment hosted at third-party facilities and a 134% increase in the average Bitcoin price, partially offset by an 84% increase in the average Bitcoin mining difficulty level and the impact of the April 19, 2024 Bitcoin halving event occurred on the Bitcoin network.

Energy

Energy revenues from the Circle 8 crane operations increased by $0.6 million, or 2%, for the six months ended June 30, 2024. This increase reflects higher crane service utilization from Circle 8’s largest customer during the six months ended June 30, 2024.

Fintech

Revenues from our lending and trading activities were negative $0.7 million for the six months ended June 30, 2024, primarily due to a $0.4 million unrealized loss from our investment in Alzamend included in revenue from lending and trading activities. Revenues from our lending and trading activities were $4.6 million for the six months ended June 30, 2023, due to an aggregate $6.8 million of net realized and unrealized gains on our investments in marketable equity securities, a $0.6 million unrealized loss from our investment in Alzamend, and a $2.0 million impairment related to investments in equity securities.

Revenues from our trading activities for the six months ended June 30, 2024 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

GIGA

For the six-month period ending June 30, 2024, GIGA revenues increased by $2.7 million. This growth is driven by ongoing global conflicts and tensions, which have spurred investments in force protection technologies in the United States, U.K., Europe, Asia and the Middle East.

SMC

Due to the significant change in our ownership and voting rights, we determined that we no longer met the criteria of the primary beneficiary and, accordingly, we deconsolidated SMC as of November 20, 2023. SMC revenues were $0 for the six months ended June 30, 2024, a decrease of $6.0 million compared to the corresponding period in 2023.

TurnOnGreen

TurnOnGreen's revenues increased by $0.9 million for the six months ended June 30, 2024, compared to the corresponding period in 2023. This rise was primarily due to higher sales from a single, higher-margin customer in the defense industry during the six months ended June 30, 2024.

Gross Margins

Gross margins were 25% for the six months ended June 30, 2024, compared to 25% for the six months ended June 30, 2023. Our gross margins during the six months ended June 30, 2024 and 2023 were unfavorably impacted by margins from our lending and trading activities. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the six months ended June 30, 2024 and 2023 would have been 26% and 22%, respectively. Our gross margins improved, in part, due to high margin revenue from Sentinum digital mining equipment hosted at third-party facilities.

Research and Development

Research and development expenses decreased by $1.7 million for the six months ended June 30, 2024, due to lower expenditures related to development work on ROI’s BitNile metaverse platform.

Selling and Marketing

Selling and marketing expenses were $8.7 million for the six months ended June 30, 2024, compared to $18.4 million for the six months ended June 30, 2023, a decrease of $9.7 million, or 53%. The decrease was primarily the result of an $8.2 million decrease in sales and marketing expenses at ROI primarily due to lower advertising and promotion costs and a $1.3 million decrease in sales and marketing expenses from SMC due to the deconsolidation of SMC as of November 20, 2023.

General and Administrative

General and administrative expenses were $26.8 million for the six months ended June 30, 2024, compared to $44.0 million for the six months ended June 30, 2023, a decrease of $17.2 million, or 39%. General and administrative expenses decreased from the comparative prior period, mainly due to the following:

•	$5.1 million decrease in general and administrative expenses from SMC due to the deconsolidation of SMC as of November 20, 2023;
•	$4.6 million lower stock compensation expense;
•	$3.5 million lower professional fees;
•	$1.0 million lower salaries and benefits;
•	$1.0 million lower performance bonus related to realized gains on trading activities;
•	$0.6 million lower filings fees; and
•	$0.6 million lower operating expenses at ROI primarily related to ceased operations at Agora Digital.

Other Income (Expense), Net

Other expense, net was $3.5 million for the six months ended June 30, 2024, compared to other expense, net of $30.1 million for the six months ended June 30, 2023.

Interest and other income was $1.4 million for the six months ended June 30, 2024, compared to $3.3 million for the six months ended June 30, 2023. The decrease in interest and other income is primarily due to the decline in Ault Disruptive’s interest income as a result of the decline in cash and marketable securities held in the trust account as a result of redemptions of Ault Disruptive common stock subject to possible redemption.

Interest expense was $12.3 million for the six months ended June 30, 2024, compared to $29.7 million for the six months ended June 30, 2023. Interest expense for the six months ended June 30, 2024 included contractual interest of $6.6 million, amortization of debt discount of $3.4 million, and forbearance and extension fees of $2.3 million. Interest expense for the six months ended June 30, 2023 included amortization of debt discount of $16.2 million, forbearance and extension fees of $7.5 million, and contractual interest of $5.9 million.

Gain on conversion of investment in equity securities to marketable equity securities of $17.9 million relates to ROI conversion of White River common stock. During the six months ended June 30, 2024, ROI transferred 14.5 million shares of White River common stock with a fair value of $19.2 million at the date of transfer. In conjunction with the transfers, ROI converted a portion of their White River’s Series A Convertible Preferred Stock into common stock and recorded a noncash $17.9 million gain on conversion.

During the three months ended March 31, 2024, ROI converted $2.3 million of ROI senior secured convertible notes that had a fair value of $0.9 million at the time of conversion and recognized a $1.4 million gain on extinguishment of debt. During the three months ended June 30, 2024, holders of our convertible notes converted $2.0 million of convertible notes that had a fair value of $2.7 million at the time of conversion and recognized a $0.7 million loss on extinguishment of debt.

Loss from investment in unconsolidated entity was $2.0 million for the six months ended June 30, 2024, representing our share of losses from our equity method investment in SMC.

For the six months ended June 30, 2024, the provision for loan losses on the related party note receivable from Ault & Company was $3.1 million, due to uncertainties regarding collection. This compares to no provision for the same period in 2023.

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at were $6.3 million for the six months ended June 30, 2024.

Income Tax Provision (Benefit)

The income tax provision (benefit) was ($20,000) and $1.1 million during the six months ended June 30, 2024 and 2023, respectively. The effective income tax (benefit) provision rate was (0.1%) and 1.0% for the six months ended June 30, 2024 and 2023, respectively. The lower income tax provision during the six months ended June 30, 2024 related primarily to lower dividend income compared to the prior year period as a result of the decline in cash and marketable securities held in the trust account as a result of redemptions of Ault Disruptive common stock subject to possible redemption.

Liquidity and Capital Resources

On June 30, 2024, we had cash and cash equivalents of $9.6 million (excluding restricted cash of $7.3 million), compared to cash and cash equivalents of $9.7 million (excluding restricted cash of $5.7 million) at December 31, 2023. The decrease in cash and cash equivalents was primarily due to the payment of debt, purchases of property and equipment and cash used in operating activities, partially offset by cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from notes payable and convertible notes.

Net cash used in operating activities totaled $13.9 million for the six months ended June 30, 2024, compared to net cash provided by operating activities of $12.9 million for the six months ended June 30, 2023. Cash used in operating activities for the six months ended June 30, 2024 included $15.5 million proceeds from the sale of digital assets from our Sentinum Bitcoin mining operations, offset by operating losses and changes in working capital.

Net cash used in investing activities was $3.8 million for the six months ended June 30, 2024, compared to $18.9 million for the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2024 was primarily related to $3.9 million capital expenditures.

Net cash provided by financing activities was $18.8 million for the six months ended June 30, 2024, compared to $12.8 million for the six months ended June 30, 2023, and primarily reflects the following transactions:

•	During the period between January 1, 2024 through March 13, 2024, we sold an aggregate of 25.6 million shares of common stock pursuant to the At-The-Market issuance sales agreement, as amended, entered into with Ascendiant Capital Markets, LLC in 2023 (the “2023 Common ATM Offering”) for gross proceeds of $14.6 million and effective March 14, 2024, the 2023 Common ATM Offering was terminated;

•	$10.7 million proceeds from notes payable, partially offset by $5.9 million payments on notes payable;

•	$2.5 million proceeds from sales of Series C preferred stock, related party;

•	$1.8 million proceeds from subsidiaries’ sale of stock to non-controlling interests;

•	$1.8 million proceeds from convertible notes payable, partially offset by $1.2 million payments on notes payable;

•	$2.6 million payments of preferred dividends; and

•	$1.9 million payments on notes payable, related party.

Financing Transactions Subsequent to June 30, 2024

On July 2, 2024, we entered into a term note agreement with institutional investors of up to $2.6 million, of which the principal amount of $1.8 million was immediately funded. The term note was issued at a discount, with net proceeds to us of $1.5 million. The term note does not accrue any interest. The term note was scheduled to mature on August 2, 2024. The term note is guaranteed by Mr. Ault. The term note is in default and a default fee of $0.2 million accrues monthly until the term note is paid in full.

On July 18, 2024, we entered into a note purchase agreement with an institutional investor pursuant to which the institutional investor agreed to acquire, and we agreed to issue and sell in a registered direct offering to the institutional investor, the OID Note. The OID Note was sold to the institutional investor for a purchase price of $4.9 million, an original issue discount of $0.5 million. The OID Note will accrue interest at the rate of 15% per annum, unless an event of default occurs, at which time the OID Note would accrue interest at 18% per annum. The OID Note will mature on October 19, 2024. In addition, the OID Note is convertible at any time after NYSE American approval of a Supplemental Listing Application into shares of our common stock at the OID Conversion Price, subject to adjustment. However, we may not issue shares of common stock upon conversion of the OID Note to the extent such issuance would result in an aggregate number of shares of common stock exceeding the NYSE Limit unless we first obtain Stockholder Approval.

On August 2, 2024, we sold to Ault & Company 300 shares of Series C Preferred Stock and Warrants to purchase 0.1 million shares of Class A common stock, for a total purchase price of $0.3 million.

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

Management has identified the following material weaknesses:

1.	We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting, related party transactions, fair value estimates, accounting contingencies and analysis of financial instruments for proper classification in the consolidated financial statements, in a timely manner;

2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness;

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the fiscal quarter ended June 30, 2024, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Arena Litigation

Arena Investors, LP (ROI Litigation)

On May 30, 2024, Arena Investors, LP (“Arena”), in its capacity as collateral agent for five noteholders, filed a filed a Complaint (the “ROI Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and ROI, in action captioned Arena Investors, LP v. Ault Alliance, Inc. and RiskOn International, Inc., Index No. 652792/2024.

The ROI Complaint asserts a cause of action for breach of contract against the Company based on a Guaranty, dated April 27, 2023, and entered into, amongst others, the Company and Arena, and seeks damages in the amount of in excess of $3.75 million, plus interest, attorneys’ fees, costs, expenses, and disbursements.

The ROI Complaint also asserts a cause of action for breach of contract against ROI based on an alleged breach of that certain Security Agreement, dated April 27, 2023, and entered into among ROI and Arena. In connection with this cause of action, Arena seeks, among other things, costs and expenses from the Company and ROI.

On July 31, 2024, the Company and ROI filed a motion to dismiss seeking to partially dismiss the ROI Complaint, as against the Company, and to dismiss the Compliant, in its entirety, as against ROI.

The deadline for Arena to file its opposition to the motion to dismiss is September 27, 2024.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, the Company has recorded the unpaid portion of the notes. An unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

Arena Investors, LP (Gresham Litigation)

On June 6, 2024, Arena, in its capacity as collateral agent for Arena and Walleye Opportunities Master Fund Ltd. (“Walleye”), filed a Complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and GIGA, in action captioned Arena Investors, LP v. Gresham Worldwide, Inc. f/k/a Giga-Tronics Incorporated and Ault Alliance, Inc., Index No. 652898/2024.

On July 8, 2024, Arena filed an Amended Complaint (the “Amended Complaint”) in the above-referenced action.  The Amended Complaint asserts a cause of action against the Company for declaratory and injunctive relief seeking an injunction enjoining the Company, and its agent, affiliates, servants, and employees from taking actions in breach of that certain Subordination Agreement, dated January 9, 2023, and entered into among Walleye, Arena, and the Company.

The Amended Complaint also asserts causes of action for breach of contract against GIGA based on two discrete convertible promissory notes (the “Notes”) that GIGA entered into with each of Arena and Walleye, as well as a claim for breach duty of good faith and fair dealing, against GIGA, and seeks, among other things, monetary damages in excess of $4.2 million, with interest thereon, attorneys’ fees, costs, and disbursements.  The Amended Complaint further asserts another cause of action against GIGA for breach of contract seeking declaratory and injunctive relief based on alleged inspection rights contained in a Security Agreement, dated January 9, 2023 (the “Security Agreement”), and entered into between the Walleye, Arena, and GIGA, which seeks the issuance of an injunction related to such alleged inspection rights, plus the costs and out-of-pocket expenses associated with the enforcement of same.

On July 12, 2024, the Court granted injunctive relief to Arena and ordered GIGA to comply with the inspection rights provision of the Security Agreement by July 17, 2024.

On July 19, 2024, Arena voluntarily discontinued its cause of action for breach duty of good faith and fair dealing claim against GIGA.

On July 29, 2024, the Company and GIGA filed a motion to dismiss, strike, and for sanctions (the “Motion”), in response to the Amended Complaint, on the grounds that, amongst other things, the underlying Notes are criminally usurious under New York.

The deadline for Arena to file its opposition to the Motion is September 19, 2024.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, the Company has recorded the unpaid portion of the Notes. An unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

Other Litigation Matters

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

ITEM 1A.	RISK FACTORS

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
10.1	Amendment to the Loan and Guaranty Agreement, dated April 15, 2024. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2024 as Exhibit 10.1 thereto.
10.2	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2024 as Exhibit 10.1 thereto.
10.3	Form of Second Amendment to Loan and Guaranty Agreement, dated May 15, 2024. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2024 as Exhibit 10.1 thereto.

10.4	Form of Loan Agreement. Incorporated by reference to the Current Report on Form 8-K filed on June 5, 2024 as Exhibit 10.1 thereto.
10.5	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on June 5, 2024 as Exhibit 10.2 thereto.
10.6	Purchase Agreement, dated June 20, 2024, by and between Ault Alliance, Inc. and Orion Equity Partners, LLC. Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2024 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 16, 2024

AULT ALLIANCE, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

