Form 10-K/A
period 2023-12-31
Hyperscale Data, Inc.
filed 2024-09-24
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 1-12711

HYPERSCALE DATA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GPUS	NYSE American
13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	GPUS PRD	NYSE American

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Hyperscale Data, Inc. (formerly known as Ault Alliance, Inc.) (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”), which was filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024, solely to correct typographical errors in the Report of Independent Registered Public Accounting Firm included in Item 8 of Part II of the Original Filing (the “Audit Reports”). The corrections to the Audit Reports were the result of inadvertent typographical errors included in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because the Original Report was included within Item 8 of the Original Form 10-K, this Amendment sets forth Item 8 in its entirety. Except for the correction made to the Report of Independent Registered Public Accounting Firm in the Original Report noted above, no revisions or modifications have been made to the financial statements or any other information contained within Item 8 of the Original Form 10-K.

Additionally, in accordance with Rule 12b-15, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, and 32.1. The Company is also filing updated consents from Marcum LLP and Ziv Haft, BDO member firm, as Exhibits 23.1 and 23.2, respectively. This Amendment consists solely of the preceding cover page, this explanatory note, the complete text of Item 8, the complete text of Part IV, Item 15, “Exhibits and Financial Statement Schedules,” the signature page, the certifications, and the updated Marcum LLP and Ziv Haft, BDO member firm, consents, as well as updated inline XBRL exhibits.

On September 10, 2024, the Company changed its name to Hyperscale Data, Inc. and its ticker was changed to “GPUS.” The name change did not affect the rights of security holders of the Company. Except for changing the Company name on the cover page of this Amendment, the signature page to this Amendment and the certifications filed as exhibits hereto, the name of the Company reflected in this Amendment is to the former name, Ault Alliance, Inc. In addition, the exhibit index was revised solely to indicate that certain exhibits listed therein were previously filed with the Original Filing and have not been filed with this Amendment.

Except as noted above, the information contained in this Amendment does not update or reflect events occurring after the filing of the Original Form 10-K. This Amendment should be read in conjunction with the Company’s other filings with the SEC, including the Original Form 10-K.

3

TABLE OF CONTENTS

		Page
PART II
Item 8.	Financial Statements and Supplementary Data	F-1 – F-54
PART IV
Item 15.	Exhibits and Financial Statement Schedules	5
	Signatures	8

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Ault Alliance, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
4.1	Form of Warrant, dated as of May 28, 2020. Incorporated by reference to the Current Report on Form 8-K filed on May 29, 2020 as Exhibit 4.3 thereto.
4.2	Form of Warrant, dated June 26, 2020. Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2020 as Exhibit 4.2 thereto.
4.3	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on July 17, 2020 as Exhibit 4.2 thereto.
4.4	Form of Warrant, dated October 22, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2020 as Exhibit 4.2 thereto.

Exhibit Number	Description
4.5	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.3 thereto.
4.6	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.4 thereto.
4.7	Form of Warrant issued to Esousa Holdings, LLC, dated November 19, 2020. Incorporated by reference to the Current Report on Form 8-K filed on November 20, 2020 as Exhibit 4.3 thereto.
4.8	Form of Senior Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.1 thereto.
4.9	Form of Subordinated Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.2 thereto.
4.10	Form of Class A Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.2 thereto.
4.11	Form of Class B Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.3 thereto.
4.12	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 4.1 thereto.
4.13	Form of Class A Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.1 thereto.
4.14	Form of Class B Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.2 thereto.
4.15	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 4.1 thereto.
4.16	Form of amendment #1 to senior secured promissory note. Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 22, 2023 as Exhibit 10.7 thereto.
4.17	Form of 7.00% Senior Note due 2024. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.1 thereto.
4.18	Form of 8.50% Senior Note due 2026. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.2 thereto.
4.19	Form of 10.50% Senior Note due 2028. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.3 thereto.
4.20	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2023 as Exhibit 4.1 thereto.
4.21	Form of Warrant issued October 13, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 16, 2023 as Exhibit 4.2 thereto.
4.22	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2023 as Exhibit 10.2 thereto.
4.23	Securities Purchase Agreement, dated as of November 14, 2023, by and between Ault Alliance, Inc. and RiskOn International, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.1 thereto.
4.24	Form of Certificate of Designations of Rights, Preferences and Limitations of Series D Convertible Preferred Stock of RiskOn International, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.2 thereto.
4.25	Note Purchase Agreement, dated March 11, 2024, by and among the Company and the Investors. Incorporated by reference to the Current Report on Form 8-K filed on March 12, 2024 as Exhibit 10.1 thereto.
4.26	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on March 12, 2024 as Exhibit 4.1 thereto.
4.27+	Description of Capital Stock.
10.1	Loan and Security Agreement between the Company and Avalanche International Corp., dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.1 thereto.
10.2	Amendment to MTIX Limited Purchase Order Number 2121. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 10.2 thereto.
10.3*	2021 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix B thereto.
10.4*	2021 Employee Stock Purchase Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix C thereto.
10.5*	Form of Stock Option Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.3 thereto.
10.6*	Form of Restricted Stock Unit Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.4 thereto.

Exhibit Number	Description
10.7	Form of Construction Loan Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.1 thereto.
10.8	Form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.2 thereto.
10.9	Form of Assignment of Leases, Rents and Profits. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.3 thereto.
10.10	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.4 thereto.
10.11*	2022 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 23, 2022 as Annex B thereto.
10.12	Form of Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 10.1 thereto.
10.13	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 10.3 thereto.
10.14	Form of Amended and Restated Amendment to Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2023 as Exhibit 10.4 thereto.
10.15	Form of Share Exchange Agreement, entered into February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.1 thereto.
10.16	Form of Series B Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.2 thereto.
10.17	Form of Series C Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.3 thereto.
10.18	Form of Ault Alliance, Inc. Investor Agreement relating to 7.00% Senior Notes due 2024, 8.50% Senior Notes due 2026 and 10.50% Senior Notes due 2028. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 10.1 thereto.
10.19	Securities Exchange Agreement, dated September 27, 2023, by and between the Company and the Investor. Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2023 as Exhibit 10.1 thereto.
10.20	Securities Purchase Agreement, dated November 6, 2023, by and between Ault Alliance, Inc. and Ault & Company, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2023 as Exhibit 10.1 thereto.
10.21	Form of Loan and Guaranty Agreement, dated December 14, 2023. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.1 thereto.
10.22	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.2 thereto.
10.23	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.3 thereto.
10.24	Form of Florida Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.4 thereto.
10.25	Form of Michigan Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.5 thereto.
10.26	Form of Aircraft Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.6 thereto.
10.27	Amendment to the Securities Purchase Agreement, Certificate of Designation and Series C Warrants, dated March 25, 2024. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2024 as Exhibit 10.3 thereto.
10.28+	Luxor Mining Pool Service Level Agreement, dated March 28, 2023, by and between Bitnile Inc. (n/k/a Sentinum Inc.) and Luxor Technology Corporation.
10.29+	Master Services Agreement, dated March 23, 2023, by and between Bitnile, Inc. (n/k/a Sentinum Inc.) and Core Scientific, Inc.
10.30	Amendment to the Loan and Guaranty Agreement, dated April 15, 2024. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2024 as Exhibit 10.1 thereto.
21+	List of subsidiaries.
23.1**	Consent of Marcum LLP.
23.2**	Consent of Ziv Haft, BDO member firm.
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1+	Ault Alliance, Inc. Clawback Policy.
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Previously filed.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 24, 2024

HYPERSCALE DATA, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

ITEM 8.	FINANCIAL STATEMENTS

AULT ALLIANCE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ault Alliance, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ault Alliance, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

