Form 10-Q
period 2024-09-30
Hyperscale Data, Inc.
filed 2024-11-19
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

(949) 444-5464

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	GPUS	NYSE American
13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	GPUS PRD	NYSE American

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

At November 19, 2024, the registrant had outstanding 38,846,318 shares of Class A common stock.

HYPERSCALE DATA, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2023, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,190,000	$6,105,000
Restricted cash	8,259,000	4,962,000
Marketable equity securities	687,000	27,000
Accounts receivable, net	6,824,000	6,736,000
Inventories	1,823,000	1,790,000
Investment in promissory notes and other, related party	14,786,000	3,968,000
Loans receivable, current	1,169,000	1,234,000
Prepaid expenses and other current assets	4,240,000	5,221,000
Current assets of discontinued operations	-	32,367,000
TOTAL CURRENT ASSETS	44,978,000	62,410,000

Cash and marketable securities held in trust account	804,000	2,200,000
Intangible assets, net	3,682,000	4,047,000
Goodwill	295,000	295,000
Property and equipment, net	160,874,000	195,666,000
Right-of-use assets	3,570,000	3,409,000
Investments in common stock and equity securities, related party	2,231,000	679,000
Investments in other equity securities	5,274,000	21,767,000
Other assets	9,785,000	8,717,000
TOTAL ASSETS	$231,493,000	$299,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$58,474,000	$55,422,000
Operating lease liability, current	1,442,000	1,376,000
Notes payable, current	87,730,000	11,692,000
Notes payable, related party, current	171,000	2,375,000
Convertible notes payable, current	9,725,000	7,375,000
Guarantee liability	38,900,000	38,900,000
Current liabilities of discontinued operations	-	22,664,000
TOTAL CURRENT LIABILITIES	196,442,000	139,804,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	September 30,	December 31,
	2024	2023
LONG TERM LIABILITIES
Operating lease liability, non-current	2,339,000	2,163,000
Notes payable, non-current	16,760,000	85,420,000
Convertible notes payable, non-current	9,453,000	9,453,000
Deferred underwriting commissions of Ault Disruptive Technologies Corporation (“Ault Disruptive”) subsidiary	3,450,000	3,450,000
TOTAL LIABILITIES	228,444,000	240,290,000

COMMITMENTS AND CONTINGENCIES

Redeemable non-controlling interests in equity of subsidiaries	804,000	2,224,000

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at September 30, 2024 and December 31, 2023 (liquidation preference of $176,000 as of September 30, 2024 and December 31, 2023)	-	-
Series C Convertible Preferred Stock, $1,000 stated value per share, share, $0.001 par value – 75,000 shares authorized; 44,300 and 41,500 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (liquidation preference of $44,300,000 and $41,500,000 at September 30, 2024 and December 31, 2023, respectively)	-	-
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated value per share, $0.001 par value – 2,000,000 shares authorized; 323,835 shares and 425,197 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (liquidation preference of $8,096,000 and $10,630,000 as of September 30, 2024 and December 31, 2023, respectively)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 38,846,318 and 4,483,459 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	39,000	4,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	661,606,000	644,852,000
Accumulated deficit	(627,124,000)	(567,469,000)
Accumulated other comprehensive loss	(1,222,000)	(2,097,000)
Treasury stock, at cost	(30,571,000)	(30,571,000)
TOTAL HYPERSCALE DATA STOCKHOLDERS’ EQUITY	2,728,000	44,719,000

Non-controlling interest	(483,000)	11,957,000

TOTAL STOCKHOLDERS’ EQUITY	2,245,000	56,676,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,493,000	$299,190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$2,215,000	$17,554,000	$5,785,000	$25,754,000
Revenue, crypto assets mining	5,264,000	7,558,000	25,201,000	23,273,000
Revenue, hotel and real estate operations	5,680,000	5,737,000	14,377,000	13,148,000
Revenue, crane operations	12,327,000	12,490,000	36,945,000	37,726,000
Revenue, lending and trading activities	5,575,000	(249,000)	4,911,000	4,337,000
Total revenue	31,061,000	43,090,000	87,219,000	104,238,000
Cost of revenue, products	1,178,000	13,209,000	3,470,000	19,213,000
Cost of revenue, crypto assets mining	9,388,000	10,228,000	26,971,000	28,057,000
Cost of revenue, hotel and real estate operations	3,498,000	3,279,000	9,633,000	9,086,000
Cost of revenue, crane operations	7,957,000	7,642,000	23,704,000	22,671,000
Cost of revenue, lending and trading activities	495,000	-	495,000	1,180,000
Total cost of revenue	22,516,000	34,358,000	64,273,000	80,207,000
Gross profit	8,545,000	8,732,000	22,946,000	24,031,000
Operating expenses
Research and development	4,598,000	1,097,000	4,811,000	3,304,000
Selling and marketing	4,755,000	7,638,000	12,528,000	24,990,000
General and administrative	11,996,000	16,339,000	33,730,000	53,051,000
Impairment of property and equipment	11,791,000	3,895,000	19,746,000	3,895,000
Impairment of goodwill and intangible assets	-	-	-	35,570,000
Impairment of mined crypto assets	-	113,000	-	376,000
Total operating expenses	33,140,000	29,082,000	70,815,000	121,186,000
Loss from operations	(24,595,000)	(20,350,000)	(47,869,000)	(97,155,000)
Other income (expense):
Interest and other income	766,000	278,000	2,118,000	3,612,000
Interest expense	(7,766,000)	(6,137,000)	(18,825,000)	(35,180,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	-	17,900,000	-
(Loss) gain on extinguishment of debt	(240,000)	(1,546,000)	502,000	(1,700,000)
Loss from investment in unconsolidated entity	-	-	(1,958,000)	-
Impairment of equity securities	-	-	(6,266,000)	(9,555,000)
Provision for loan losses, related party	-	-	(3,068,000)	-
Change in fair value of warrant liability	-	499,000	-	2,655,000
Gain (loss) on the sale of fixed assets	32,000	(32,000)	64,000	2,728,000
Total other expense, net	(7,208,000)	(6,938,000)	(9,533,000)	(37,440,000)
Loss before income taxes	(31,803,000)	(27,288,000)	(57,402,000)	(134,595,000)
Income tax provision (benefit)	52,000	(565,000)	47,000	551,000
Net loss from continuing operations	(31,855,000)	(26,723,000)	(57,449,000)	(135,146,000)
Net gain (loss) from discontinued operations	2,216,000	(1,359,000)	(779,000)	(4,658,000)
Net loss	(29,639,000)	(28,082,000)	(58,228,000)	(139,804,000)
Net loss attributable to non-controlling interest	4,090,000	6,311,000	2,469,000	8,704,000
Net loss attributable to Hyperscale Data, Inc.	(25,549,000)	(21,771,000)	(55,759,000)	(131,100,000)
Preferred dividends	(1,326,000)	(412,000)	(3,894,000)	(963,000)
Net loss available to common stockholders	$(26,875,000)	$(22,183,000)	$(59,653,000)	$(132,063,000)

Basic and diluted net gain (loss) per common share:
Continuing operations	$(0.77)	$(93.39)	$(2.03)	$(1,201.94)
Discontinued operations	0.06	(6.09)	(0.03)	(43.94)
Net loss per common share	$(0.71)	$(99.48)	$(2.06)	$(1,245.88)

Weighted average basic and diluted common shares outstanding	37,901,000	223,000	28,907,000	106,000

Comprehensive loss
Net loss available to common stockholders	$(26,875,000)	$(22,183,000)	$(59,653,000)	$(132,063,000)
Foreign currency translation adjustment	(221,000)	(282,000)	(621,000)	(702,000)
Other comprehensive loss	(221,000)	(282,000)	(621,000)	(702,000)
Total comprehensive loss	$(27,096,000)	$(22,465,000)	$(60,274,000)	$(132,765,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2024

											Accumulated
	Preferred Stock								Additional		Other	Non-		Total
	Series A		Series C		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, July 1, 2024	7,040	$-	44,000	$-	323,835	$-	35,846,318	$36,000	$660,036,000	$(600,282,000)	$(2,497,000)	$(440,000)	$(30,571,000)	$26,282,000
Issuance of Series C preferred stock, related party	-	-	300	-	-	-	-	-	286,000	-	-	-	-	286,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	14,000	-	-	-	-	14,000
Stock-based compensation	-	-	-	-	-	-	-	-	374,000	-	-	-	-	374,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	3,000,000	3,000	897,000	-	-	-	-	900,000
Distribution to Circle 8 Crane Services, LLC (“Circle 8”) non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(55,000)	-	(55,000)
Net loss attributable to Hyperscale Data, Inc.	-	-	-	-	-	-	-	-	-	(25,549,000)	-	-	-	(25,549,000)
Series A preferred dividends ($0.63 per share)	-	-	-	-	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Series C preferred dividends ($24.05 per share)	-	-	-	-	-	-	-	-	-	(1,059,000)	-	-	-	(1,059,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-	-	-	-	-	-	(263,000)	-	-	-	(263,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(221,000)	-	-	(221,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(2,861,000)	-	(2,861,000)
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	1,495,000	2,873,000	-	4,368,000
Other	-	-	-	-	-	-	-	-	(1,000)	33,000	1,000	-	-	33,000
BALANCES, September 30, 2024	7,040	$-	44,300	$-	323,835	$-	38,846,318	$39,000	$661,606,000	$(627,124,000)	$(1,222,000)	$(483,000)	$(30,571,000)	$2,245,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2023

												Accumulated
	Preferred Stock									Additional		Other	Non-		Total
	Series A		Series B			Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount		Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, July 1, 2023	7,040	$-	125,000	$-	-	425,197	$-	61,056	$-	$573,388,000	$(444,371,000)	$(1,450,000)	$23,853,000	$(29,919,000)	$121,501,000
Stock-based compensation	-	-	-	-		-	-	-	-	959,000	-	-	1,622,000	-	2,581,000
Issuance of common stock for cash	-	-	-	-		-	-	428,305	-	20,415,000	-	-	-	-	20,415,000
Financing cost in connection with sales of common stock	-	-	-	-		-	-	-	-	(715,000)	-	-	-	-	(715,000)
Issuance of common stock for conversion of preferred stock liabilities	-	-	-	-		-	-	4,236	-	584,000	-	-	-	-	584,000
Common stock issued in connection with issuance of notes payable	-	-	-	-		-	-	1,590	-	162,000	-	-	-	-	162,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-		-	-	-	-	-	(530,000)	-	-	-	(530,000)
Increase in ownership interest of subsidiary	-	-	-	-		-	-	-	-	-	-	-	(352,000)	-	(352,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-		-	-	-	-	-	-	-	343,000	-	343,000
Purchase of treasury stock - Ault Alpha LP (“Ault Alpha”)	-	-	-	-		-	-	-	-	-	-	-	-	(621,000)	(621,000)
Net loss attributable to Hyperscale Data, Inc.	-	-	-	-	-	-	-	-	-	-	(21,771,000)	-	-	-	(21,771,000)
Series A preferred dividends ($0.63 per share)	-	-	-	-		-	-	-	-	-	(4,000)	-	-	-	(4,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-		-	-	-	-	-	(345,000)	-	-	-	(345,000)
Foreign currency translation adjustments	-	-	-	-		-	-	-	-	-	-	(651,000)	-	-	(651,000)
Net loss attributable to non-controlling interest	-	-	-	-		-	-	-	-	-	-	-	(6,668,000)	-	(6,668,000)
Distribution of securities of TurnOnGreen, Inc. (“TurnOnGreen”) to Hyperscale Data Class A common stockholders ($36.00 per share)	-	-	-	-		-	-	-	-	(5,500,000)	-	-	10,700,000	-	5,200,000
Other	-	-	-	-		-	-	-	-	(2,000)	(67,000)	(1,000)	-	-	(70,000)
BALANCES, September 30, 2023	7,040	$-	125,000	$-	-	425,197	$-	495,187	$-	$589,291,000	$(467,088,000)	$(2,102,000)	$29,498,000	$(30,540,000)	$119,059,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2024

											Accumulated
	Preferred Stock								Additional		Other	Non-		Total
	Series A		Series C		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2024	7,040	$-	41,500	$-	425,197	$-	4,483,459	$4,000	$644,852,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000
Issuance of Series C preferred stock, related party	-	-	2,800	-	-	-	-	-	2,601,000	-	-	-	-	2,601,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	199,000	-	-	-	-	199,000
Stock-based compensation									1,189,000	-	-	-	-	1,189,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	25,609,079	26,000	14,573,000	-	-	-	-	14,599,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	(513,000)	-	-	-	-	(513,000)
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	8,780,979	9,000	3,607,000	-	-	-	-	3,616,000
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	-	-	-	(893,000)	-	(893,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	1,778,000	-	1,778,000
Distribution to Circle 8 non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(281,000)	-	(281,000)
Conversion of RiskOn International, Inc. (“ROI”) convertible note	-	-	-	-	-	-	-	-	-	-	-	863,000	-	863,000
Net loss attributable to Hyperscale Data, Inc.	-	-	-	-	-	-	-	-	-	(55,759,000)	-	-	-	(55,759,000)
Series A preferred dividends ($1.88 per share)	-	-	-	-	-	-	-	-	-	(13,000)	-	-	-	(13,000)
Series C preferred dividends ($71.22 per share)	-	-	-	-	-	-	-	-	-	(3,091,000)	-	-	-	(3,091,000)
Series D preferred dividends ($2.44 per share)	-	-	-	-	-	-	-	-	-	(790,000)	-	-	-	(790,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(621,000)	-	-	(621,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(2,469,000)	-	(2,469,000)
Distribution of securities of TurnOnGreen to Hyperscale Data Class A common stockholders ($2.02 per share)	-	-	-	-	-	-	-	-	(4,900,000)	-	-	4,900,000	-	-
Distribution of ROI investment in White River Energy Corp. (“White River”) to ROI shareholders	-	-	-	-	-	-	-	-	-	-	-	(19,210,000)	-	(19,210,000)
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	1,495,000	2,873,000	-	4,368,000
Other	-	-	-	-	(101,362)	-	(27,199)	-	(2,000)	(2,000)	1,000	(1,000)	-	(4,000)
BALANCES, September 30, 2024	7,040	$-	44,300	$-	323,835	$-	38,846,318	$39,000	$661,606,000	$(627,124,000)	$(1,222,000)	$(483,000)	$(30,571,000)	$2,245,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2023

												Accumulated
	Preferred Stock									Additional		Other	Non-		Total
	Series A		Series B			Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount		Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2023	7,040	$-	125,000	$-	-	172,838	$-	50,966	$-	$565,905,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000
Issuance of Class A common stock for restricted stock awards	-	-	-	-		-	-	199	-	-	-	-	-	-	-
Series D preferred stock issued for cash	-	-	-	-		252,359	-	-	-	6,309,000	-	-	-	-	6,309,000
Preferred stock offering costs	-	-	-	-		-	-	-	-	(3,431,000)	-	-	-	-	(3,431,000)
Stock-based compensation	-	-	-	-		-	-	-	-	5,642,000	-	-	3,546,000	-	9,188,000
Issuance of Class A common stock for cash	-	-	-	-		-	-	436,696	-	25,327,000	-	-	-	-	25,327,000
Financing cost in connection with sales of Class A common stock	-	-	-	-		-	-	-	-	(847,000)	-	-	-	-	(847,000)
Issuance of Class A common stock for conversion of preferred stock liabilities	-	-	-	-		-	-	5,736	-	912,000	-	-	-	-	912,000
Class A common stock issued in connection with issuance of notes payable	-	-	-	-		-	-	1,590	-	162,000	-	-	-	-	162,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-		-	-	-	-	-	(5,945,000)	-	-	-	(5,945,000)
Increase in ownership interest of subsidiary	-	-	-	-		-	-	-	-	13,000	-	-	(1,597,000)	-	(1,584,000)
Non-controlling position at ROI subsidiary acquired	-	-	-	-		-	-	-	-	-	-	-	6,357,000	-	6,357,000
Sale of subsidiary stock to non-controlling interests	-	-	-	-		-	-	-	-	-	-	-	3,915,000	-	3,915,000
Distribution to Circle 8 non-controlling interest	-	-	-	-		-	-	-	-	-	-	-	(500,000)	-	(500,000)
Purchase of treasury stock - Ault Alpha	-	-	-	-		-	-	-	-	-	-	-	-	(1,306,000)	(1,306,000)
Net loss attributable to Hyperscale Data, Inc.	-	-	-	-	-	-	-	-	-	-	(131,100,000)	-	-	-	(131,100,000)
Series A preferred dividends ($1.25 per share)	-	-	-	-		-	-	-	-	-	(13,000)	-	-	-	(13,000)
Series D preferred dividends ($1.62 per share)	-	-	-	-		-	-	-	-	-	(762,000)	-	-	-	(762,000)
Foreign currency translation adjustments	-	-	-	-		-	-	-	-	-	-	(1,001,000)	-	-	(1,001,000)
Net loss attributable to non-controlling interest	-	-	-	-		-	-	-	-	-	-	-	(10,420,000)	-	(10,420,000)
Distribution of securities of TurnOnGreen to Hyperscale Data Class A common stockholders ($50.50 per share)	-	-	-	-		-	-	-	-	(10,700,000)	-	-	10,700,000	-	-
Other	-	-	-	-		-	-	-	-	(1,000)	(190,000)	(1,000)	1,000	1,000	(190,000)
BALANCES, September 30, 2023	7,040	$-	125,000	$-	-	425,197	$-	495,187	$-	$589,291,000	$(467,088,000)	$(2,102,000)	$29,498,000	$(30,540,000)	$119,059,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(58,228,000)	$(139,804,000)
Net loss from discontinued operations	(779,000)	(4,658,000)
Net loss from continuing operations	(57,449,000)	(135,146,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,653,000	22,378,000
Amortization of debt discount	8,422,000	22,756,000
Amortization of right-of-use assets	1,162,000	1,335,000
Impairment of goodwill and intangible assets	-	35,570,000
Stock-based compensation	2,940,000	7,594,000
Gain on the sale of fixed assets	(64,000)	(2,728,000)
Impairment of property and equipment	19,746,000	3,895,000
Impairment of equity securities	6,266,000	11,555,000
Impairment of crypto assets	-	376,000
Realized gain on the sale of crypto assets	(649,000)	(404,000)
Change in fair value of crypto assets	(24,000)	-
Revenue, crypto assets mining	(19,563,000)	(23,273,000)
Realized gains on sale of marketable securities	(7,463,000)	(33,140,000)
Gain on conversion of investment in equity securities to marketable equity securities	(17,900,000)	-
Unrealized gains on marketable securities	(266,000)	(2,554,000)
Realized losses on non-marketable equity securities	5,083,000	-
Unrealized losses on investments in common stock, related parties	557,000	3,752,000
Income from cash held in trust	(41,000)	(2,561,000)
Loss from investment in unconsolidated entity	1,958,000	-
Provision for loan losses	495,000	1,180,000
Provision for loan losses, related party	5,668,000	-
Change in the fair value of warrant liability	-	(2,655,000)
Gain on extinguishment of debt	(502,000)	-
Proceeds from the sale of crypto assets	20,038,000	21,330,000
Other	(1,194,000)	1,550,000
Changes in operating assets and liabilities:
Marketable equity securities	10,755,000	71,159,000
Accounts receivable	(342,000)	(4,792,000)
Inventories	(42,000)	(1,554,000)
Prepaid expenses and other current assets	(182,000)	(762,000)
Other assets	(3,026,000)	(4,023,000)
Accounts payable and accrued expenses	3,471,000	13,333,000
Lease liabilities	(1,364,000)	(1,595,000)
Net cash (used in) provided by operating activities from continuing operations	(3,857,000)	2,576,000
Net cash used in operating activities from discontinued operations	(6,366,000)	(4,734,000)
Net cash used in operating activities	(10,223,000)	(2,158,000)
Cash flows from investing activities:
Purchase of property and equipment	(4,762,000)	(14,607,000)
Acquisition of non-controlling interests	-	(1,584,000)
Investments in loans receivable	(434,000)	(182,000)
Investments in non-marketable equity securities	-	(10,702,000)
Proceeds from the sale of fixed assets	671,000	4,515,000
Investment in notes receivable, related party	(3,413,000)	(2,361,000)
Other	(109,000)	(132,000)
Net cash used in investing activities from continuing operations	(8,047,000)	(25,053,000)
Net cash (used in) provided by investing activities from discontinued operations	(3,799,000)	2,184,000
Net cash used in investing activities	(11,846,000)	(22,869,000)

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$14,599,000	$25,327,000
Financing cost in connection with sales of Class A common stock	(513,000)	(847,000)
Proceeds from sales of Series D preferred stock	-	6,309,000
Financing cost in connection with sales of Series D preferred stock	-	(3,431,000)
Proceeds from sales of Series C preferred stock and warrants, related party	2,800,000	-
Proceeds from subsidiaries’ sale of stock to non-controlling interests	1,778,000	3,915,000
Distribution to Circle 8 non-controlling interest	(281,000)	(500,000)
Proceeds from notes payable	49,237,000	81,026,000
Repayment of margin accounts	-	(767,000)
Payments on notes payable	(47,006,000)	(95,815,000)
Payments on convertible notes payable, related party	(193,000)	-
Payments on notes payable, related party	(1,908,000)	-
Payments of preferred dividends	(3,894,000)	(963,000)
Purchase of treasury stock	-	(1,306,000)
Proceeds from sales of convertible notes	6,700,000	9,169,000
Payments on convertible notes	(1,280,000)	(660,000)
Net cash provided by financing activities from continuing operations	20,039,000	21,457,000
Net cash provided by financing activities from discontinued operations	2,552,000	2,316,000
Net cash provided by financing activities	22,591,000	23,773,000

Effect of exchange rate changes on cash and cash equivalents	(442,000)	(311,000)

Net increase (decrease) in cash and cash equivalents and restricted cash	80,000	(1,565,000)

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	11,068,000	11,860,000
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	4,301,000	2,195,000
Cash and cash equivalents and restricted cash at beginning of period	15,369,000	14,055,000

Cash and cash equivalents and restricted cash at end of period	15,449,000	12,490,000
Less cash and cash equivalents and restricted cash of discontinued operations at end of period	-	2,114,000
Cash and cash equivalents and restricted cash of continued operations at end of period	$15,449,000	$10,376,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest - continuing operations	$9,775,000	$8,641,000
Cash paid during the period for interest - discontinued operations	$946,000	$862,000

Non-cash investing and financing activities:
Settlement of accounts payable with crypto assets	$31,000	$20,000
Settlement of interest payable with crypto assets	$142,000	$-
Settlement of note payable with crypto assets	$506,000	$-
Conversion of convertible notes payable into shares of Class A common stock	$3,616,000	$-
Conversion of convertible notes payable, related party into shares of Class A common stock	$-	$400,000
Conversion of debt and equity securities to marketable securities	$4,996,000	$23,703,000
Conversion of loans receivable to marketable securities	$-	$5,430,000
Exchange of related party advances for investment in other equity securities, related party	$2,000,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$1,889,000	$3,952,000
Remeasurement of Ault Disruptive temporary equity	$-	$5,945,000
Preferred stock exchanged for notes payable	$-	$9,224,000
Notes payable exchanged for convertible notes payable	$-	$2,200,000
Notes payable exchanged for notes payable, related party	$-	$11,645,000
Dividend of ROI investment in White River to ROI shareholders	$19,210,000	$-
Redeemable non-controlling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$1,463,000	$120,064,000
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$4,900,000	$10,700,000

1. DESCRIPTION OF BUSINESS

Hyperscale Data, Inc. (f/k/a Ault Alliance, Inc.), a Delaware corporation (“Hyperscale Data” or the “Company”) is a diversified holding company pursuing growth by acquiring and developing undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin and offers colocation and hosting services for the emerging artificial intelligence ecosystems and other industries, and provides mission-critical products that support a diverse range of industries, including a metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma and hotel operations. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

The Company has the following reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations and oil exploration;

•	Technology and Finance (“Fintech”) – commercial lending, activist investing, and stock trading;

•	Sentinum, Inc. (“Sentinum”) – crypto assets mining operations and colocation and hosting services for the emerging artificial intelligence ecosystems and other industries;

•	TurnOnGreen – electric vehicle electrification infrastructure and commercial electronics solutions;

•	ROI – immersive metaverse platform, media, and digital learning; and

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings.

The Company had a change to its reportable segments due to the discontinued operations of its majority owned subsidiary, Gresham Worldwide, Inc. (“GIGA”). See Note 4 below.

On September 10, 2024, the Company changed its name from Ault Alliance, Inc. to Hyperscale Data, Inc. and its Class A common stock ticker symbol was changed to “GPUS.” The name change did not affect the rights of security holders of the Company.

2. LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2024, the Company had cash and cash equivalents of $7.2 million (excluding restricted cash of $8.3 million), negative working capital of $151.5 million and a history of net operating losses. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

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

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of September 30, 2024, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities as well as crypto assets, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back or cease its operations altogether.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023 (the “2023 Annual Report”) as amended, filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2024. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited 2023 financial statements contained in the above referenced 2023 Annual Report. Results of the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Prior Period Revision - Statement of Cash Flows

For the nine months ended September 30, 2024, the Company disclosed the borrowings of lines of credit and repayments of lines of credit as separate line items within notes payable activity of the financing activities section of the consolidated statement of cash flows. The Company has corrected these line items for the nine months ended September 30, 2023 for comparability purposes.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2023 Annual Report.

Revenue Recognition Crypto Assets Mining

The Company has entered into a crypto assets mining pool by executing a contract with a mining pool operator to provide hash calculation services to the mining pool. The Company’s customer, as defined in Accounting Standards Codification (“ASC”) 606-10-20, is the mining pool operator with which the Company has agreed to the terms of service and user service agreement. The Company supplies hash calculation services, in exchange for consideration, to the pool operator who in turn provides transaction verification services to third parties via a mining pool that includes other participants. The Company’s performance obligation is the provision of hash calculation services to the pool operator and this performance obligation is an output of the Company’s ordinary activities for which it decides when to provide services under the contract.

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

The Company participated in mining pools that used the full pay-per-share (“FPPS”) payout method for the nine months ended September 30, 2024. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator fees determined as follows:

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

All consideration pursuant to this arrangement is variable. It is not probable that a significant reversal of cumulative revenue will occur. The Company is able to calculate the payout based on the contractual formula, non-cash revenue is estimated and recognized based on the fair value of Bitcoin on the date of contract inception. Fair value of the crypto assets consideration is determined using the midnight UTC spot price of the Company’s principal market for Bitcoin. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

There is no significant financing component in these transactions.

Expenses associated with running the crypto assets mining business, such as equipment depreciation and electricity costs, are recorded as a component of cost of revenues.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation, including the discontinued operations presentation of GIGA financial results. These reclassifications had no effect on previously reported results of operations.

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

In March 2024, the FASB issued ASU No. 2024-01 Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). ASU 2024-01 improves clarity and operability without changing the guidance. ASU 2024-01 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2024-01 to have a material impact on its consolidated financial statements.

4. DECONSOLIDATION OF SUBSIDIARY AND DISCONTINUED OPERATIONS

Presentation of GIGA as Discontinued Operations

On August 14, 2024, GIGA, filed a petition for reorganization under Chapter 11 of the bankruptcy laws. The filing placed GIGA under the control of the bankruptcy court, which oversees its reorganization and restructuring process. The Company assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate GIGA and its subsidiaries effective on the petition date. The Company recognized a gain on deconsolidation of GIGA of $2.0 million included in net gain (loss) from discontinued operations.

In connection with the Chapter 11 reorganization process, the Company concluded that the operations of GIGA met the criteria for discontinued operations as this strategic shift that will have a significant effect on the Company’s operations and financial results. As a result, the Company has presented the results of operations, cash flows and financial position of GIGA as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

The following table presents the assets and liabilities of GIGA operations:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$-	$3,601,000
Restricted cash	-	700,000
Accounts receivable	-	4,350,000
Inventories	-	6,643,000
Prepaid expenses and other current assets	-	4,859,000
Intangible assets, net	-	1,707,000
Goodwill	-	5,794,000
Property and equipment, net - current	-	1,690,000
Right-of-use assets	-	3,023,000
Total assets discontinued operations	-	32,367,000
Accounts payable and accrued expenses	-	14,005,000
Operating lease liability	-	3,098,000
Notes payable	-	1,174,000
Convertible notes payable	-	4,388,000
Liabilities discontinued operations	-	22,664,000
Net assets of discontinued operations	$-	$9,703,000

Net assets of discontinued operations excludes $14.0 million of intercompany notes payable to Hyperscale Data and Ault lending as of December 31, 2024.

The following table presents the results of GIGA operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue, products	$10,678,000	$10,277,000	$30,862,000	$27,724,000
Cost of revenue, products	7,824,000	7,216,000	23,339,000	20,035,000
Gross profit	2,854,000	3,061,000	7,523,000	7,689,000
Operating expenses
Research and development	906,000	672,000	2,617,000	2,111,000
Selling and marketing	286,000	396,000	1,166,000	1,415,000
General and administrative	2,923,000	2,496,000	8,033,000	9,783,000
Total operating expenses	4,115,000	3,564,000	11,816,000	13,309,000
Loss from operations	(1,261,000)	(503,000)	(4,293,000)	(5,620,000)
Other income (expense):
Interest and other income	1,554,000	105,000	1,594,000	105,000
Interest expense	(415,000)	(257,000)	(1,662,000)	(870,000)
Change in fair value of warrant liability	-	(1,061,000)	-	-
Total other income (expense), net	1,139,000	(1,213,000)	(68,000)	(765,000)
Loss before income taxes	(122,000)	(1,716,000)	(4,361,000)	(6,385,000)
Income tax benefit	-	-	(15,000)	(11,000)
Net loss	(122,000)	(1,716,000)	(4,346,000)	(6,374,000)
Net loss attributable to non-controlling interest	325,000	357,000	1,554,000	1,716,000
Net income (loss) available to common stockholders	$203,000	$(1,359,000)	$(2,792,000)	$(4,658,000)

The net gain (loss) from discontinued operations for the three and nine months ended September 30, 2024 on the condensed consolidated statement of operations and comprehensive loss includes the gain on deconsolidation as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
GIGA net income (loss)	$203,000	$(2,792,000)
Gain on deconsolidation	2,013,000	2,013,000
Net gain (loss) from discontinued operations	$2,216,000	$(779,000)

The cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,346,000)	$(6,374,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	618,000	618,000
Amortization of right-of-use assets	684,000	807,000
Amortization of intangibles	157,000	220,000
Stock-based compensation	(858,000)	1,594,000
Changes in operating assets and liabilities:
Accounts receivable	(1,638,000)	(783,000)
Inventories	1,514,000	1,091,000
Prepaid expenses and other current assets	(1,516,000)	(706,000)
Lease liabilities	(667,000)	(916,000)
Accounts payable and accrued expenses	(314,000)	(285,000)
Net cash used in operating activities	(6,366,000)	(4,734,000)
Cash flows from investing activities:
Purchase of property and equipment	(249,000)	(177,000)
Cash decrease upon deconsolidation	(3,550,000)	-
Net cash used in investing activities	(3,799,000)	(177,000)
Cash flows from financing activities:
Proceeds from notes payable	2,552,000	2,316,000
Cash contributions from parent	3,383,000	2,361,000
Net cash provided by financing activities	5,935,000	4,677,000

Effect of exchange rate changes on cash and cash equivalents	(71,000)	153,000

Net increase in cash and cash equivalents and restricted cash	(4,301,000)	(81,000)

Cash and cash equivalents and restricted cash at beginning of period	4,301,000	2,195,000

Cash and cash equivalents and restricted cash at end of period	$-	$2,114,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$946,000	$862,000

5. CHANGE IN PLAN OF SALE OF AGREE HOTEL PROPERTIES

On April 30, 2024, the Company had a change in plan of sale for its four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the not to sell.

For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2023, were reclassified in the December 31, 2023 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this change in plan of sale, the Company recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $8.0 million during the nine months ended September 30, 2024. The fair values of property and equipment related to the real estate assets of AGREE were based on a discounted cash flow income approach for the hotel properties and a comparable sales market approach for the vacant land assets.

6. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three months ended September 30, 2024 and 2023. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the three months ended September 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$1,227,000	$-	$5,432,000	$5,512,000	$12,327,000	$54,000	$845,000	$25,397,000
Europe	1,000	-	-	-	26,000	-	-	27,000
Middle East and other	62,000	-	-	-	-	-	-	62,000
Revenue from contracts with customers	1,290,000	-	5,432,000	5,512,000	12,353,000	54,000	845,000	25,486,000
Revenue, lending and trading activities (North America)	-	5,575,000	-	-	-	-	-	5,575,000
Total revenue	$1,290,000	$5,575,000	$5,432,000	$5,512,000	$12,353,000	$54,000	$845,000	$31,061,000

Major Goods or Services
Power supply units and systems	$1,290,000	$-	$-	$-	$-	$-	$-	$1,290,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	4,362,000	-	-	-	-	4,362,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	902,000	-	-	-	-	902,000
Hotel and real estate operations	-	-	168,000	5,512,000	-	-	-	5,680,000
Crane rental	-	-	-	-	12,327,000	-	-	12,327,000
Other	-	-	-	-	26,000	54,000	845,000	925,000
Revenue from contracts with customers	1,290,000	-	5,432,000	5,512,000	12,353,000	54,000	845,000	25,486,000
Revenue, lending and trading activities	-	5,575,000	-	-	-	-	-	5,575,000
Total revenue	$1,290,000	$5,575,000	$5,432,000	$5,512,000	$12,353,000	$54,000	$845,000	$31,061,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$22,000	$-	$5,432,000	$5,512,000	$26,000	$54,000	$845,000	$11,891,000
Services transferred over time	1,268,000	-	-	-	12,327,000	-	-	13,595,000
Revenue from contracts with customers	$1,290,000	$-	$5,432,000	$5,512,000	$12,353,000	$54,000	$845,000	$25,486,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$3,565,000	$-	$25,926,000	$13,652,000	$36,945,000	$121,000	$1,819,000	$82,028,000
Europe	15,000	-	-	-	94,000	-	-	109,000
Middle East and other	171,000	-	-	-	-	-	-	171,000
Revenue from contracts with customers	3,751,000	-	25,926,000	13,652,000	37,039,000	121,000	1,819,000	82,308,000
Revenue, lending and trading activities (North America)	-	4,911,000	-	-	-	-	-	4,911,000
Total revenue	$3,751,000	$4,911,000	$25,926,000	$13,652,000	$37,039,000	$121,000	$1,819,000	$87,219,000

Major Goods or Services
Power supply units and systems	$3,751,000	$-	$-	$-	$-	$-	$-	$3,751,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	19,563,000	-	-	-	-	19,563,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	5,638,000	-	-	-	-	5,638,000
Hotel and real estate operations	-	-	725,000	13,652,000	-	-	-	14,377,000
Crane rental	-	-	-	-	36,945,000	-	-	36,945,000
Other	-	-	-	-	94,000	121,000	1,819,000	2,034,000
Revenue from contracts with customers	3,751,000	-	25,926,000	13,652,000	37,039,000	121,000	1,819,000	82,308,000
Revenue, lending and trading activities	-	4,911,000	-	-	-	-	-	4,911,000
Total revenue	$3,751,000	$4,911,000	$25,926,000	$13,652,000	$37,039,000	$121,000	$1,819,000	$87,219,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$31,000	$-	$25,926,000	$13,652,000	$94,000	$121,000	$1,817,000	$41,643,000
Services transferred over time	3,720,000	-	-	-	36,945,000	-	-	40,665,000
Revenue from contracts with customers	$3,751,000	$-	$25,926,000	$13,652,000	$37,039,000	$121,000	$1,817,000	$82,308,000

The Company’s disaggregated revenues consisted of the following for the three months ended September 30, 2023:

	TurnOnGreen	Fintech	Sentinum	AGREE	SMC	ROI	Energy	Total
Primary Geographical Markets
North America	$1,075,000	$-	$7,891,000	$5,404,000	$15,931,000	$18,000	$12,929,000	$43,248,000
Europe	66,000	-	-	-	-	-	-	66,000
Middle East and other	25,000	-	-	-	-	-	-	25,000
Revenue from contracts with customers	1,166,000	-	7,891,000	5,404,000	15,931,000	18,000	12,929,000	43,339,000
Revenue, lending and trading activities (North America)	-	(249,000)	-	-	-	-	-	(249,000)
Total revenue	$1,166,000	$(249,000)	$7,891,000	$5,404,000	$15,931,000	$18,000	$12,929,000	$43,090,000

Major Goods or Services
Power supply units & systems	$1,074,000	$-	$-	$-	$-	$-	$-	$1,074,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	6,389,000	-	-	-	-	6,389,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	1,169,000	-	-	-	-	1,169,000
Hotel and real estate operations	-	-	333,000	5,404,000	-	-	-	5,737,000
Karaoke machines and related consumer goods	-	-	-	-	15,931,000	-	-	15,931,000
Crane rental	-	-	-	-	-	-	12,490,000	12,490,000
Other	92,000	-		-	-	18,000	439,000	549,000
Revenue from contracts with customers	1,166,000	-	7,891,000	5,404,000	15,931,000	18,000	12,929,000	43,339,000
Revenue, lending and trading activities	-	(249,000)	-	-	-	-	-	(249,000)
Total revenue	$1,166,000	$(249,000)	$7,891,000	$5,404,000	$15,931,000	$18,000	$12,929,000	$43,090,000

Timing of Revenue Recognition
Goods transferred at a point in time	$1,160,000	$-	$7,891,000	$5,404,000	$15,931,000	$18,000	$439,000	$30,843,000
Services transferred over time	6,000	-	-	-	-	-	12,490,000	12,496,000
Revenue from contracts with customers	$1,166,000	$-	$7,891,000	$5,404,000	$15,931,000	$18,000	$12,929,000	$43,339,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2023:

	TurnOnGreen	Fintech	Sentinum	AGREE	SMC	ROI	Energy	Total
Primary Geographical Markets
North America	$2,400,000	$-	$24,389,000	$12,032,000	$21,939,000	$63,000	$38,604,000	$99,427,000
Europe	77,000	-	-	-	-	-	109,000	186,000
Middle East and other	288,000	-	-	-	-	-	-	288,000
Revenue from contracts with customers	2,765,000	-	24,389,000	12,032,000	21,939,000	63,000	38,713,000	99,901,000
Revenue, lending and trading activities (North America)	-	4,337,000	-		-	-	-	4,337,000
Total revenue	$2,765,000	$4,337,000	$24,389,000	$12,032,000	$21,939,000	$63,000	$38,713,000	$104,238,000

Major Goods or Services
Power supply units & systems	$2,544,000	$-	$-	$-	$-	$-	$-	$2,544,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	21,103,000	-	-	-	-	21,103,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	2,170,000	-	-	-	-	2,170,000
Hotel and real estate operations	-	-	1,116,000	12,032,000	-	-	-	13,148,000
Karaoke machines and related consumer goods	-	-	-	-	21,939,000	-	-	21,939,000
Crane rental	-	-	-	-	-	-	37,726,000	37,726,000
Other	221,000	-		-	-	63,000	987,000	1,271,000
Revenue from contracts with customers	2,765,000	-	24,389,000	12,032,000	21,939,000	63,000	38,713,000	99,901,000
Revenue, lending and trading activities	-	4,337,000	-	-	-	-	-	4,337,000
Total revenue	$2,765,000	$4,337,000	$24,389,000	$12,032,000	$21,939,000	$63,000	$38,713,000	$104,238,000

Timing of Revenue Recognition
Goods transferred at a point in time	$11,000	$-	$24,389,000	$12,032,000	$21,939,000	$63,000	$987,000	$59,421,000
Services transferred over time	2,754,000	-	-	-	-	-	37,726,000	40,480,000
Revenue from contracts with customers	$2,765,000	$-	$24,389,000	$12,032,000	$21,939,000	$63,000	$38,713,000	$99,901,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	$131,000	$131,000	$-	$-
Investments in marketable equity securities	687,000	687,000	-	-
Crypto assets	65,000	65,000	-	-
Total assets measured at fair value	$883,000	$883,000	$-	$-
Liabilities:
Warrant and embedded conversion feature liabilities	$8,000	$-	$-	$8,000
Total liabilities measured at fair value	$8,000	$-	$-	$8,000

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend – a related party	$679,000	$679,000	$-	$-
Investments in marketable equity securities	27,000	27,000	-	-
Cash and marketable securities held in trust account	2,200,000	2,200,000	-	-
Total assets measured at fair value	$2,906,000	$2,906,000	$-	$-
Liabilities:
Warrant and embedded conversion feature liabilities	$970,000	$-	$-	$970,000
Total liabilities measured at fair value	$970,000	$-	$-	$970,000

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

The changes in Level 3 fair value hierarchy during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Grants	Level 3 Balance at End of Period
Nine months ended September 30, 2024
Warrant liabilities	$60,000	$(52,000)	$-	$8,000
Embedded conversion feature liabilities	$910,000	$(910,000)	$-	$-

Nine months ended September 30, 2023
Warrant liabilities	$651,000	$(4,981,000)	$4,330,000	$-
Embedded conversion feature liabilities	$2,316,000	$(3,439,000)	$1,352,000	$229,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Grants	Level 3 Balance at End of Period
Three months ended September 30, 2024
Warrant liabilities	$578,000	$(570,000)	$-	$8,000
Embedded conversion feature liabilities	$155,000	$(155,000)	$-	$-

Three months ended September 30, 2023
Warrant liabilities	$2,446,000	$(2,446,000)	$-	$-
Embedded conversion feature liabilities	$2,577,000	$(2,348,000)	$-	$229,000

8. Equity Investments for Which Measurement Alternative Has Been Selected

As of September 30, 2024 and December 31, 2023, the Company held equity investments in other securities valued at $5.3 million and $21.8 million, respectively, that were valued using a measurement alternative. These investments are included in other equity securities in the accompanying consolidated balance sheets.

The Company has made cumulative downward adjustments for impairments for equity securities that do not have readily determinable fair values for the nine months ended September 30, 2024 and 2023, totaling $6.3 million and $11.6 million, respectively. Approximately $6.3 million of the impairment charge for the nine months ended September 30, 2024 was reflected in other income (expense) on the condensed consolidated statement of operations and comprehensive loss. Approximately $9.6 million of the impairment charge for the nine months ended September 30, 2023 was reflected in other income (expense) and $2.0 million of the impairment charge related to Fintech lending operations and was recorded against revenue from lending and trading activities on the condensed consolidated statement of operations and comprehensive loss.

9. Marketable EQUITY Securities

Marketable equity securities with readily determinable market prices consisted of the following as of September 30, 2024 and December 31, 2023:

	Marketable equity securities at September 30, 2024
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$5,476,000	$672,000	$(5,461,000)	$687,000

	Marketable equity securities at December 31, 2023
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$5,119,000	$12,000	$(5,104,000)	$27,000

The Company’s investment in marketable equity securities is revalued on each balance sheet date.

10. CRYPTO ASSETS

The following table presents revenue from mined crypto assets for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue from mined crypto assets at Sentinum owned and operated facilities	$4,362,000	$6,389,000	$19,563,000	$21,103,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	902,000	1,169,000	5,638,000	2,170,000
Revenue, crypto assets mining	$5,264,000	$7,558,000	$25,201,000	$23,273,000

The following table presents the activities of the crypto assets (included in prepaid expenses and other current assets) for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
	2024	2023
Balance at January 1	$546,000	$554,000
Additions of mined crypto assets	19,563,000	21,103,000
Sale of crypto assets	(20,038,000)	(21,330,000)
Payments to vendors with crypto assets	(31,000)	(20,000)
Payment of notes payable with crypto assets	(506,000)	-
Payment of interest payable with crypto assets	(142,000)	-
Realized gain on sale of crypto assets	649,000	404,000
Unrealized gain on crypto assets	24,000	-
Impairment of mined crypto assets	-	(376,000)
Balance at September 30	$65,000	$335,000

11. PROPERTY AND EQUIPMENT, NET

At September 30, 2024 and December 31, 2023, property and equipment consisted of:

	September 30, 2024	December 31, 2023
Building, land and improvements	$92,850,000	$100,184,000
Crypto assets mining equipment	12,162,000	50,640,000
Crane rental equipment	34,500,000	34,469,000
Computer, software and related equipment	11,276,000	10,533,000
Aircraft	15,983,000	15,983,000
Other property and equipment	11,503,000	11,066,000
	178,274,000	222,875,000
Accumulated depreciation and amortization	(17,400,000)	(27,209,000)
Property and equipment, net	$160,874,000	$195,666,000

Summary of depreciation expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation expense	$7,533,000	$9,894,000	$19,174,000	$21,823,000

Impairment of Property and Equipment

During the three months ended September 30, 2024, due to increases in the Bitcoin mining difficulty level, which compounded the continued impact of the Bitcoin halving event, we concluded that indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of the Company’s miners to be less than their net carrying value as of September 30, 2024, and an impairment charge of $10.5 million was recognized, decreasing the net carrying value of the Company’s crypto assets mining equipment to their estimated fair value. The Company valued the miners using an income approach utilizing a discounted cash flow and a discount rate of 20%. The Company estimated the cash flow from the miners over a two-year period assuming a utilization rate of 98%, a mining difficulty level of 101.6 trillion, a Bitcoin price of $76,000 and a power cost of $0.055 per kilowatt-hour. The estimated fair value of the Company’s miners is classified in Level 3 of the fair value hierarchy with no observable inputs using a discounted cash flow methodology.

In addition, the Company has recorded $1.2 million and $9.2 million in impairment charges related to real estate assets of AGREE during the three and nine months ended September 30, 2024, respectively.

12. INTANGIBLE ASSETS, NET

At September 30, 2024 and December 31, 2023, intangible assets consisted of:

	Useful Life	September 30, 2024	December 31, 2023
Definite lived intangible assets:
Developed technology	7 years	$2,081,000	$1,949,000
Customer list	10 years	1,290,000	1,290,000
Trade names	12 years	1,030,000	1,030,000
		4,401,000	4,269,000
Accumulated amortization		(719,000)	(222,000)
Total definite-lived intangible assets		$3,682,000	$4,047,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Summary of amortization expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amortization expense	$371,000	$226,000	$479,000	$541,000

As of September 30, 2024, intangible assets subject to amortization have an average remaining useful life of 6.9 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2024 (remainder)	$124,000
2025	494,000
2026	494,000
2027	494,000
2028	494,000
2029	370,000
Thereafter	1,212,000
$3,682,000

13. INVESTMENTS – RELATED PARTIES

Investments in Alzamend, Ault & Company, Inc. (“Ault & Company”) and GIGA at September 30, 2024 and December 31, 2023, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company and GIGA (Recorded in “Investment in Promissory Notes and Other, Related Party” on the Condensed Consolidated Balance Sheets)

	Interest		September 30,	December 31,
	Rate	Due Date	2024	2023
Promissory note, related party	8%	December 31, 2024	$2,500,000	$2,500,000
10% Senior Secured Convertible Promissory Note - GIGA	10%	December 31, 2024	4,383,000	-
12% Senior Secured Subordinated Convertible Promissory Note - GIGA	10%	December 31, 2024	6,750,000	-
12% Senior Secured Subordinated Convertible Promissory Note - GIGA	12%	June 30, 2025	5,194,000	-
Debtor in possession Loan Agreement - GIGA	6%	October 28, 2024	80,000	-
Accrued interest receivable GIGA			768,000	-
Accrued interest receivable Ault & Company			568,000	568,000
Other			211,000	900,000
Allowance for credit losses			(5,668,000)	-
Total investment in promissory notes and other, related parties			$14,786,000	$3,968,000

Summary of interest income, related party, recorded within interest and other income on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income, related party	$557,000	$50,000	$1,144,000	$150,000

At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.

The Company determined that the collectability of certain notes receivables is doubtful based on information available.

Upon the deconsolidation of the GIGA, the Company established an allowance for credit losses of $2.6 million related to notes receivable from GIGA included in net gain (loss) from discontinued operations.

During the three months ended March 31, 2024, due to uncertainties surrounding collection, the Company recorded a loan loss reserve of $3.1 million related to the promissory note from Ault & Company recorded in provision for loan losses, related party, reversed the related accrued receivable and did not record interest income on the note.

Investment in Alzamend Series B Convertible Preferred Stock, Warrants and Common Stock, Related Parties – Alzamend (Recorded in “Investments in Common Stock and Equity Securities, Related Party” on the Condensed Consolidated Balance Sheets)

	Investments in common stock, related parties at September 30, 2024
	Cost	Gross unrealized losses	Fair value
Common shares	$24,697,000	$(24,566,000)	$131,000
Alzamend series B convertible preferred stock, warrants	2,100,000	-	2,100,000
	$26,797,000	$(24,566,000)	$2,231,000

	Investments in common stock, related parties at December 31, 2023
	Cost	Gross unrealized losses	Fair value
Common shares	$24,688,000	$(24,009,000)	$679,000

The following tables summarize the changes in the Company’s investments in Alzamend common stock during the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023
Balance at July 1	$304,000	$5,836,000
Investment in common stock of Alzamend	-	-
Unrealized loss in common stock of Alzamend	(173,000)	(3,124,000)
Balance at September 30	$131,000	$2,712,000

	For the Nine Months Ended September 30,
	2024	2023
Balance at January 1	$679,000	$6,449,000
Investment in common stock of Alzamend	9,000	15,000
Unrealized loss in common stock of Alzamend	(557,000)	(3,752,000)
Balance at September 30	$131,000	$2,712,000

Ault Lending, LLC (“Ault Lending”) Investment in Alzamend Series B Convertible Preferred Stock and Warrants

	September 30,	December 31,
	2024	2023
Investment in Alzamend preferred stock	$2,100,000	$-
Total investment in other investments securities, related party	$2,100,000	$-

In connection with a securities purchase agreement entered into with Alzamend in January 2024, the Company purchased 2,100 shares of Alzamend Series B Convertible Preferred Stock and warrants to purchase 2.1 million shares of Alzamend common stock with a five-year term and an exercise price of $1.20 per share for a total purchase price of $2.1 million.

The Agreement provides that Ault Lending may purchase up to $6 million of Alzamend Series B Convertible Preferred Stock in one or more closings. There have been additional closings subsequent to January 2024.

The Company has elected to account for investment in other investments securities, related party, using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments.

Messrs. Ault, Horne and Nisser are each paid $50,000 annually by Alzamend.

14. EQUITY METHOD INVESTMENT

Equity Investments in Unconsolidated Entity – Algorhythm Holdings, Inc. (f/k/a The Singing Machine Company) (“SMC”)

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, SMC, included in other assets on the condensed consolidated balance sheet, during the nine months ended September 30, 2024:

Rollforward investment in unconsolidated entity	Amount
Beginning balance - January 1, 2024	$1,957,000
Loss from investment in unconsolidated entity	(1,957,000)
Ending balance - September 30, 2024	$-

There was no activity in the investment in the unconsolidated entity account during the three months ended September 30, 2024, prior to the transition from the equity method of accounting on September 5, 2024, as described below. Consequently, the beginning balance, activity, and ending balance for this period were all zero.

On September 5, 2024, three of the Company’s employees resigned from the board of directors of SMC. As a result of the resignations, and as the Company owned less than 20% of SMC at the time, the Company no longer had the ability to exert significant influence over the operating and financial policies of SMC. The Company discontinued the equity method of accounting for the investment in SMC on September 5, 2024. As a result, the Company changed its accounting for SMC to an investment in marketable equity securities and recognized the investment at fair value, with a gain of $1.3 million recognized as revenue from lending and trading activities in the condensed consolidated statement of operations and comprehensive loss.

15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at September 30, 2024 and December 31, 2023 consisted of:

	September 30,	December 31,
	2024	2023
Accounts payable	$20,419,000	$26,777,000
Accrued payroll and payroll taxes	8,773,000	8,237,000
Warrant liabilities	8,000	60,000
Interest payable	8,669,000	4,197,000
Accrued legal	2,439,000	2,340,000
Other accrued expenses	18,166,000	13,811,000
	$58,474,000	$55,422,000

16. DIVIDEND PAYABLE IN TURNONGREEN COMMON STOCK

In March 2024, the Company, in connection with a planned distribution of its common stock holdings of TurnOnGreen, announced the distribution to its stockholders of 25.0 million shares of TurnOnGreen common stock and warrants to purchase 25.0 million shares of TurnOnGreen common stock, which resulted in an adjustment to additional paid in capital and increase to non-controlling interest of $4.9 million based on the recorded value of the Company’s holdings in TurnOnGreen at the record date of the distribution.

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

During the nine months ended September 30, 2024, ROI transferred 12.0 million shares of White River common stock with a fair value of $19.2 million at the date of transfer to certain of its accredited investors to resolve the matters discussed above.

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

Redemption of Shares

On September 27, 2024, Ault Disruptive announced that it will redeem all of its outstanding shares of common stock which occurred as of the close of business on October 11, 2024, because Ault Disruptive would not consummate an initial business combination within the time period required by its Amended and Restated Certificate of Incorporation, as amended. During the nine months ended September 30, 2024, shares of Ault Disruptive common stock were redeemed for an aggregate redemption amount of $1.5 million.

On October 11, 2024, all remaining shares of Ault Disruptive common stock were redeemed for a redemption amount of $0.8 million.

The following table summarizes the changes in the Company’s redeemable noncontrolling interests in equity of subsidiaries during the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023
Redeemable noncontrolling interests in equity of subsidiaries as of July 1	$795,000	$1,951,000
Remeasurement of carrying value to redemption value	9,000	228,000
Redeemable noncontrolling interests in equity of subsidiaries as of September 30	$804,000	$2,179,000

The following table summarizes the changes in the Company’s redeemable noncontrolling interests in equity of subsidiaries during the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
	2024	2023
Redeemable noncontrolling interests in equity of subsidiaries as of January 1	$2,224,000	$117,993,000
Redemption of Ault Disruptive common stock	(1,463,000)	(120,064,000)
Remeasurement of carrying value to redemption value	43,000	4,250,000
Redeemable noncontrolling interests in equity of subsidiaries as of September 30	$804,000	$2,179,000

Merger Agreement

On June 23, 2024, Ault Disruptive entered into a Merger Agreement with GIGA, intending for GIGA to become a majority owned subsidiary and for Ault Disruptive to be renamed Gresham Worldwide, Inc., trading under the ticker “GWWI” on the NYSE American. However, due to GIGA’s bankruptcy filing, the merger agreement was subsequently terminated.

On August 14, 2024, GIGA filed a petition for reorganization under Chapter 11 of the bankruptcy laws.

19. NOTES PAYABLE

Notes payable at September 30, 2024 and December 31, 2023, were comprised of the following:

	Collateral	Guarantors	Interest rate	Due date	September 30, 2024	December 31, 2023
AGREE secured construction loans	AGREE hotels	-	7.0%	January 1, 2025	$68,750,000	$67,632,000
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $29.6 million	-	10.0%	December 16, 2025	13,651,000	15,907,000
16% promissory note (in default)	-	Ault & Company and Milton C. Ault, III	16.0% (default rate of 24.0%)	July 15, 2024	5,572,000	2,572,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $4.3 million	-	10.5%	September 15, 2025 through June 15, 2027	3,829,000	5,629,000
15% term notes (in default as of November 1, 2024)	-	Milton C. Ault, III	15.0% (default rate of 22.99%)	October 31, 2024	5,399,000	-
8% demand loans	-	-	8.0%	Upon demand	-	950,000
Sentinum note payable	-	-	12.5%	-	-	1,067,000
ROI promissory note (in default)	-	-	15.0% (default rate of 18.0%)	April 30, 2024	2,094,000	-
Other ($0.9 million in default)	-	-	-	-	5,501,000	3,808,000
Total notes payable					$104,796,000	$97,565,000
Less:
Unamortized debt discounts					(306,000)	(453,000)
Total notes payable, net					$104,490,000	$97,112,000
Less: current portion					(87,730,000)	(11,692,000)
Notes payable – long-term portion					$16,760,000	$85,420,000

OID Only Term Note

On July 2, 2024, the Company entered into a term note agreement with institutional investors for the sale of up to $2.6 million in term notes, of which the principal amount of $1.8 million was immediately funded. A term note was issued at a discount, with net proceeds to the Company of $1.5 million. The term note does not accrue any interest. The term note was scheduled to mature on August 2, 2024. The term note is guaranteed by Mr. Ault. The term note maturity was extended to October 16, 2024, and an extension fee of $0.2 million accrues monthly until the term note is paid in full. The term note is included in “Other” in the table above.

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

15% Term Notes

Between April 29, 2024 and August 29, 2024, the Company entered into note agreements totaling $5.7 million with an institutional investor bearing interest of 15%. The term notes were issued at a discount, with net proceeds to the Company of $5.1 million. The term notes were amended to extend the maturity dates to October 31, 2024. The note is default as of November 1, 2024.

$20 Million Credit Agreement

On June 4, 2024 the Company entered into a Loan Agreement (the “Credit Agreement”) with two institutional investors (collectively, the “Lender”). The Credit Agreement provides for an unsecured, non-revolving credit facility with an aggregate draw limit of $20.0 million. However, the Company is restricted to having no more than $2.0 million in principal amount of outstanding advances at any given time under the Credit Agreement. As of September 30, 2024, $2.0 million has been advanced, exclusive of a $0.4 million original issue discount (“OID”).

All loans under the Credit Agreement will be evidenced by a promissory note. The Lender made an Advance to the Company of $1.5 million on the execution date. The advances are due December 4, 2024, provided, however, that if on such date, the Company has executed an equity line of credit agreement relating to the sale of shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, has an effective registration statement relating thereto and is not currently in default under such agreement, then the maturity date shall be automatically extended until June 4, 2025. The Lender is not obligated to make any further Advances under the Credit Agreement after the maturity date. Advances under the Credit Agreement will include the addition of an OID of 20% to the amount of each Advance and all Advances will bear interest at the rate of 15.0% per annum and may be repaid at any time without penalty or premium.

The obligations of the Company under the Credit Agreement are secured by a guaranty provided by Milton C. Ault, the Executive Chairman of the Company.

Circle 8 revolving credit facility

On October 16, 2024, Circle 8 was in default related to reporting requirements under the terms of their revolving credit facility. Circle 8 was able to obtain a waiver on November 19, 2024 to cure the event of default.

Notes Payable Maturities

The contractual maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of September 30, 2024 were:

Year
2024 (remainder)	$19,261,000
2025	84,124,000
2026	879,000
2027	266,000
2028	266,000
$104,796,000

Interest Expense

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contractual interest expense	$5,350,000	$4,986,000	$10,725,000	$9,645,000
Forbearance fees	1,050,000	518,000	3,300,000	7,319,000
Amortization of debt discount	1,366,000	634,000	4,800,000	18,216,000
Total interest expense	$7,766,000	$6,138,000	$18,825,000	$35,180,000

20. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at September 30, 2024 and December 31, 2023, were comprised of the following:

	Interest rate	Due date	September 30, 2024	December 31, 2023
Notes from officers – Hyperscale Data	18%	-	$-	$98,000
Notes from officers - TurnOnGreen	14%	Past due	46,000	51,000
Notes from board member - ROI	No interest	Upon demand	-	90,000
Ault & Company advances	No interest	Upon demand	-	1,909,000
Other related party advances	No interest	Upon demand	125,000	124,000
Total notes payable			$171,000	$2,272,000

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense, related party	$1,000	$-	$20,000	$-

21. CONVERTIBLE NOTES

Convertible notes payable at September 30, 2024 and December 31, 2023, were comprised of the following:

	Conversion price per share	Interest rate	Due date	September 30, 2024	December 31, 2023
Convertible promissory note –OID only - in default	90% of 5-day VWAP	OID Only	September 28, 2024	$393,000	$1,673,000
10% OID convertible promissory note – in default as of October 20, 2024	$0.17	18%	October 19, 2024	4,730,000	-
Avalanche International Corp. (“AVLP”) convertible promissory notes, principal	$0.35 (AVLP stock)	7%	August 22, 2025	9,911,000	9,911,000
ROI senior secured convertible note - in default (1)	$0.11 (ROI stock)	OID Only	April 27, 2024	4,245,000	6,513,000
Fair value of embedded conversion options				-	910,000
Total convertible notes payable				19,279,000	19,007,000
Less: unamortized debt discounts				(101,000)	(2,179,000)
Total convertible notes payable, net of financing cost, long term				$19,178,000	$16,828,000
Less: current portion				(9,725,000)	(7,375,000)
Convertible notes payable, net of financing cost – long-term portion				$9,453,000	$9,453,000

(1)	See Arena litigation discussed in Note 22 below.

10% OID Convertible Promissory Note

On July 18, 2024, the Company entered into a note purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which the Investor purchased from the Company, on July 19, 2024, in a registered direct offering, a $5.4 million 10% OID Convertible Promissory Note (the “Note”). The Note was sold to the Investor for a purchase price of $4.9 million, which included an OID of $0.5 million. The Note accrues interest at the rate of 15%. The Note matured on October 19, 2024 and is in default as of October 20, 2024. The Note is convertible into shares of Class A common stock at a conversion price of $0.17 per share.

During the three and nine months ended September 30, 2024, the Investor converted $0.7 million of the Note into 3.0 million shares of Class A common stock that had a fair value of $0.9 million at the time of conversion and the Company recognized a $0.2 million loss on extinguishment of debt.

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

ROI Gain on Extinguishment of Senior Secured Convertible Notes

During the nine months ended September 30, 2024, ROI converted $2.3 million of ROI senior secured convertible notes that had a fair value of $0.9 million at the time of conversion and recognized a $1.4 million gain on extinguishment of debt.

Contractual Maturities

The contractual maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of September 30, 2024 were:

Year	Principal
2024	$9,368,000
2025	9,911,000
$19,279,000

Significant inputs associated with the embedded conversion options include:

	September 30, 2024	December 31, 2023	At Inception
Contractual term in years	Variable	2.7	1.0
Volatility	75%	82%	111%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.0%	4.0%	3.5%

Activity related to the embedded conversion option derivative liabilities for the nine months ended September 30, 2024 was as follows:

Balance as of January 1, 2024	$910,000
Change in fair value	(910,000)
Ending balance as of September 30, 2024	$-

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

The Motion has been fully briefed and is currently pending before the Court.

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

On August 14, 2024, GIGA filed a petition for reorganization under Chapter 11 of the bankruptcy laws.

On November 12, 2024, GIGA removed the state court action to the United States District Court for the Southern District of New York.

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

The Company had accrued loss contingencies related to litigation matters of $2.4 million and $2.3 million as of September 30, 2024 and December 31, 2023, respectively.

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

2023 Issuances

Common ATM Offering

During the three and nine months ended September 30, 2024, the Company sold an aggregate of 0 and 25.6 million shares of Class A common stock pursuant to the At-The-Market issuance sales agreement, as amended, entered into with Ascendiant Capital Markets, LLC in 2023 (the “2023 Common ATM Offering”) for gross proceeds of $0 and $14.6 million, respectively.

Series C Convertible Preferred Stock Offering, Related Party

During the three and nine months ended September 30, 2024, the Company sold to Ault & Company an aggregate of 300 and 2,800 shares of Series C Preferred Stock and Warrants to purchase 0.1 million and 0.8 million shares of Class A common stock, for a total purchase price of $0.3 million and $2.8 million, respectively.

Amendment to Loan and Guarantee Agreement

On September 17, 2024, the loan and guarantee agreement, dated as of December 14, 2023, as amended, pursuant to which the Company has guaranteed financial obligations of Ault & Company borrowings, was amended regarding the Company’s obligations to fund the restricted cash Segregated Account.

The Company agreed to deposit in the Segregated Account: (i) $0.4 million monthly commencing on September 30, 2024 and ending on February 28, 2025; and (ii) $0.5 million monthly commencing on March 31, 2025 and ending on the earlier of the term loan maturity date, prepayment of the term loan in full or the date on which the balance of the Segregated Account exceeds 110% of the outstanding balance of the term loan. As of September 30, 2024, the Company had deposited $6.5 million in the Segregated Account. In October 2024, the Company deposited an additional $0.4 million in the Segregated Account.

ELOC Purchase Agreement

On June 20, 2024, the Company entered into a purchase agreement, as amended on November 1, 2024 (the “ELOC Purchase Agreement”) with Orion Equity Partners, LLC (“Orion”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct Orion to purchase up to an aggregate of $37.5 million of shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Preferred Shares”) over the 36-month term of the ELOC Purchase Agreement at a purchase price equal to 91% of the average closing stock price during the seven consecutive trading days immediately preceding a given purchase date. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a resale registration statement registering the Preferred Shares for sale (the “Registration Statement”).

The ELOC Purchase Agreement may be terminated by the Company at any time after commencement, at its discretion, provided that at the time of termination, the Company does not have any outstanding amounts owed to the Lenders, who are affiliates of Orion, pursuant to the Credit Agreement.

There have been no purchases under the ELOC Purchase Agreement.

24. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes. The Company’s effective tax rate (“ETR”) from continuing operations was 0.1% and 2.0% for the three months ended September 30, 2024 and 2023, respectively, and (0.21%) and 0.4% for the nine months ended September 30, 2024 and 2023, respectively. The Company recorded an income tax provision of $67,000 and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and an income tax provision of $47,000 and an income tax provision of $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

25. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023
Convertible preferred stock	264,322,000	-
Warrants	15,006,000	2,000
Convertible notes	315,000	-
Stock options	1,000	1,000
Total	279,644,000	3,000

26. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of September 30, 2024 and 2023; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three and nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue	$3,751,000	$-	$-	$-	$94,000	$121,000	$1,819,000	$5,785,000
Revenue, crypto assets mining	-	-	25,201,000	-	-	-	-	25,201,000
Revenue, hotel and real estate operations	-	-	725,000	13,652,000	-	-	-	14,377,000
Revenue, crane operations	-	-	-	-	36,945,000	-	-	36,945,000
Revenue, lending and trading activities	-	4,911,000	-	-	-	-	-	4,911,000
Total revenues	$3,751,000	$4,911,000	$25,926,000	$13,652,000	$37,039,000	$121,000	$1,819,000	$87,219,000

Depreciation and amortization expense	$73,000	$-	$12,322,000	$2,162,000	$3,513,000	$57,000	$1,526,000	$19,653,000

Impairment of property and equipment	$-	$-	$10,500,000	$9,246,000	$-	$-	$-	$19,746,000

(Loss) income from operations	$(2,781,000)	$3,634,000	$(11,066,000)	$(8,850,000)	$1,464,000	$(15,891,000)	$(14,379,000)	$(47,869,000)

Interest expense	$-	$(5,000)	$(122,000)	$(5,345,000)	$(2,693,000)	$(2,215,000)	$(8,445,000)	$(18,825,000)

Capital expenditures for the nine months ended September 30, 2024	$53,000	$-	$1,675,000	$774,000	$2,054,000	$112,000	$95,000	$4,763,000

Segment identifiable assets as of September 30, 2024	$3,755,000	$12,787,000	$37,249,000	$81,331,000	$50,537,000	$1,309,000	$44,230,000	$231,198,000

Three Months Ended September 30, 2024
	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue	$1,290,000	$-	$-	$-	$26,000	$54,000	$845,000	$2,215,000
Revenue, crypto assets mining	-	-	5,264,000	-	-	-	-	5,264,000
Revenue, hotel and real estate operations	-	-	168,000	5,512,000	-	-	-	5,680,000
Revenue, crane operations	-	-	-	-	12,327,000	-	-	12,327,000
Revenue, lending and trading activities	-	5,575,000	-	-	-	-	-	5,575,000
Total revenues	$1,290,000	$5,575,000	$5,432,000	$5,512,000	$12,353,000	$54,000	$845,000	$31,061,000

Depreciation and amortization expense	$25,000	$-	$4,170,000	$1,771,000	$1,426,000	$19,000	$493,000	$7,904,000

Impairment of property and equipment	$-	$-	$10,500,000	$1,291,000	$-	$-	$-	$11,791,000

(Loss) income from operations	$(1,479,000)	$4,484,000	$(13,887,000)	$(1,268,000)	$514,000	$(8,877,000)	$(4,082,000)	$(24,595,000)

Interest expense	$157,000	$3,000	$(4,000)	$(2,362,000)	$(682,000)	$328,000	$(5,206,000)	$(7,766,000)

Capital expenditures for the three months ended September 30, 2024	$45,000	$-	$690,000	$112,000	$188,000	$53,000	$22,000	$1,110,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three and nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
	TurnOnGreen	Fintech	Sentinum	AGREE	Ault Disruptive	SMC	Energy	ROI	Holding Co.	Total
Revenue, product	$2,765,000	$-	$-	$-	$-	$21,939,000	$987,000	$63,000	$-	$25,754,000
Revenue, crypto assets mining	-	-	23,273,000	-	-	-	-	-	-	23,273,000
Revenue, hotel and real estate operations			1,116,000	12,032,000						13,148,000
Revenue, lending and trading activities	-	4,337,000	-	-	-	-	-	-	-	4,337,000
Revenue, crane operations	-	-	-	-	-	-	37,726,000	-	-	37,726,000
Total revenues	$2,765,000	$4,337,000	$24,389,000	$12,032,000	$-	$21,939,000	$38,713,000	$63,000	$-	$104,238,000

Depreciation and amortization expense	$68,000	$-	$14,362,000	$2,408,000	$-	$779,000	$3,053,000	$152,000	$1,556,000	$22,378,000

(Loss) income from operations	$(4,067,000)	$1,091,000	$(4,363,000)	$(349,000)	$(1,052,000)	$(4,598,000)	$(30,216,000)	$(33,590,000)	$(20,011,000)	$(97,155,000)

Capital expenditures for the nine months ended September 30, 2023	$131,000	$-	$1,426,000	$6,035,000	$-	$383,000	$3,319,000	$407,000	$2,906,000	$14,607,000

Segment identifiable assets as of December 31, 2023	$4,995,000	$17,027,000	$59,903,000	$90,991,000	$2,347,000	$-	$51,254,000	$9,937,000	$43,943,000	$280,397,000

Three Months Ended September 30, 2023
	TurnOnGreen	Fintech	Sentinum	AGREE	Ault Disruptive	SMC	Energy	ROI	Holding Co.	Total
Revenue, product	$1,166,000	$-	$-	$-	$-	$15,931,000	$439,000	$18,000	$-	$17,554,000
Revenue, crypto assets mining	-	-	7,558,000	-	-	-	-	-	-	7,558,000
Revenue, commercial real estate leases			333,000	5,404,000						5,737,000
Revenue, lending and trading activities	-	(249,000)	-	-	-	-	-	-	-	(249,000)
Revenue, crane operations	-	-	-	-	-	-	12,490,000	-	-	12,490,000
Total revenues	$1,166,000	$(249,000)	$7,891,000	$5,404,000	$-	$15,931,000	$12,929,000	$18,000	$-	$43,090,000

Depreciation and amortization expense	$24,000	$-	$5,792,000	$774,000	$-	$338,000	$1,073,000	$32,000	$528,000	$8,561,000

(Loss) income from operations	$(1,498,000)	$(1,039,000)	$(2,661,000)	$1,050,000	$(214,000)	$181,000	$2,505,000	$(13,315,000)	$(5,359,000)	$(20,350,000)

Capital expenditures for the three months ended September 30, 2023	$121,000	$-	$261,000	$518,000	$-	$199,000	$1,983,000	$-	$314,000	$3,396,000

27. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	September 30,	December 31,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Customer A	*	*	14%	*	22%	*
Customer B	*	*	*	*	*	11%
Customer C	*	17%	*	*	*	*

*	less than 10%

28. SUBSEQUENT EVENTS

Additional Closings of Series C Preferred Stock, Related Party

In October and November 2024, the Company sold to Ault & Company an aggregate of 2,230 shares of Series C Preferred Stock and Warrants to purchase 0.7 million shares of Class A common stock, for a total purchase price of $2.2 million.

Agreement to Sell St. Petersburg Property

On October 2, 2024, Third Avenue Apartments LLC, a wholly owned indirect subsidiary of the Company, entered into a contract of sale with a third-party purchaser and agreed to sell its real estate property in St. Petersburg, Florida for $13.2 million. The closing of the sale of the property is expected to occur on or before December 31, 2024. The Company is obligated to pay $11 million of the purchase price into the segregated account for the benefit of its senior secured lenders. Based on the expected sale price of the St. Petersburg property, the Company recorded an impairment charge of $1.3 million during the three and nine months ended September 30, 2024 in the condensed consolidated statement of operations and comprehensive loss.

10.00% Series E Cumulative Redeemable Perpetual Preferred Stock (the “Series E Preferred Stock”)

On November 11, 2024 the Company filed a Certificate of Designation, Rights and Preferences (the “Certificate of Designation”) with the Secretary of State of the State of Delaware to establish the preferences, voting powers, limitations as to dividends or other distributions, qualifications, terms and conditions of redemption and other terms and conditions of the Company’s Series E Preferred Stock. The following is a summary description of those terms and the general effect of the issuance of the shares of Series E Preferred Stock on the Company’s other classes of registered securities.

The Series E Preferred Stock will, as to dividend rights and rights as to the distribution of assets upon the Company’s liquidation, dissolution or winding-up, rank: (1) senior to all classes or series of Common Stock and to all other equity securities issued by the Company other than equity securities referred to in clauses (2) and (3); (2) on parity with any future class or series of the Company’s equity securities expressly designated as ranking on parity with the Series E Preferred Stock, (3) junior to the Company’s Series A Cumulative Redeemable Perpetual Preferred Stock and its Series C Convertible Preferred Stock; and all equity securities issued by the Company expressly designated as ranking senior to the Series E Preferred Stock; and (4) junior to all the Company’s existing and future indebtedness.

To the extent the shares of Series E Preferred Stock are issued, the Company will pay cumulative cash dividends on the Series E Preferred Stock when, as and if declared by its board of directors (or a duly authorized committee of its board of directors), only out of funds legally available for payment of dividends. Dividends on the Series E Preferred Stock will accrue on the stated amount of $25.00 per share of the Series E Preferred Stock at a rate per annum equal to 10.00% (equivalent to $3.00 per year), payable monthly in arrears.

The Series E Preferred Stock is redeemable by the Company. Holders of shares of the Series E Preferred Stock generally will have no voting rights, except as required by law and as provided in the Certificate of Designation. Voting rights for holders of the Series E Preferred Stock exist primarily with respect to material and adverse changes in the terms of the Series E Preferred Stock and the creation of additional classes or series of preferred stock that rank senior to the Series E Preferred Stock.

Further, unless the Company has received the approval of two-thirds of the votes entitled to be cast by the holders of Series E Preferred Stock, the Company will not effect any consummation of a binding share exchange or reclassification of the Series E Preferred Stock or a merger or consolidation of the Company with another entity, unless (a) the shares of Series E Preferred Stock remain outstanding or, in the case of a merger or consolidation with respect to which the Company is not the surviving entity, the shares of Series E Preferred Stock are converted into or exchanged for preference securities, or (b) such shares remain outstanding or such preference securities are not materially less favorable than the Series E Preferred Stock immediately prior to such consummation.

Reverse Stock Split

At the June 28, 2024 annual meeting of stockholders, voted upon and approved Proposal 5, an amendment to the Company’s Certificate of Incorporation to effect a Reverse Split with a ratio of not less than one-for-two and not more than one-for-thirty-five at any time prior to June 27, 2025, with the exact ratio to be set at a whole number within this range as determined by the Company’s board of directors in its sole discretion.

On October 24, 2024, the board of directors authorized a special committee of the board to determine the ratio of the reverse split. On November 8, 2024, the special committee approved a one-for-thirty-five reverse split of the Class A common stock that will be effective in the State of Delaware on Friday, November 22, 2024. The Company anticipates that beginning with the opening of trading on Monday, November 25, 2024, the Company’s Class A common stock will trade on the NYSE American on a split-adjusted basis.

Special Dividend of Class B Common Stock

On November 15, 2024, the Company announced that it plans to issue a special one-time dividend (the “Distribution”) of 5.0 million shares of its Class B Common Stock (the “Class B Common Stock”) to all holders of its Class A Common Stock (the “Class A Common Stock”) and the Series C Convertible Preferred Stock on an as-converted basis.

The record date for the Distribution is November 29, 2024. Stockholders who own the Company’s Class A Common Stock at the close of trading on that date will be eligible to receive the shares of Class B Common Stock. Further, the Company has set a payment date of December 16, 2024, subject to adjustment. On the record date, the Company anticipates there will be approximately 1.1 million shares of Class A Common Stock and approximately 5.9 million Class A Common Stock equivalents, based on the current conversion price of the Company’s Series C Convertible Preferred Stock, issued and outstanding (collectively, the “Eligible Capital Stock”), for an aggregate of approximately 7.0 million shares of Eligible Capital Stock. Consequently, the number of shares of Class B Common Stock issuable is approximately 0.71 for each share of Eligible Capital Stock. The foregoing figures reflect the implementation of the one-for-thirty-five reserve stock split that will be effectuated on November 25, 2024.

The Class B Common Stock is identical to the currently outstanding Class A Common Stock, with the exception that each share thereof carries ten times the voting power of a share of Class A Common Stock. The Class B Common Stock is convertible at any time after the payment date into Class A Common Stock on a one-for-one basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q (the “Quarterly Report”), the “Company,” “Hyperscale Data,” “we,” “us” and “our” refer to Hyperscale Data, Inc., a Delaware corporation. Hyperscale Data is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through our wholly and majority owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin and offer colocation and hosting services for the emerging artificial intelligence ecosystems and other industries, and provide mission-critical products that support a diverse range of industries, including metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma and hotel operations. In addition, we own and operate hotels and extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

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

Pursuant to the 2023 Loan Agreement, the Guarantors, as well as Milton C. Ault, III, our Executive Chairman and the Chief Executive Officer of Ault & Company, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) 19,226 Antminers (the “Miners”), (b) all of the crypto currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Third Avenue, Ault Energy, LLC, our wholly owned subsidiary (“Ault Energy”), ADTC, Eco Pack, and Circle 8 Holdco, (iii) a mortgage and security agreement by Third Avenue on the real estate property owned by Third Avenue in St. Petersburg, Florida (the “Florida Property”), (iv) a future advance mortgage by ACS on the real estate property owned by ACS in Dowagiac, Michigan (the “Michigan Property”), (v) an aircraft mortgage and security agreement by Ault Aviation on a private aircraft owned by Ault Aviation (the “Aircraft”), and (vi) deposit account control agreements over certain bank accounts held by certain of our subsidiaries.

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

However, on August 14, 2024, GIGA filed a petition for reorganization under Chapter 11 of the bankruptcy laws. Consequently, Ault Disruptive was required to terminate the Merger Agreement, which it did on August 15, 2024.  Ault Disruptive does not presently intend to enter into a new agreement and plan of merger with a third party.

On September 27, 2024, Ault Disruptive announced that it will redeem all of its outstanding shares of common stock which occurred as of the close of business on October 11, 2024, because Ault Disruptive would not consummate an initial business combination within the time period required by its Amended and Restated Certificate of Incorporation, as amended. During the nine months ended September 30, 2024, shares of Ault Disruptive common stock were redeemed for an aggregate redemption amount of $1.5 million.

On October 11, 2024, all remaining shares of Ault Disruptive common stock were redeemed for a redemption amount of $0.8 million.

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

On September 17, 2024, the loan and guarantee agreement, dated as of December 14, 2023, as amended, pursuant to which we have guaranteed financial obligations of Ault & Company borrowings, was amended regarding our obligations to fund the restricted cash Segregated Account.

We agreed to deposit in the Segregated Account: (i) $0.4 million monthly commencing on September 30, 2024 and ending on February 28, 2025; and (ii) $0.5 million monthly commencing on March 31, 2025 and ending on the earlier of the term loan maturity date, prepayment of the term loan in full or the date on which the balance of the Segregated Account exceeds 110% of the outstanding balance of the term loan. As of September 30, 2024 we had deposited $6.5 million in the Segregated Account. In October 2024, we deposited an additional $0.4 million in the Segregated Account.

On August 2, 2024, pursuant to the November 2023 SPA we entered into with Ault & Company, we sold 300 shares of Series C Convertible Preferred Stock and warrants to purchase 0.1 million shares of common stock to Ault & Company, for a purchase price of $0.3 million.

In October and November 2024, we sold to Ault & Company an aggregate of 2,230 shares of Series C Preferred Stock and Warrants to purchase 0.7 million shares of Class A common stock, for a total purchase price of $2.2 million.

On November 11, 2024 we filed a Certificate of Designation, Rights and Preferences (the “Certificate of Designation”) with the Secretary of State of the State of Delaware to establish the preferences, voting powers, limitations as to dividends or other distributions, qualifications, terms and conditions of redemption and other terms and conditions of our Series E Preferred Stock. The following is a summary description of those terms and the general effect of the issuance of the shares of Series E Preferred Stock on our other classes of registered securities.

The Series E Preferred Stock will, as to dividend rights and rights as to the distribution of assets upon our liquidation, dissolution or winding-up, rank: (1) senior to all classes or series of Common Stock and to all other equity securities issued by us other than equity securities referred to in clauses (2) and (3); (2) on parity with any future class or series of our equity securities expressly designated as ranking on parity with the Series E Preferred Stock, (3) junior to our Series A Cumulative Redeemable Perpetual Preferred Stock and its Series C Convertible Preferred Stock; and all equity securities issued by us expressly designated as ranking senior to the Series E Preferred Stock; and (4) junior to all our existing and future indebtedness.

To the extent the shares of Series E Preferred Stock are issued, we will pay cumulative cash dividends on the Series E Preferred Stock when, as and if declared by its board of directors (or a duly authorized committee of its board of directors), only out of funds legally available for payment of dividends. Dividends on the Series E Preferred Stock will accrue on the stated amount of $25.00 per share of the Series E Preferred Stock at a rate per annum equal to 10.00% (equivalent to $3.00 per year), payable monthly in arrears.

The Series E Preferred Stock is redeemable by us. Holders of shares of the Series E Preferred Stock generally will have no voting rights, except as required by law and as provided in the Certificate of Designation. Voting rights for holders of the Series E Preferred Stock exist primarily with respect to material and adverse changes in the terms of the Series E Preferred Stock and the creation of additional classes or series of preferred stock that rank senior to the Series E Preferred Stock.

Further, unless we have received the approval of two-thirds of the votes entitled to be cast by the holders of Series E Preferred Stock, we will not effect any consummation of a binding share exchange or reclassification of the Series E Preferred Stock or a merger or consolidation of us with another entity, unless (a) the shares of Series E Preferred Stock remain outstanding or, in the case of a merger or consolidation with respect to which we are not the surviving entity, the shares of Series E Preferred Stock are converted into or exchanged for preference securities, or (b) such shares remain outstanding or such preference securities are not materially less favorable than the Series E Preferred Stock immediately prior to such consummation.

At the June 28, 2024 annual meeting of stockholders, voted upon and approved Proposal 5, an amendment to our Certificate of Incorporation to effect a Reverse Split with a ratio of not less than one-for-two and not more than one-for-thirty-five at any time prior to June 27, 2025, with the exact ratio to be set at a whole number within this range as determined by our board of directors in its sole discretion.

On October 24, 2024, the board of directors authorized a special committee of the board to determine the ratio of the reverse split. On November 8, 2024, the special committee approved a one-for-thirty-five reverse split of the Class A common stock that will be effective in the State of Delaware on Friday, November 22, 2024. We anticipate that beginning with the opening of trading on Monday, November 25, 2024, our Class A common stock will trade on the NYSE American on a split-adjusted basis.

On November 15, 2024, we announced that we plan to issue a special one-time dividend (the “Distribution”) of 5.0 million shares of our Class B Common Stock (the “Class B Common Stock”) to all holders of our Class A Common Stock (the “Class A Common Stock”) and the Series C Convertible Preferred Stock on an as-converted basis.

The record date for the Distribution is November 29, 2024. Stockholders who own our Class A Common Stock at the close of trading on that date will be eligible to receive the shares of Class B Common Stock. Further, we have set a payment date of December 16, 2024, subject to adjustment. On the record date, we anticipate there will be approximately 1.1 million shares of Class A Common Stock and approximately 5.9 million Class A Common Stock equivalents, based on the current conversion price of our Series C Convertible Preferred Stock, issued and outstanding (collectively, the “Eligible Capital Stock”), for an aggregate of approximately 7.0 million shares of Eligible Capital Stock. Consequently, the number of shares of Class B Common Stock issuable is approximately 0.71 for each share of Eligible Capital Stock. The foregoing figures reflect the implementation of the one-for-thirty-five reserve stock split that will be effectuated on November 25, 2024.

The Class B Common Stock is identical to the currently outstanding Class A Common Stock, with the exception that each share thereof carries ten times the voting power of a share of Class A Common Stock. The Class B Common Stock is convertible at any time after the payment date into Class A Common Stock on a one-for-one basis.

Presentation of GIGA as Discontinued Operations

On August 14, 2024, our majority owned subsidiary, Gresham Worldwide, Inc. (“GIGA”), filed a petition for reorganization under Chapter 11 of the bankruptcy laws. The filing placed GIGA under the control of the bankruptcy court, which oversees its reorganization and restructuring process. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate GIGA and its subsidiaries effective on the petition date. We recognized a gain on deconsolidation of GIGA of $2.0 million included in net gain (loss) from discontinued operations.

In connection with the Chapter 11 reorganization process, we concluded that the operations of GIGA met the criteria for discontinued operations as this strategic shift that will have a significant effect on our operations and financial results. As a result, we have presented the results of operations, cash flows and financial position of GIGA as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

Change in Plan of Sales of AGREE Hotel Properties

On April 30, 2024, we had a change in plan of sale for our four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the not to sell.

For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2023, were reclassified in the December 31, 2023 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this change in plan of sale, we recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $8.0 million during the nine months ended September 30, 2024.

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

In recent years, we have provided capital and relevant expertise to fuel the growth of businesses in metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma and hotel operations. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.hyperscaledata.com.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023

Revenue	$2,215,000	$17,554,000
Revenue, crypto assets mining	5,264,000	7,558,000
Revenue, hotel and real estate operations	5,680,000	5,737,000
Revenue, crane operations	12,327,000	12,490,000
Revenue, lending and trading activities	5,575,000	(249,000)
Total revenue	31,061,000	43,090,000
Cost of revenue, products	1,178,000	13,209,000
Cost of revenue, crypto assets mining	9,388,000	10,228,000
Cost of revenue, hotel and real estate operations	3,498,000	3,279,000
Cost of revenue, crane operations	7,957,000	7,642,000
Cost of revenue, lending and trading activities	495,000	-
Total cost of revenue	22,516,000	34,358,000
Gross profit	8,545,000	8,732,000
Operating expenses
Research and development	4,598,000	1,097,000
Selling and marketing	4,755,000	7,638,000
General and administrative	11,996,000	16,339,000
Impairment of property and equipment	11,791,000	3,895,000
Impairment of mined crypto assets	-	113,000
Total operating expenses	33,140,000	29,082,000
Loss from operations	(24,595,000)	(20,350,000)
Other income (expense):
Interest and other income	766,000	278,000
Interest expense	(7,766,000)	(6,137,000)
Loss on extinguishment of debt	(240,000)	(1,546,000)
Change in fair value of warrant liability	-	499,000
Gain (loss) on the sale of fixed assets	32,000	(32,000)
Total other expense, net	(7,208,000)	(6,938,000)
Loss before income taxes	(31,803,000)	(27,288,000)
Income tax provision (benefit)	52,000	(565,000)
Net loss from continuing operations	(31,855,000)	(26,723,000)
Net gain (loss) from discontinued operations	2,216,000	(1,359,000)
Net loss	(29,639,000)	(28,082,000)
Net loss attributable to non-controlling interest	4,090,000	6,311,000
Net loss attributable to Hyperscale Data, Inc.	(25,549,000)	(21,771,000)
Preferred dividends	(1,326,000)	(412,000)
Net loss available to common stockholders	$(26,875,000)	$(22,183,000)
Comprehensive loss
Net loss available to common stockholders	$(26,875,000)	$(22,183,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	(221,000)	(282,000)
Other comprehensive income	(221,000)	(282,000)
Total comprehensive loss	$(27,096,000)	$(22,465,000)

Revenues

Revenues by segment for the three months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		Increase
	2024	2023	(Decrease)%
Sentinum
Revenue, crypto assets mining	$5,264,000	$7,558,000	$(2,294,000)	-30%
Revenue, commercial real estate leases	168,000	333,000	(165,000)	-50%
Energy
Revenue, crane operations	12,327,000	12,490,000	(163,000)	-1%
Other	26,000	439,000	(413,000)	-94%
Fintech
Revenue, lending and trading activities	5,575,000	(249,000)	5,824,000	-2339%
AGREE	5,512,000	5,404,000	108,000	2%
SMC	-	15,931,000	(15,931,000)	-100%
TurnOnGreen	1,290,000	1,166,000	124,000	11%
ROI	54,000	18,000	36,000	200%
Other	845,000	-	845,000	-
Total revenue	$31,061,000	$43,090,000	$(12,029,000)	-28%

Sentinum

Revenues from Sentinum’s crypto assets mining operations decreased by $2.2 million, primarily due to an estimated $5.3 million unfavorable impact from the April 19, 2024 Bitcoin halving event on the Bitcoin network, coupled with a 76% increase in the average Bitcoin mining difficulty level for the three months ended September 30, 2024, compared to the corresponding period in 2023. This decrease was partially offset by a 128% increase in the average Bitcoin price and a $0.3 million reduction in revenue from Sentinum’s crypto mining equipment hosted at third-party facilities for the three months ended September 30, 2024, compared to the corresponding period in 2023.

Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in crypto assets using a proof-of-work consensus algorithm. The Bitcoin halving event reduced the block subsidy by half from 6.25 to 3.125 Bitcoin. Transaction fees were not directly impacted by the halving.

Energy

Energy revenues from Circle 8’s crane operations decreased by $0.2 million, or 1%, for the three months ended September 30, 2024, remaining essentially flat compared to the prior period.

Fintech

Revenues from our lending and trading activities were $5.6 million for the three months ended September 30, 2024, driven primarily by $2.6 million in realized gains from trading activities, $2.6 million in fee income, and $0.6 million in unrealized gains on investment positions. In comparison, revenues from lending and trading activities for the same period in 2023 were negative $0.2 million, due to a $3.0 million unrealized loss from our investment in Alzamend and $0.8 million in net unrealized losses on investments in marketable equity securities, partially offset by $3.0 million in realized gains from trading activities and $0.5 million dividend income.

Revenues from our trading activities for the three months ended September 30, 2024 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

SMC

Due to the significant change in our ownership and voting rights, we determined that we no longer met the criteria of the primary beneficiary and, accordingly, we deconsolidated SMC as of November 20, 2023. SMC revenues were $0 for the three months ended September 30, 2024, a decrease of $15.9 million compared to the corresponding period in 2023.

TurnOnGreen

TurnOnGreen's revenues increased by $0.1 million for the three months ended September 30, 2024, compared to the corresponding period in 2023. This rise was primarily due to higher sales from a single, higher-margin customer in the defense industry during the three months ended September 30, 2024.

Gross Margins

Gross margins rose to 28% for the three months ended September 30, 2024, compared to 20% for the same period in 2023. This increase was influenced by our lending and trading activities, which contributed favorably in 2024 but had a negative impact in 2023. In both periods, gross margins were adversely affected by negative margins from our crypto assets mining operations. Excluding the impacts of both our lending and trading activities and our crypto assets mining operations, adjusted gross margins for the three months ended September 30, 2024, and 2023 would have been 38% and 33%, respectively. Gross margins improved due to the deconsolidation of the lower margin of SMC business.

Research and Development

Research and development expenses increased by $3.5 million for the three months ended September 30, 2024, due to increased expenditures related to development work on ROI’s BitNile gaming platform.

Selling and Marketing

Selling and marketing expenses were $4.8 million for the three months ended September 30, 2024, compared to $7.6 million for the three months ended September 30, 2023, a decrease of $2.9 million, or 38%. The decrease was primarily the result of a $2.0 million decrease in sales and marketing expenses at ROI primarily due to lower advertising and promotion costs and a $1.2 million decrease in sales and marketing expenses from SMC due to the deconsolidation of SMC as of November 20, 2023.

General and Administrative

General and administrative expenses were $12.0 million for the three months ended September 30, 2024, compared to $16.3 million for the three months ended September 30, 2023, a decrease of $4.3 million, or 27%. General and administrative expenses decreased from the comparative prior period, mainly due to the following:

•	$2.8 million decrease in general and administrative expenses from SMC due to the deconsolidation of SMC as of November 20, 2023;
•	$1.4 million lower professional fees; and
•	$1.4 million lower salaries and benefits.

Partially offset by:

•	$1.0 million higher operating expenses at AGREE; and
•	$0.9 million higher operating expenses at Circle 8.

Impairment of Property and Equipment

During the three months ended September 30, 2024, due to increases in the Bitcoin mining difficulty level, which compounded the continued impact of the Bitcoin halving event, we concluded that indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of our miners to be less than their net carrying value as of September 30, 2024, and an impairment charge of $10.5 million was recognized, decreasing the net carrying value of our crypto assets mining equipment to their estimated fair value.

In addition, we recorded $1.2 million in impairment charges related to real estate assets of AGREE during the three months ended September 30, 2024.

Other Income (Expense), Net

Other expense, net was $7.2 million for the three months ended September 30, 2024, compared to other expense, net of $6.9 million for the three months ended September 30, 2023.

Interest and other income was $0.8 million for the three months ended September 30, 2024, compared to $0.3 million for the three months ended September 30, 2023.

Interest expense was $7.8 million for the three months ended September 30, 2024, compared to $6.1 million for the three months ended September 30, 2023. Interest expense for the three months ended September 30, 2024 included contractual interest of $5.4 million, amortization of debt discount of $1.4 million and forbearance and extension fees of $1.1 million. Interest expense for the three months ended September 30, 2023 included contractual interest of $5.0 million, amortization of debt discount of $0.6 million and forbearance and extension fees of $0.5 million.

During the three months ended September 30, 2024, an investor converted $0.7 million of a convertible note into 3.0 million shares of Class A common stock that had a fair value of $0.9 million at the time of conversion and we recognized a $0.2 million loss on extinguishment of debt.

Income Tax Provision (Benefit)

The income tax provision (benefit) was $52,000 and ($0.6) million during the three months ended September 30, 2024 and 2023, respectively. The effective income tax provision (benefit) rate was 0.2% and (2.1%) for the three months ended September 30, 2024 and 2023, respectively. The lower income tax provision during the three months ended September 30, 2024 related primarily to lower dividend income compared to the prior year period as a result of the decline in cash and marketable securities held in the trust account as a result of redemptions of Ault Disruptive common stock subject to possible redemption.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024	2023

Revenue	$5,785,000	$25,754,000
Revenue, crypto assets mining	25,201,000	23,273,000
Revenue, hotel and real estate operations	14,377,000	13,148,000
Revenue, crane operations	36,945,000	37,726,000
Revenue, lending and trading activities	4,911,000	4,337,000
Total revenue	87,219,000	104,238,000
Cost of revenue, products	3,470,000	19,213,000
Cost of revenue, crypto assets mining	26,971,000	28,057,000
Cost of revenue, hotel and real estate operations	9,633,000	9,086,000
Cost of revenue, crane operations	23,704,000	22,671,000
Cost of revenue, lending and trading activities	495,000	1,180,000
Total cost of revenue	64,273,000	80,207,000
Gross profit	22,946,000	24,031,000
Operating expenses
Research and development	4,811,000	3,304,000
Selling and marketing	12,528,000	24,990,000
General and administrative	33,730,000	53,051,000
Impairment of property and equipment	19,746,000	3,895,000
Impairment of goodwill and intangible assets	-	35,570,000
Impairment of mined crypto assets	-	376,000
Total operating expenses	70,815,000	121,186,000
Loss from operations	(47,869,000)	(97,155,000)
Other income (expense):
Interest and other income	2,118,000	3,612,000
Interest expense	(18,825,000)	(35,180,000)
Gain on conversion of investment in equity securities to marketable equity securities	17,900,000	-
Gain (loss) on extinguishment of debt	502,000	(1,700,000)
Loss from investment in unconsolidated entity	(1,958,000)	-
Impairment of equity securities	(6,266,000)	(9,555,000)
Provision for loan losses, related party	(3,068,000)	-
Change in fair value of warrant liability	-	2,655,000
Gain on the sale of fixed assets	64,000	2,728,000
Total other expense, net	(9,533,000)	(37,440,000)
Loss before income taxes	(57,402,000)	(134,595,000)
Income tax provision	47,000	551,000
Net loss from continuing operations	(57,449,000)	(135,146,000)
Net loss from discontinued operations	(779,000)	(4,658,000)
Net loss	(58,228,000)	(139,804,000)
Net loss attributable to non-controlling interest	2,469,000	8,704,000
Net loss attributable to Hyperscale Data, Inc.	(55,759,000)	(131,100,000)
Preferred dividends	(3,894,000)	(963,000)
Net loss available to common stockholders	$(59,653,000)	$(132,063,000)
Comprehensive loss
Net loss available to common stockholders	$(59,653,000)	$(132,063,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	(621,000)	(702,000)
Other comprehensive income	(621,000)	(702,000)
Total comprehensive loss	$(60,274,000)	$(132,765,000)

Revenues

Revenues by segment for the nine months ended September 30, 2024 and 2023 were as follows:

	For the Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)%
Sentinum
Revenue, crypto assets mining	$25,201,000	$23,273,000	$1,928,000	8%
Revenue, commercial real estate leases	725,000	1,116,000	(391,000)	-35%
Energy
Revenue, crane operations	36,945,000	37,726,000	(781,000)	-2%
Other	94,000	987,000	(893,000)	-90%
Fintech
Revenue, lending and trading activities	4,911,000	4,337,000	574,000	13%
AGREE	13,652,000	12,032,000	1,620,000	13%
SMC	-	21,939,000	(21,939,000)	-100%
TurnOnGreen	3,751,000	2,765,000	986,000	36%
ROI	121,000	63,000	58,000	92%
Other	1,819,000	-	1,819,000	-
Total revenue	$87,219,000	$104,238,000	$(17,019,000)	-16%

Sentinum

Revenues from Sentinum’s crypto assets mining operations increased $4.2 million due primarily to a $3.5 million increase in revenue from Sentinum crypto mining equipment hosted at third-party facilities and a 128% increase in the average Bitcoin price, partially offset by an 76% increase in the average Bitcoin mining difficulty level for the nine months ended September 30, 2024, compared to the corresponding period in 2023, and an $9.7 million unfavorable impact from the April 19, 2024 Bitcoin halving event occurred on the Bitcoin network.

Energy

Energy revenues from Circle 8’s crane operations decreased by $0.8 million, or 2%, for the nine months ended September 30, 2024, remaining essentially flat compared to the prior period. This decrease was primarily due to lower utilization of the crane fleet, as five cranes were out of service during the three months ended June 30, 2024.

Fintech

Revenues from our lending and trading activities were $4.9 million for the nine months ended September 30, 2024, driven primarily by $2.5 million in realized gains from trading activities and $2.7 million in fee income, partially offset by a $0.6 million unrealized loss from our investment in Alzamend. In comparison, revenues from lending and trading activities for the same period in 2023 were $4.3 million, driven primarily by $8.5 million in net realized and unrealized gains on investments in marketable equity securities and $1.6 million in dividend income, partially offset by a $3.6 million unrealized loss from our investment in Alzamend and a $2.0 million impairment for equity securities that do not have readily determinable fair values related to Fintech lending operations.

Revenues from our trading activities for the nine months ended September 30, 2024 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

SMC

Due to the significant change in our ownership and voting rights, we determined that we no longer met the criteria of the primary beneficiary and, accordingly, we deconsolidated SMC as of November 20, 2023. SMC revenues were $0 for the nine months ended September 30, 2024, a decrease of $21.9 million compared to the corresponding period in 2023.

TurnOnGreen

TurnOnGreen's revenues increased by $1.0 million for the nine months ended September 30, 2024, compared to the corresponding period in 2023. This rise was primarily due to higher sales from a single, higher-margin customer in the defense industry during the nine months ended September 30, 2024.

Gross Margins

Gross margins rose to 26% for the nine months ended September 30, 2024, compared to 23% for the same period in 2023. This increase was influenced by our lending and trading activities, which contributed favorably to our gross margins for the nine months ended September 30, 2024 and 2023. In both periods, gross margins were adversely affected by negative margins from our crypto assets mining operations. Excluding the impacts of both our lending and trading activities and our crypto assets mining operations, adjusted gross margins for the nine months ended September 30, 2024, and 2023 would have been 36% and 33%, respectively. Gross margins improved due to the deconsolidation of the lower margin of SMC business.

Research and Development

Research and development expenses increased by $1.5 million for the nine months ended September 30, 2024, due to increased expenditures primarily related to development work on ROI’s BitNile gaming platform.

Selling and Marketing

Selling and marketing expenses were $12.5 million for the nine months ended September 30, 2024, compared to $25.0 million for the nine months ended September 30, 2023, a decrease of $12.5 million, or 48%. The decrease was primarily the result of an $10.2 million decrease in sales and marketing expenses at ROI primarily due to lower advertising and promotion costs and a $2.4 million decrease in sales and marketing expenses from SMC due to the deconsolidation of SMC as of November 20, 2023.

General and Administrative

General and administrative expenses were $33.7 million for the nine months ended September 30, 2024, compared to $53.1 million for the nine months ended September 30, 2023, a decrease of $19.3 million, or 36%. General and administrative expenses decreased from the comparative prior period, mainly due to the following:

•	$7.9 million decrease in general and administrative expenses from SMC due to the deconsolidation of SMC as of November 20, 2023;
•	$4.6 million lower stock compensation expense;
•	$4.0 million lower salaries and benefits;
•	$1.2 million lower professional fees; and
•	$1.2 million lower performance bonus related to realized gains on trading activities.

Impairment of Property and Equipment

During the three months ended September 30, 2024, due to increases in the Bitcoin mining difficulty level, which compounded the continued impact of the Bitcoin halving event, we concluded that indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of our miners to be less than their net carrying value as of September 30, 2024, and an impairment charge of $10.5 million was recognized, decreasing the net carrying value of our crypto assets mining equipment to their estimated fair value.

In addition, we recorded $9.2 million in impairment charges related to real estate assets of AGREE during the nine months ended September 30, 2024.

Other Income (Expense), Net

Other expense, net was $9.5 million for the nine months ended September 30, 2024, compared to other expense, net of $37.4 million for the nine months ended September 30, 2023.

Interest and other income was $2.1 million for the nine months ended September 30, 2024, compared to $3.6 million for the nine months ended September 30, 2023. The decrease in interest and other income is primarily due to the decline in Ault Disruptive’s interest income as a result of the decline in cash and marketable securities held in the trust account as a result of redemptions of Ault Disruptive common stock subject to possible redemption.

Interest expense was $18.8 million for the nine months ended September 30, 2024, compared to $35.2 million for the nine months ended September 30, 2023. Interest expense for the nine months ended September 30, 2024 included contractual interest of $10.7 million, amortization of debt discount of $4.8 million, and forbearance and extension fees of $3.3 million. Interest expense for the nine months ended September 30, 2023 included amortization of debt discount of $18.2 million, contractual interest of $9.6 million and forbearance and extension fees of $7.3 million.

Gain on conversion of investment in equity securities to marketable equity securities of $17.9 million relates to ROI conversion of White River common stock. During the nine months ended September 30, 2024, ROI transferred 14.5 million shares of White River common stock with a fair value of $19.2 million at the date of transfer. In conjunction with the transfers, ROI converted a portion of their White River’s Series A Convertible Preferred Stock into common stock and recorded a noncash $17.9 million gain on conversion.

During the three months ended March 31, 2024, ROI converted $2.3 million of ROI senior secured convertible notes that had a fair value of $0.9 million at the time of conversion and recognized a $1.4 million gain on extinguishment of debt. During the three months ended September 30, 2024, holders of our convertible notes converted $2.0 million of convertible notes that had a fair value of $2.7 million at the time of conversion and recognized a $0.7 million loss on extinguishment of debt.

During the three months ended September 30, 2024, an investor converted $0.7 million of a convertible note into 3.0 million shares of Class A common stock that had a fair value of $0.9 million at the time of conversion and we recognized a $0.2 million loss on extinguishment of debt.

Loss from investment in unconsolidated entity was $2.0 million for the nine months ended September 30, 2024, representing our share of losses from our equity method investment in SMC.

For the nine months ended September 30, 2024, the provision for loan losses on the related party note receivable from Ault & Company was $3.1 million, due to uncertainties regarding collection. This compares to no provision for the same period in 2023.

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at were $6.3 million for the nine months ended September 30, 2024.

Income Tax Provision

The income tax provision was $47,000 and $0.5 million during the nine months ended September 30, 2024 and 2023, respectively. The effective income tax provision rate was 0.1% and 0.4% for the nine months ended September 30, 2024 and 2023, respectively. The lower income tax provision during the nine months ended September 30, 2024 related primarily to lower dividend income compared to the prior year period as a result of the decline in cash and marketable securities held in the trust account as a result of redemptions of Ault Disruptive common stock subject to possible redemption.

Liquidity and Capital Resources

On September 30, 2024, we had cash and cash equivalents of $7.2 million (excluding restricted cash of $8.3 million), compared to cash and cash equivalents of $6.1 million (excluding restricted cash of $5.0 million) at December 31, 2023. The increase in cash and cash equivalents was primarily due to cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from notes payable and convertible notes, partially offset by the payment of debt, purchases of property and equipment and cash used in operating activities.

Net cash used in operating activities totaled $10.2 million for the nine months ended September 30, 2024, compared to $2.2 million for the nine months ended September 30, 2023. Cash used in operating activities for the nine months ended September 30, 2024 included $20.0 million proceeds from the sale of crypto assets from our Sentinum crypto assets mining operations, offset by operating losses and changes in working capital. Net cash used in operating activities for the nine months ended September 30, 2024 included $6.4 million cash used in operating activities from discontinued operations.

Net cash used in investing activities was $11.8 million for the nine months ended September 30, 2024, compared to $22.9 million for the nine months ended September 30, 2023. Net cash used in investing activities for the nine months ended September 30, 2024 was primarily related to $4.8 million capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2024 included $3.8 million cash used in investing activities from discontinued operations.

Net cash provided by financing activities was $22.6 million for the nine months ended September 30, 2024, compared to $23.8 million for the nine months ended September 30, 2023, and primarily reflects the following transactions:

•	During the period between January 1, 2024 through March 13, 2024, we sold an aggregate of 25.6 million shares of common stock pursuant to the At-The-Market issuance sales agreement, as amended, entered into with Ascendiant Capital Markets, LLC in 2023 (the “2023 Common ATM Offering”) for gross proceeds of $14.6 million and effective March 14, 2024, the 2023 Common ATM Offering was terminated;

•	$49.3 million proceeds from notes payable, partially offset by $47.0 million payments on notes payable;

•	$6.7 million proceeds from convertible notes payable, partially offset by $1.3 million payments on notes payable;

•	$2.8 million proceeds from sales of Series C preferred stock, related party;

•	$1.8 million proceeds from subsidiaries’ sale of stock to non-controlling interests;

•	$3.9 million payments of preferred dividends; and

•	$1.9 million payments on notes payable, related party.

Net cash provided by financing activities for the nine months ended September 30, 2024 included $2.6 million cash provided by financing activities from discontinued operations.

Financing Transactions Subsequent to September 30, 2024

In October 2024, we sold to Ault & Company an aggregate of 1,400 shares of Series C Preferred Stock and Warrants to purchase 0.4 million shares of Class A common stock, for a total purchase price of $1.4 million.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, the end of its most recent fiscal year.

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

4.	The Company did not design and/or implement user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and crypto assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) crypto assets mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the fiscal quarter ended September 30, 2024, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Motion has been fully briefed and is currently pending before the Court.

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

On August 14, 2024, GIGA filed a petition for reorganization under Chapter 11 of the bankruptcy laws

On November 12, 2024, GIGA removed the state court action to the United States District Court for the Southern District of New York.

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

ITEM 1A.	RISK FACTORS

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
3.19	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2024 and effective September 10, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on September 6, 2024 as Exhibit 3.1 thereto.
10.1	Note Purchase Agreement, dated July 18, 2024, by and among the Company and Esousa Group Holdings, LLC. Incorporated by reference to the Current Report on Form 8-K filed on July 19, 2024 as Exhibit 10.1 thereto.
10.2	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on July 19, 2024 as Exhibit 4.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2024

HYPERSCALE DATA, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

