Form 10-K
period 2024-12-31
Hyperscale Data, Inc.
filed 2025-04-15
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 1-12711

HYPERSCALE DATA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 190, Las Vegas, NV	89141	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	GPUS	NYSE American
13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	GPUS PD	NYSE American

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $10.4 million based on the closing sale price on June 28, 2024 as reported on the NYSE American of $10.143. Shares of the registrant’s Class A common stock held by executive officers, directors or 10% beneficial owners and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 1,529,995 shares of Class A common stock outstanding as of April 14, 2025.

Documents incorporated by reference: None

HYPERSCALE DATA, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our securities speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the U.S. Securities and Exchange Commission (“SEC”) before making investment decisions regarding our securities.

•	We will need to raise additional capital to fund our operations in furtherance of our business plan.

•	We have an evolving business model, which increases the complexity of our business.

•	Our Bitcoin mining operations present a number of risks, which are delineated in the Risk Factors section.

•	We are highly reliant on the price of Bitcoin and the level of demand for, and financial performance of, Bitcoin.

•	Our holding company model presents certain additional risks, which are delineated in the Risk factors section.

•	Our growth strategy is subject to a significant degree of risk.

•	We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

•	If we fail to anticipate and adequately respond to rapid technological changes in our industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

•	We are subject to risks related to governmental regulation and enforcement with respect to Bitcoin mining, including:

◦	Regulatory changes or actions may restrict the use of bitcoins or the operation of the Bitcoin network in a manner that adversely affects an investment in our securities;

◦	Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin;

◦	If regulatory changes or interpretations require the regulation of bitcoins under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Act”) by the SEC, we may be required to register and comply with such regulations. To the extent we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. This would likely have a material adverse effect on us and investors may lose their investment; and

◦	Changing environmental regulation and public energy policy may expose our business to new risks.

•	We may be significantly impacted by developments and changes in laws and regulations, including increased regulation of the industry in which we operate through legislative action and revised rules and standards applied by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act.

•	If we do not continue to satisfy the NYSE American continued listing requirements, our securities could be delisted from NYSE American.

•	Our Class A common stock and Series D Preferred Stock prices are volatile

PART I

ITEM 1.	BUSINESS

Company Overview

Hyperscale Data, Inc., a Delaware corporation formerly known as Ault Alliance, Inc., was incorporated in September 2017. Through our wholly and majority owned subsidiaries and strategic investments, we own and/or operate data centers at which we mine Bitcoin and offer colocation and hosting services for the emerging artificial intelligence (“AI”) ecosystems and other industries as well as provide mission-critical products that support a diverse range of industries, including an artificial intelligence software platform, a social gaming platform, equipment rental services, defense/aerospace, industrial, automotive, medical/biopharma and hotel operations. Our direct and indirect wholly owned subsidiaries include (i) Sentinum, Inc. (“Sentinum”), (ii) Alliance Cloud Services, LLC (“ACS”) and (iii) BNI Montana, LLC (“BNI Montana”).

We own Ault Capital Group, Inc. (“Ault Capital”), which either wholly owns or has a direct controlling interest in, among other entities, (i) Ault Lending, LLC (“Ault Lending”), (ii) RiskOn International, Inc., formerly known as BitNile Metaverse, Inc. (“ROI”), which wholly owns BitNile.com, Inc. (“BNC”), (iii) askROI, Inc. (“askROI”), (iv) Ault Global Real Estate Equities, Inc. (“AGREE”), (v) Eco Pack Technologies, Inc. (“Eco Pack”), (vi) Ault Aviation, LLC (“Ault Aviation”), (vii) Circle 8 Holdco LLC (“Circle 8 Holdco”), which wholly owns Circle 8 Crane Services, LLC (“Circle 8”) and (viii) TurnOnGreen, Inc. (“TurnOnGreen”), which wholly owns TOG Technologies, Inc. (“TOG Technologies”) and Digital Power Corporation (“Digital Power”).

We were founded by Milton C. (Todd) Ault, III, our Executive Chairman, and are led by Mr. Ault, William B. Horne, our Chief Executive Officer and Vice Chairman, and Henry Nisser, our President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the holding company. Our long-term objective is to maximize per share intrinsic value. All major investment and capital allocation decisions are made for us by Mr. Ault and the Executive Committee.

We currently have the following reportable segments, though it should be noted that we are in the process of transitioning our data centers away from Bitcoin mining to operations dedicated to high-performance computing (“HPC”) and AI purposes:

•	Technology and Finance (“Fintech”): commercial lending and trading through Ault Lending;

•	Sentinum: Bitcoin mining operation and data center operations through ACS;

•	AGREE – hotel operations and other commercial real estate holdings;

•	Energy and Infrastructure (“Energy”): crane rental and lifting solutions provider for oilfield, construction, commercial and infrastructure markets through Circle 8;

•	ROI: includes askROI, which operates a unique, generative AI-driven platform engineered to provide pertinent and unique data insights through integration with business specific data that pushes beyond the conventional uses of existing large language models as well as RiskOn, which owns 100% of BNC, which operates a social gaming platform; and

•	TurnOnGreen: commercial electronics solutions with operations conducted by Digital Power, and electric vehicle (“EV”) charging solutions through TOG Technologies.

We operate as a holding company with operations conducted primarily through our subsidiaries, which are described below.

Recent Events and Developments

On June 4, 2024, we entered into a Loan Agreement (the “2024 Credit Agreement”) with OREE Lending Company, LLC and Helios Funds LLC, as lenders (“Lenders”). Each Lender is a 50% member of (and thus affiliate of) Orion Equity Partners, LLC (“Orion”). The 2024 Credit Agreement provided for an unsecured, non-revolving credit facility in an aggregate principal amount of up to $20.0 million, provided, however, that at no point shall we be allowed to have outstanding loans under the 2024 Credit Agreement in a principal amount received of more than $2.0 million (unless otherwise allowed by Lenders in their sole discretion). All loans under the 2024 Credit Agreement were due December 4, 2024. The Lenders are not obligated to make any further loans under the 2024 Credit Agreement after the maturity date described above. Loans under the 2024 Credit Agreement are evidenced by promissory notes (the “Promissory Notes”) and have an original issuance discount of 20% to the amount of each loan and all Promissory Notes, originally bore interest at the rate of 15.0% per annum and may be repaid at any time without penalty or premium.

Under the 2024 Credit Agreement, the Lenders loaned to us $1.5 million on June 4, 2024, $0.5 million on June 20, 2024 and $1.5 million on or about July 2, 2024. As of the date of this Annual Report, we have repaid $2.0 million to the Lenders. On January 9, 2025, we and each Lender amended (a) the 2024 Credit Agreement whereby, among other things, upon the effectiveness of a registration statement, the 2024 Credit Agreement shall terminate and be of no further force and effect, (b) the notes whereby no additional interest (other than the 20% OID) shall accrue on such notes. As a result of these amendments, the aggregate amount payable to the Lenders by us, above the principal amount of $3.5 million under the 2024 Credit Agreement, is $0.7 million.

On June 20, 2024, we entered into the ELOC Purchase Agreement, as amended (as amended, the “Purchase Agreement”) with Orion, pursuant to which Orion has committed to purchase up to an aggregate of $37.5 million of shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our Series D Preferred Stock that may be issued under the Purchase Agreement may be sold by us to Orion at our discretion from time to time during the term of the Purchase Agreement.

On July 18, 2024, we entered into a note purchase agreement with an institutional investor pursuant to which the institutional investor agreed to acquire, and we agreed to issue and sell in a registered direct offering to the institutional investor, a $5.4 million 10% OID Convertible Promissory Note (the “OID Note”). The OID Note was sold to the institutional investor for a purchase price of $4.9 million, an original issue discount of $0.5 million. The OID Note will accrue interest at the rate of 15% per annum, unless an event of default occurs, at which time the OID Note would accrue interest at 18% per annum. The OID Note matured on October 19, 2024. In addition, the OID Note is convertible into shares of our Class A common stock at a conversion price of $5.867 per share (the “OID Conversion Price”), subject to adjustment. On December 10, 2024, we entered into a forbearance agreement with the investor pursuant to which the investor agreed to forebear through the close of business on December 31, 2024, from exercising the rights and remedies it is entitled to under the OID Note, and we issued the investor a convertible promissory note in the amount of $0.9 million (the “Forbearance Note”). The Forbearance Note was convertible into shares of Class A common stock at a conversion price equal to $5.47, subject to adjustment. The Forbearance Note accrued interest at the rate of 18% per annum and matured on February 15, 2025. On February 25, 2025, pursuant to an amended and restated forbearance agreement we entered into with the institutional investor, we issued to the investor an amended and restated convertible promissory note in the amount of $3.5 million (the “A&R Forbearance Note”), consisting of (i) the amount then due under the forbearance note of $0.9 million, (ii) a forbearance extension fee of $0.3 million and (iii) a true-up amount of $2.3 million. The A&R Forbearance Note shall be convertible into shares of Class A common stock at a conversion price equal to $2.00. The A&R Forbearance Note will accrue interest at the rate of 18% per annum and mature on May 15, 2025. In exchange, the investor agreed to forbear through the close of business on May 15, 2025, from exercising any rights and remedies under the $5.4 million 10% OID Convertible Promissory Note we previously issued to the investor on July 19, 2024 and any related transaction documents.

In October 2024, pursuant to the securities purchase agreement we entered into with Ault & Company, dated as of November 6, 2023 (the “November 2023 SPA”), we sold an aggregate of 1,400 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 11,825 shares of Class A common stock to Ault & Company, for an aggregate purchase price of $1.4 million.

In November 2024, pursuant to the November 2023 SPA we entered into with Ault & Company, we sold an aggregate of 1,280 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 10,811 shares of Class A common stock to Ault & Company, for an aggregate purchase price of $1.3 million.

On December 9, 2024, we completed the distribution of 650,000 shares of our 10% Series E Redeemable Perpetual Preferred Stock (the “Series E Preferred Stock”), a $16.25 million stated value, to holders of Class A common stock and Series C Convertible Preferred Stock on an as-converted basis. Dividends will accrue on the stated amount of $25.00 per share of the Series E Preferred Stock at a rate per annum equal to 10.00%.

On December 16, 2024, we completed the distribution of approximately 5.0 million shares of our Class B common stock (the “Class B Common Stock”) to all holders of our Class A common stock and Series C Convertible Preferred Stock on an as-converted basis. There is currently no public trading market for the Class B Common Stock. While we presently intend to seek to have the Class B Common Stock listed for trading on the NYSE American within the foreseeable future, there can be no assurance when, or if, such a listing will occur. The Class B Common Stock is identical to the currently outstanding Class A common stock, with the exception that each share thereof carries 10 times the voting power of a share of Class A common stock. The Class B Common Stock is convertible at any time into Class A common stock on a one-for-one basis.

On November 20, 2024, pursuant to the approval provided by our stockholders at the annual meeting of stockholders held on June 28, 2024, we filed an Amendment to our Certificate of Incorporation with the State of Delaware to effectuate a reverse stock split of our Class A common stock affecting the issued and outstanding number of such shares by a ratio of one-for-thirty-five. The reverse stock split became effective on November 22, 2024. All share amounts in this Annual Report have been updated to reflect the reverse stock split.

On December 23, 2024, we completed the distribution of 1.0 million shares of our Series F Exchangeable Preferred Stock (“Series F Preferred Stock”) to holders of Class A common stock and Series C Convertible Preferred Stock on an as-converted basis. The Series F Preferred Stock has a $1.00 liquidation preference and does not pay a dividend. Each share of Series F Preferred Stock will be exchangeable, at the option of its holder, for (i) 10 shares of Class A Common Stock of Ault Capital and (ii) five shares of Class B Common Stock of Ault Capital, at any time beginning on the later of (i) one year after issuance of the Series F Preferred Stock and (ii) the date of the registration under the Securities Act of 1933, as amended, of all of the foregoing shares of Ault Capital Class A Common Stock and Ault Capital Class B Common Stock. Once the Series F Preferred Stock has been exchanged into shares of Ault Capital Class A Common Stock and Class B Common Stock, our sole business will be our ownership of Sentinum, Inc., through which we operate our Bitcoin mining business as well as its HPC and AI operations.

In December 2024, pursuant to the November 2023 SPA we entered into with Ault & Company, we sold an aggregate of 3,020 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 25,509 shares of Class A common stock to Ault & Company, for an aggregate purchase price of $3.0 million. As of the date of this Annual Report, Ault & Company has purchased an aggregate of 50,000 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 422,337 shares of Class A common stock, for an aggregate purchase price of $50.0 million.

On December 13, 2024 (the “Closing Date”), Third Avenue Apartments LLC (“Third Avenue”), which was a subsidiary of AGREE, completed the sale of its real property located at the southeast corner of 5th Street North and 3rd Avenue North in St. Petersburg, Florida (the “Property”). The Property was sold on the Closing Date to Cats Mirror Lake, LLC (the “Buyer”) pursuant to a contract of sale, as amended, entered into by Third Avenue and the Buyer. The sale price for the property was $13.0 million. In February 2025, Third Avenue filed a certificate of cancellation with the Delaware Secretary of State.

On December 21, 2024, we entered into a securities purchase agreement (the “December 2024 SPA”) with Ault & Company, pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 25,000 shares of Series G convertible preferred stock (“Series G Preferred Stock”) and warrants to purchase up to 4.2 million shares of Class A common stock (the “Series G Warrants”) for a total purchase price of up to $25.0 million. The December 2024 SPA provides that the financing may be conducted through one or more closings. Through April 14, 2025, pursuant to the December 2024 SPA, we have sold to Ault & Company 960 shares of Series G Preferred Stock and Series G Warrants to purchase 162,217 shares of Class A common stock, for a purchase price of $1.0 million.

Each share of Series G Preferred Stock has a stated value of $1,000.00 and is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.10 per share, and (ii) the lesser of (A) $6.74 or (B) 105% of the volume weighted average price of the Class A common stock during the ten trading days immediately prior to the date of conversion. The holders of Series G Preferred Stock are entitled to cumulative cash dividends at an annual rate of 9.5%, or $95.00 per share, based on the stated value per share. Dividends shall accrue for 10 years from the date of issuance of such shares of Series G Preferred Stock and are payable monthly in arrears. For the first two years, we may elect to pay the dividend amount in shares of Class A common stock rather than cash. The holders of the Series G Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

On February 5, 2025, we entered into an exchange agreement with an institutional investor, pursuant to which we issued to the investor a convertible promissory note in the principal face amount of $1.9 million (the “February 2025 Convertible Note”), in exchange for the cancellation of an outstanding term note we issued to the investor in April 2024. That note had an outstanding principal amount and accrued but unpaid interest of $1.9 million.  The February 2025 Convertible Note accrued interest at the rate of 15% per annum, unless an event of default (as defined in the February 2025 Convertible Note) occurs, at which time the February 2025 Convertible Note would accrue interest at 18% per annum. The February 2025 Convertible Note was to mature on May 5, 2025. The February 2025 Convertible Note was convertible into shares of Class A common stock at a fixed conversion price of $4.00 per share.

On March 14, 2025, we entered into an exchange agreement with an institutional investor pursuant to which we issued to the investor a convertible promissory note in the principal face amount of $4.2 million in exchange for the cancellation of (i) a term note issued by us on May 16, 2024, with outstanding principal and accrued but unpaid interest of $0.7 million, (ii) a term note issued by us on May 20, 2024, with outstanding principal and accrued but unpaid interest of $1.5 million, and (iii) the February 2025 Convertible Note issued by us on February 5, 2025, with outstanding principal and accrued but unpaid interest of $2.0 million. The note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the note) occurs, at which time the note would accrue interest at 18% per annum. The note will mature on June 30, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.40 per share (the “Floor Price”) and (ii) the lesser of 75% of the VWAP (as defined in the note) of the class A common stock during the five trading days immediately prior to (A) the date of issuance of the note or (B) the date of conversion into shares of class A common stock.

On March 21, 2025, we entered into an exchange agreement with an institutional investor, pursuant to which we issued to the investor a convertible promissory note in the principal face amount of $4.9 million (the “Exchange Note”) in exchange for the cancellation of (i) a term note issued by us on January 14, 2025, with outstanding principal and accrued but unpaid interest of $2.6 million, (ii) a promissory note issued by us on March 7, 2025, with outstanding principal and accrued but unpaid interest of $0.5 million, (iii) a promissory note issued by us on March 12, 2025, with outstanding principal and accrued but unpaid interest of $1.5 million, and (iv) a promissory note issued by us on March 13, 2025, with outstanding principal and accrued but unpaid interest of $0.3 million. The Exchange Note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the Exchange Note) occurs, at which time the note would accrue interest at 18% per annum. The Exchange Note will mature on December 31, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) the Floor Price and (ii) the lesser of 75% of the VWAP (as defined in the Exchange Note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the Exchange Note or (B) the date of conversion into shares of Class A common stock, but not greater than $10.00 per share.

On March 28, 2025, our majority owned subsidiary, Avalanche International Corp. (“AVLP”), filed a petition for liquidation under Chapter 7 of the bankruptcy laws. The filing placed AVLP under the control of the bankruptcy court, which will oversee its liquidation. As a result, we no longer consider AVLP a subsidiary of ours.

On March 30, 2025, we entered into an amendment to the November 2023 SPA to provide for an extension of the date on which the final closing may occur from December 31, 2024 to March 31, 2025, subject to Ault & Company’s ability to further extend such date for ninety (90) days.

On March 31, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which we agreed to sell up to 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total purchase price of up to $50.0 million. The securities purchase agreement provides that the transaction shall be conducted through 49 separate tranche closings, provided, however, that the investor has the ability, exercisable in its sole discretion, to purchase any number of shares of Series B Preferred Stock prior to the dates of the tranche closings provided for in the securities purchase agreement. The initial tranche closing, which will close promptly after the investor has converted out of the Exchange Note, will consist of the sale and issuance to the investor of 2,000 shares of Series B Preferred Stock for an aggregate of $2.0 million. Pursuant to the securities purchase agreement, provided certain closing conditions have been met, the investor shall purchase up to 4,800 shares of Series B Preferred Stock on a monthly basis, with the investor being required to purchase 1,000 shares per month.

Each share of Series B Preferred Stock has a stated value of $1,000.00 and is convertible into shares of Class A common stock at a conversion price equal the lesser of a 25% discount to our volume weighted average price during the five trading days immediately prior to (A) the date of execution of the securities purchase agreement or (B) the date of conversion into shares of Class A common stock, but not greater than $10.00 per share. Notwithstanding the foregoing, in no event shall the Series B Preferred Stock be convertible at less than the Floor Price. The holders of Series B Preferred Stock are entitled to cumulative cash dividends at an annual rate of 15%, or $150.00 per share, based on the stated value per share. Dividends shall accrue for as long as any shares of Series B Preferred Stock remain issued and outstanding and are payable monthly in arrears. For the first two years, we may elect to pay the dividend amount in additional shares of Series B Preferred Stock rather than cash. The holders of the Series B Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

On April 1, 2025, we issued to an accredited investor a convertible promissory note in the principal face amount of $1.65 million in consideration for an advance we received of $1.5 million. The note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the note) occurs, at which time the note would accrue interest at 18% per annum. The note will mature on September 30, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) the Floor Price and (ii) the lesser of 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the note or (B) the date of conversion into shares of Class A common stock.

On April 8, 2025, we issued to an accredited investor a convertible promissory note in the principal face amount of $110,000 in consideration for $100,000. The note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the note) occurs, at which time the note would accrue interest at 18% per annum. The note will mature on September 30, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.45 and (ii) the lesser of (A) 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to the date of issuance of the note or (B) 75% of the lowest daily VWAP of the Class A common stock during the five trading days immediately prior to the date of conversion into shares of Class A common stock.

Corporate Information

We are a Delaware corporation, initially formed in California in 1969 and reincorporated in Delaware in 2017. We are located at 11411 Southern Highlands Parkway, Suite 190, Las Vegas, NV 89141. Our phone number is (949) 444-5464 and our website address is https://hyperscaledata.com/.

Our Corporate Structure

On September 10, 2024, we changed our name from Ault Alliance, Inc. to Hyperscale Data, Inc. (the “Name Change”). The Name Change did not affect the rights of our security holders. Our Class A common stock is traded on the NYSE American under the symbol “GPUS.” Existing stock certificates that reflect a prior corporate name continue to be valid. Certificates reflecting the new corporate name are issued as old stock certificates are tendered for exchange or transfer to our transfer agent.

In March and August of 2024, we reorganized our corporate structure pursuant to a series of transactions by and among the Company and its directly and indirectly owned subsidiaries as well as third parties. The purpose of the reorganization was to simplify our organizational and reporting structure to more accurately reflect our business operations. As a result of the foregoing transactions, our corporate structure is currently as follows:

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

Over the recent past, we have provided capital and relevant expertise to fuel the growth of businesses in Bitcoin mining, generative AI and metaverse platform development, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics and textiles. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

Our Principal Subsidiaries and their Businesses

The following is a brief summary of the businesses in which we own a controlling interest, or whose financial statements we consolidated in this Annual Report:

Sentinum

Sentinum conducts data center operations and Bitcoin mining through ACS.

Overview

Sentinum’s revenue is currently generated primarily from mining Bitcoin for our own account. However, during 2024 we began the process of transitioning our primary operations from Bitcoin mining to developing our Michigan data center, which constitutes a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan (the “Michigan Facility”) to support the growing demand of enterprise, HPC and AI cloud providers with high-density workloads.

Through its wholly owned and operated data centers, Sentinum’s mission is to support internal computing requirements and to empower AI-focused businesses and other businesses requiring high-density power with reliable, scalable, and secure hosting solutions. We currently have data centers in Michigan and Montana. The Michigan Facility’s design and available power provides Sentinum the ability to create bespoke solutions enabling it to seize growth opportunities within the broader data center services market. The Michigan Facility’s design continues to evolve to address prospective customer requirements, including cooling techniques such as direct to chip heat exchange and backup power systems such as uninterruptible power supplies with batteries to store energy. Sentinum can provide a range of service options tailored to a customer’s needs, including HPC and AI. HPC and AI are synonymous with applications requiring immense computational power to process complex models and perform real-time inferences. These use cases are being adopted by a wide range of industries, such as healthcare, energy, automotive, robotics and other autonomous systems. We are exploring the potential of working directly with end user companies as well as companies with which we could collaborate to provide comprehensive solutions.

Sentinum’s attentiveness to disruptive technologies such as HPC, AI and blockchain combined with the foundational elements of data centers, power infrastructure, telecommunications and security enable it to support the internal operations for Bitcoin mining alongside non-mining solutions for third party customers. The economies of scale created by Bitcoin mining operations provide a competitive advantage to Sentinum as it seeks to add non-mining applications to its services portfolio. If successful in adding non-mining applications, it is highly likely that the Bitcoin mining operations will be gradually phased out. Sentinum continues to evaluate opportunities to add HPC and AI applications. Sentinum conducts preliminary engineering design sessions with prospects and provides site tours at its Michigan Facility for prospective customers that we believe represent qualified opportunities. Sentinum continually monitors critical equipment supply chains and lead times in support of preferred installation timelines requested by prospective customers. During April 2025, Sentinum completed the installation requirements for deployment of a 250 kilowatts HPC customer.

Sentinum currently mines Bitcoin using purpose-built computers (or “miners”) to solve complex cryptographic algorithms (or “verify” or “solve” blocks) in the blockchain in exchange for rewards and fees denominated in the native token of that blockchain network, which is Bitcoin. Sentinum’s miners provide computing power to a Bitcoin mining pool operator, in which all the participants’ machines mine Bitcoin as a collective group, and Sentinum gets paid the expected value of both the block reward and transaction fees for doing so. The mining pool operator receives block rewards and transaction fees paid in Bitcoin by the blockchain when the mining pool finds new blocks. The reward and transaction fees are then shared by the pool participants based on their hash rate contributions to the pool, less a small amount of fees.

We have determined that Bitcoin, the only crypto asset that Sentinum mines, would likely not be considered a security under U.S. federal securities laws, in consultation with outside counsel. We base our analysis on relevant case law, applying the frameworks established by the U.S. Supreme Court and taking into consideration relevant guidance by the SEC and its staff. A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of Bitcoin, we may be subject to regulatory scrutiny, investigations, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that Bitcoin that we own or mine is a “security” may adversely affect the value of Bitcoin and our business.

We do not, however, currently acquire crypto assets for investment purposes. As of December 31, 2024, we held approximately two Bitcoin valued at $183,000, based on cost less impairment as of such date. Our mining operations generated a net loss of $12.6 million and revenue of $31.5 million during the year ended December 31, 2024 compared to a net loss of $2.6 million and revenue of $33.1 million during the year ended December 31, 2023. As of December 31, 2024, the $183,000 carrying value of our Bitcoin represented less than 0.1% of our total assets of $219.7 million as of such date.

Sentinum Breakeven Analysis

Since commencement of Sentinum’s mining operations in 2021, we have received approximately 3,017 Bitcoin for providing computing power to a Bitcoin mining pool operator and from hosted mining operations, pursuant to the terms of a Master Services Agreement (“MSA”) with Core Scientific, Inc. (“Core Scientific”), through December 31, 2024. The MSA terminated on August 31, 2024. The Bitcoin received is available for sale in the ordinary course of business, and while we believe that holding Bitcoin represents an attractive option to increase our liquid assets, due to our continued operating losses we currently sell Bitcoin as it is mined to fund our operating expenses. We believe that our integrated model with close control over our power sources and owning our Bitcoin mining data center helps us to produce Bitcoin with attractive cost efficiency, since we are not burdened with additional costs that are typical in a third party hosting relationship such as per miner operational fees and revenue sharing. This helps us to produce Bitcoin, excluding depreciation of our miners which is a non-cash expense, at a cost that we believe is attractive versus the price of Bitcoin.

Our net cost of power was between approximately $42 to $62 per megawatt-hour in the second half of 2023 to the present. During the years ended December 31, 2024 and 2023, we had on average approximately 16,000 miners in operations. In aggregate, these miners generated approximately 677 and 1,607 Bitcoin during the years ended December 31, 2024 and 2023, respectively, for providing computing power to a Bitcoin mining pool operator and from hosted mining operations with Core Scientific. Alternatively, during the years ended December 31, 2024 and 2023, we generated an average of 1.85 and 4.40 Bitcoin per day, respectively, from our mining operations. Due to the termination of our hosting agreement with Core Scientific and the block reward halving that occurred during April 2024, the average Bitcoin mined from our operations has decreased to approximately 0.72 Bitcoin per day during the three months ended December 31, 2024. The following table reflects the actual costs that we incurred to mine one Bitcoin.

	Year Ended December 31,
	2024	2023
Depreciation	$21,354	$11,256
Utilities and other costs	29,377	11,426
Hosting fees	17,938	8,586
	$68,669	$31,268

Additionally, Sentinum’s daily general and operating costs, excluding an impairment charge of $10.5 million that was recognized and decreased the net carrying value of the Company’s crypto assets mining equipment to their estimated fair value, were approximately ($1,101) and $410, respectively, per Bitcoin mined during the years ended December 31, 2024 and 2023. Conversely, the price of Bitcoin ranged from approximately $17,000 to approximately $44,000 during 2023 and from approximately $38,000 to approximately $108,000 during 2024, and was approximately $79,000 as of April 7, 2025, according to Coin Market Cap.

On February 24, 2023, BNI Montana entered into an asset purchase agreement with TypeX, LLC to acquire two land lease agreements and two corresponding power purchase agreements in Montana. The lease and power agreements run for a period of 10 years, with a 10-year renewal option. Sentinum is building out and developing fully operational data centers dedicated to Bitcoin mining operations on the properties (the “Montana Facilities”). If we complete the initial phase of development of the Montana Facilities, which is currently on hold, then we would expect the Montana Facilities to provide up to a combined 20 megawatts (“MWs”) of power, enabling up to 6,500 S19j Pro Antminers to operate. Inclusive of costs previously incurred to acquire two land lease agreements and two corresponding power purchase agreements, the Montana Facilities would cost approximately $7 million. Further, given the favorable cost differential for power between Montana and Michigan, the increase in operating costs and depreciation from capitalized expenditures is expected to approximate the power cost savings. However, while completion of the development of the Montana Facilities would not be expected to have a negative impact on our operating results, we have currently placed this project on hold to focus on the development of our Michigan Facility to support HPC and AI applications. During 2025, we anticipate large expenditures in our Michigan Facility to facilitate the transition of the facility to support HPC and AI applications. Initially, these expenditures will likely increase Sentinum’s losses unless we are able to pass these costs on to our future customers. These uncertainties make it impossible to predict when, if ever, Sentinum will achieve profitable operations.

Thus, if the price of Bitcoin, level of difficulty to mine, the amount of the block reward or the amount of Bitcoin earned by miners for mining one block on the Bitcoin blockchain remain constant, then Sentinum will not be profitable in 2025. While we do not expect that Sentinum will achieve profitability during 2025, the expected cash generated from our Bitcoin mining operations is still expected to exceed that of our operating costs given the significance of depreciation charges, which is expected to account for nearly 20% of Sentinum’s total costs of operations during 2025.

During 2024, Sentinum reported a loss from operations of approximately $12.6 million inclusive of depreciation and amortization of approximately $14.8 million and an impairment charge on our miners of $10.5 million. During 2023, Sentinum reported a loss from operations of approximately $2.6 million inclusive of depreciation and amortization of approximately $18.3 million. As such, excluding capital expenditures, Sentinum generated approximately $12.7 million and $15.7 million in cash for the years ended December 31, 2024 and 2023, respectively. The cash generated from operations was used to pay for a portion of the costs we incurred.

Bitcoin and Bitcoin Mining Overview

Blockchain and Bitcoin Overview

Many forms of crypto assets, including Bitcoin, are a type of digital asset that function as a medium of exchange, a unit of account and/or a store of value (i.e. a new form of digital money). Crypto assets operate by means of blockchain technology, which generally uses open-source, peer-to-peer software to create a decentralized digital ledger that enables the secure use and transfer of crypto assets. We believe that Bitcoin and the associated blockchain technology has potential advantages over traditional payment systems, including: the tamper-resistant nature of blockchain networks; rapid-to-immediate settlement of transactions; lower fees; elimination of counterparty risk; protection from identify theft; broad accessibility; and a decentralized nature that enhances network security by reducing the likelihood of a “single point of failure.” However, since centralized exchanges, which operate intermediate processes for executing trades, storing coins and initiating transactions, account for the majority of Bitcoin trading volume there remains the risk that a malicious actor may be able to alter blockchains on which transactions of crypto asset reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. Additionally, cybersecurity risks from unauthorized third parties employing illicit operations such as hacking, phishing and social engineering, could introduce a level of counterparty risk, in other words a risk that a party is unable to fulfill its contractual obligations. Recently, crypto assets, and Bitcoin in particular, have gained widespread mainstream attention and have begun to experience greater adoption by both retail and institutional holders and the broader financial markets. For example, Bitcoin’s aggregate market value had appreciated to $1.64 trillion in March 2025 compared to $828 billion in December 2023. All figures are derived from Coin Market Cap. As Bitcoin, and blockchain technologies more generally, have entered the mainstream, prices of Bitcoin have reached all-time highs, albeit with periodic price decreases, and the broader ecosystem has continued to develop. While we expect the value of Bitcoin to remain volatile, we believe this increase in its aggregate market value signals institutionalization of Bitcoin and wider adoption of crypto asset. For example, in January 2024, the SEC approved the listing and trading of Bitcoin exchange-traded funds, of which, as of April 8, 2025, approximately 34 are trading with over $167 billion of Bitcoin assets held (https://etfdb.com/themes/bitcoin-etfs/#complete-list&sort_name=assets_under_management&sort_order=desc&page=1).

Bitcoin is a decentralized asset that enables near instantaneous transfers. Transactions occur via an open-source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The online network hosts the public transaction ledger, known as the blockchain, and each crypto asset is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a crypto asset network, every peer has its own copy of the blockchain, which contains records of every historical transaction — effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the crypto asset. Since transfers do not require involvement of intermediaries or third parties, there are only nominal transaction costs in direct peer-to-peer transactions. For example:

•	In terms of conventional peer-to-peer transactions, there either are no fees or they are de minimis (Source: https://www.kraken.com/en-us);

•	For purposes of traditional networks, there are nominal fees associated with any transaction (Source: https://bitinfocharts.com/bitcoin); and

•	As of April 8, 2025, the 90-day simple average Bitcoin network transaction fee is $1.71 per transaction, which is still low compared to conventional transaction fees charged by banks and other more traditional financial institutions (https://bitinfocharts.com/bitcoin).

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

Units of Bitcoin can be converted to fiat currencies, such as the U.S. dollar, at rates determined on various exchanges, such as Binance, Coinbase, Bybit, Kraken, Gemini and others. Bitcoin prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe that Bitcoin, the only crypto asset we provide computing power to a mining pool operator for mining purposes, offers many advantages over traditional, fiat currencies, though many of these factors also present potential disadvantages and may introduce additional risks, including:

•	Acting as a fraud deterrent, as crypto assets are digital and cannot be counterfeited or reversed arbitrarily by a sender;

•	Immediate settlement;

•	Elimination of counterparty risk;

•	No trusted intermediary required;

•	Lower fees;

•	Identity theft prevention;

•	Widespread accessibility;

•	Transactions are verified and protected through a confirmation process, which prevents the problem of double spending;

•	Decentralized — no central authority (government or financial institution); and

•	Not recognized universally and not bound by government imposed or market exchange rates.

However, crypto assets may not provide all of the benefits they purport to offer.

Limitations on Bitcoin Mining

In addition to competition, there are two principal factors that may affect Bitcoin mining companies: (i) limitations on the supply of Bitcoin; and (ii) the market price of Bitcoin.

The blockchain’s method for creating new Bitcoins is mathematically determined in a manner such that the supply of Bitcoins grows at a limited rate pursuant to a pre-set schedule. Specifically, the number of Bitcoins awarded for solving a new block is automatically halved for every 210,000 blocks that are solved. The current fixed reward for solving a new block is 3.125 Bitcoins per block, which was reduced from 6.25 Bitcoins in April 2024 and will be reduced further to 1.5625 Bitcoins per block in approximately March 2028. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoins in existence will never exceed 21 million and that Bitcoin cannot be devalued through excessive production unless the Bitcoin network’s source code and the underlying protocol for Bitcoin issuance is altered. This also means, however, that our revenue prospects will decline unless the price of a Bitcoin increases commensurately or we acquire more miners, which we do not intend to do.

We only participate in mining pools that mine Bitcoin. Our ability to generate revenue from these mining operations will be dependent on the price of Bitcoin. The price of Bitcoin has experienced substantial volatility, including fluctuation patterns which may reflect “bubble” type volatility, meaning that high or low prices at a given time may not be indicative of the current or future value of Bitcoin. The price of a Bitcoin may be subject to rapidly changing investor and market sentiment, and may be influenced by factors such as technology, regulatory developments and media coverage. Further, Bitcoin’s value may be based on various factors, including their acceptance as a means of exchange or purchasing power by consumers and vendors, volume, liquidity and transferability and market demand. Bitcoin’s current price reflects, in part, the belief by some that Bitcoin could become a widely accepted form of currency; however, if this prediction turns out to be incorrect its price could decrease dramatically, as would our prospects for future revenue and profits. See “Risk Factors – Risks Related to Our Bitcoin Operations” for more information on the risks we face due to our mining of Bitcoin and its speculative and volatile nature.

Bitcoin Mining and Mining Pools

As a participant in a Bitcoin mining pool, we use specialized miners to solve cryptographic math problems necessary to record and “publish” crypto asset transactions to blockchain ledgers. Generally, each crypto asset has its own blockchain, which consists of software code (also known as a protocol), which is run by all the computers on the network for such blockchain. Within this code, transactions are collated into blocks, and these blocks must meet certain requirements to be verified by the blockchain software, added to the blockchain or ledger of all transactions and published to all participants on the network that are running the blockchain software. After a transaction is verified, it is combined with other transactions to create a new block of data for the blockchain. For proof-of-work blockchains, the process of verifying valid blocks requires computational effort to solve a cryptographic equation, and this computational effort protects the integrity of the blockchain ledger. This process is referred to as “mining.” As a reward for verifying a new block, miners receive payment in the form of the native crypto asset of the network, in our case Bitcoin. This payment is comprised of a block reward (i.e., the automatic issuance of new Bitcoin) and the aggregated transaction fees for the transactions included in the block (paid in existing crypto asset tokens by the participants to the transactions). The block reward payments and the aggregated transaction fees provide the incentive for miners to contribute hash rate to the network.

A “hash” is the actual cryptographic function run by the miners, and is a unique set of numbers and letters derived from the content of the block. The protocol governing the relevant blockchain sets certain requirements for the hash. Miners compete to be the first to generate a valid hash meeting these requirements and, thereby, secure payment for solving the block. Hash rate is the speed at which miners can complete the calculation, and therefore is a critical measure of performance and computational power. A high rate means a miner may complete more calculations over a given period and has a greater chance to solve a block. An individual miner has a hash rate total of its miners seeking to mine a specific crypto asset, and the blockchain-wide hash rate for a specific crypto asset, in our case Bitcoin, can be understood as the aggregate of the hash rates of all of the miners actively trying to solve a block on that blockchain at a given time.

The protocols governing Bitcoin are coded to regulate the frequency at which new blocks are verified by automatically adjusting what is known as the “mining difficulty,” which is the level of computational activity required before a new block is solved and verified. For example, on the Bitcoin blockchain the protocol is coded such that a new block is solved and verified approximately every ten minutes. As such, to the extent the hash power on the network is increased or decreased due to, for example, fluctuations in the number of active miners online, mining difficulty is correspondingly increased or decreased to maintain the preset interval for the verification of new blocks.

On Bitcoin networks, the rewards for solving a block are also subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in Bitcoin using a proof-of-work consensus algorithm. After a predetermined number of blocks are added to the blockchain, the mining reward is cut in half, hence the term “halving.” The last halving for Bitcoin occurred on April 20, 2024. Transaction fees are variable and depend on the level of activity on the network. Generally, transaction fees increase during times of network congestion, as miners will prefer transactions with higher fees, and therefore a higher fee can reduce the time to process a transaction, and decrease when there are fewer transactions on the network.

As the total amount of available hash rate has increased on the Bitcoin network, it has become increasingly difficult for any individual miner to independently solve a block and as a result “mining pools” have emerged as an efficient way for miners to pool resources. Mining pools aggregate the hash rate of various miners participating in the mining pool. In this way the mining pool operator, rather than an individual miner, validates the block and receives the block reward and related transaction fees. The mining pool is organized by a third party, in our case, Luxor. All of the approximately 9,500 miners currently in operation at our Michigan facility provide hash rate to the Luxor mining pool. In consideration for receiving a percentage of the earned block rewards and transaction fees, Luxor administers the pool and ensures that the participants in the pool receive their share of the block reward and related transaction fees, generally pro-rata to their contributed hash rate. Mining pools offer miners more predictable and consistent revenue compared to mining individually. We participate in mining pools by providing what the industry refers to as “hashrate” to the pool. Hashrate is defined as the computing power that our mining equipment produces when helping to validate a block that the mining pool is trying to solve. We use the FPPS, or Full Pay-Per-Share, method when mining with Luxor. Pursuant to the “Full Pay-Per-Share” model, both the block reward and the mining service charge are settled according to the theoretical profit. It includes the calculation of a standard transaction fee within a certain period and distributes it to mining pool participants according to their hash power contributions in the pool. It increases the mining pool participants’ earnings by sharing transaction fees. Standard transaction fees are calculated using a certain period which are then distributed to miners according to their hash power contributions in the pool. Luxor currently charges us a 0.68% mining fee.

We provide computing power to the mining pool, which is run by the mining pool operator with which we contract, which in turn provides transaction verification services. Based on the terms of the agreement, in our judgment, the mining pool operator is considered the principal in providing mining pool services. We recognize revenue, net of certain transaction fees from the mining pool operator, which are not considered material. Our current mining pool agreement is cancelable at any time by either party without penalty. Revenue received for providing computing power would be directly impacted positively or negatively should we start and stop providing computing power to the mining pool operator within a given reporting period.

Our Strategy

Own and Operate Our Mining Facilities

We have in the past invested heavily in purchasing, building and operating our mining facilities, though we have no intention of acquiring more miners. By owning and operating our miners at facilities that offer competitive advantages, including access to reliable, low-cost, renewable power, we expect to have greater control over the timing of the deployment of our miners. We also may enhance our ability to intelligently and quickly adapt our operating model and reap savings compared to paying for outsourced operations and infrastructure.

Reliable, Low-Cost, Renewable Power

Power represents our highest variable direct cost for our mining operations, with electrical power required to operate the miners. We believe the combination of increased mining difficulty, driven by greater hash rates, and the periodic adjustment of reward rates, such as the halving of Bitcoin rewards, will drive the increasing importance of power efficiency in Bitcoin mining over the long term. As a result, we are focused on deploying our miners at locations with access to reliable, renewable power sources, as successfully doing so should enable us to reduce our power costs.

Miners require considerable amounts of electrical energy to perform their functions and mine Bitcoin; consequently, a critical aspect of operating in the crypto asset mining industry is obtaining a reliable supply of electricity at a relatively low and stable cost. To this end, in January 2021, ACS purchased the Michigan Facility. Since the purchase of the Michigan Facility, we have invested in infrastructure improvements and began both ramping up the power capacity and installing miners. To date, we have increased the power load from 1.5 MWs to approximately 30 MWs. ACS recently announced that it has reached an agreement in principle with the local utility expected to energize the Michigan Facility, enabling ACS to increase its power capacity from approximately 30 MWs to 300 MWs. The completion of the power upgrade is anticipated to take 44 months from execution of a formal letter of authorization between ACS and the utility, which is currently being negotiated. In addition, ACS has reached an agreement in principle with the local natural gas utility to provide the capability to energize the Michigan Facility with an additional 40 MWs. The project is expected to be completed within 18 months of the execution of definitive agreements. Combined, this would enable ACS to increase its power capacity from approximately 30 MW to approximately 340 MW. Currently, we have approximately 4,900 S19j Pro Antminers and approximately 4,600 S19 XP Antminers in operation at our Michigan Facility but it is our intention to dedicate all the power capacity at the Michigan Facility to our AI hyperscale data center operations. If successful, we expect to sell any idle miners in the secondary market, which could be between 12,500 and 16,500 miners.

We have also invested in a data center through BNI Montana. We have completed the build-out at one of the two sites at the Montana Facilities, which provides up to 10 MWs of power. If we complete the build-out of the second site, which is currently on hold pending the transition of our Michigan Facility to support HPC and AI applications, the Montana Facilities will provide up to a combined 20 MWs of power and allow us to operate approximately 6,500 miners. We believe that the capacity of the Montana Facilities can be significantly expanded, and we have begun an electrical load study in collaboration with the local utility to explore potential power upgrades. However, given the current price of Bitcoin and the level of difficulty to mine, at this time we have no plans to expand the capacity at the Montana Facilities, which has the capacity to operate approximately 2,600 S19j Pro Antminers. At this time, we have ceased mining at the Montana Facilities and will not resume mining there until the price of Bitcoin and the level of difficulty to mine improves such that our existing miners can operate profitably.

We continue to evaluate other sites, locations, and partnerships for additional and alternative support of future mining operations. While we have not at present entered into any other agreements, we continue to explore and evaluate additional facilities that would enable us to expand our mining operations as needed.

Our Bitcoin Mining Operations

Currently, we have approximately 4,900 S19j Pro Antminers and approximately 4,600 S19 XP Antminers in operation at our Michigan Facility and no Antminers in operation at our Montana facility. Additionally, approximately 9,700 S19j Pro Antminers are not in operation, primarily because of the termination of our hosting agreement with Core Scientific on August 31, 2024. Antminers in operation have an aggregate mining production capacity of approximately 1.13 exahashes per second.

Our strategy includes identifying clean power for our Bitcoin mining operations. Management has considered the issues surrounding the environmental impact of our Bitcoin mining operations and concluded that the environmental impact of our mining operations is not material. The basis for this conclusion was that Indiana Michigan Power, the regulated utility that provides power to our Michigan Facility, reported that in 2023 it generated more than 87% of its energy from emission-free sources, including solar, wind, hydro and nuclear. The power source for our Montana Facilities, Basin Electric Power Cooperative, reported that approximately 28% of its power was from emission-free sources, primarily wind and hydro. Since we are only mining Bitcoin at our Michigan Facility, approximately 87% of our mining operations are being generated from emission-free sources. If we resume operations at our Montana Facilities, more than 75% of power used in our mining operations would be generated from emission-free sources. In addition to our continued expansion investments at the Michigan Facility, we also seek out new locations to support our bitcoin mining business. We consider sites with a variety of offerings, including purchasing the site (as we have done in Michigan), but also leasing buildings and facilities (as we have done with the Montana Facilities), hosting relationships and strategic partnerships. At this time, we have not entered into any new mining agreements at locations other than the Michigan Facility and the Montana Facilities. We mine Bitcoin only.

Coins that are mined are held in a custodial account. We securely store our Bitcoin at Gemini Trust Company, LLC (“Gemini”), a regulated, audited and insured crypto asset custodian. Gemini is a fiduciary and qualified custodian under the New York Banking Law and is licensed by the New York State Department of Financial Services. Additionally, Gemini holds numerous money transmitter licenses or the statutory equivalent and has obtained System and Organization Controls (“SOC”) 1 Type 2 and SOC 2 Type 2 certifications from its independent third-party auditor, Deloitte and Touche LLP. A SOC 1 report evaluates controls that are applicable to internal control over financial reporting whereas a SOC 2 report evaluates a security framework that authenticates an organization’s ability to securely handle customer data. Further, Gemini has insurance coverage against the theft of crypto assets that results from a direct security breach or hack of Gemini’s systems, or theft by a Gemini employee.

The custody arrangements require that we mine to a custodial wallet address where the private key is held by the custodian and all keys for the wallet are held in cold storage. This provides a layer of protection in both the transaction and liquidation phases of the operations by using multi-factor and multi-person approval processes, to include know your customer and anti-money laundering (“AML”) procedures of the receiving party. We will either hold the Bitcoin or may choose to convert those assets into fiat currency depending on financial needs and plans. When we opt to convert the Bitcoins we sell or exchange our Bitcoin through Gemini, the custodian of our digital wallet. When we elect to make a sale or exchange our Senior Vice President - Finance submits a request to Gemini’s execution department to exchange Bitcoin for U.S. dollars. Gemini sends an approval email to both our CEO and CFO to approve. Once approved by either our CEO or CFO, Gemini executes the sale/exchange on its trading platform at current market prices, less commissions, and deposits the U.S. dollars into our bank account.

Beyond the foregoing, our custody agreement with Gemini provides that:

•	Gemini provides a unique custody account in which all our blockchain assets are held, which are segregated from all others’ assets and are verifiable through the blockchain; and

•	Gemini charges us fees in Bitcoin, which is deducted from our digital assets on the last business day of every month.

Currently, we are converting Bitcoin received from our mining activities into fiat currency on a nearly daily basis to pay operating costs and purchase commitments for expansion activities at our facilities. We do not hold any Bitcoin for investment.

Regulation

The laws and regulations applicable to crypto asset are evolving and subject to interpretation and change. Governments around the world have reacted differently to crypto assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, many crypto assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements, which generally does not apply to Bitcoin. As crypto assets have grown in both popularity and market value, the U.S. Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network (“FinCEN”), the SEC, the Commodity Futures Trading Commission (“CFTC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau, the Department of Justice (“DOJ”), the Department of Homeland Security, the Federal Bureau of Investigation (“FBI”), the Internal Revenue Service (“IRS”) and state financial regulators, have been examining the operations of crypto asset networks, crypto asset users and crypto asset exchange markets, with particular focus on the extent to which crypto assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange crypto assets for users.

Many of these state and federal agencies have issued consumer advisories regarding the risks posed by crypto assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of crypto asset transactions or requirements for businesses engaged in activities related to crypto assets. Depending on the regulatory characterization of the Bitcoin we mine, the markets for Bitcoin in general, and our activities in particular, may be subject to one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of crypto asset markets and our crypto asset operations. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against crypto asset businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from crypto asset activity. There is also increasing attention being paid by U.S. federal and state energy regulatory authorities as the total load of crypto mining grows and potentially alters the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies are also actively reviewing the impact of crypto mining in their respective states. For example, in May 2023, Montana enacted S.B. 178 which established a right-to-mine for digital assets and prevents local governments from enacting any ordinance, resolution, or rule that selectively targets digital asset miners. In 2022, Michigan considered a bill that would establish a blockchain and cryptocurrency commission aimed at, among other things, examining the feasibility of regulating the energy consumption associated with the cryptocurrency industry and investigate blockchain and cryptocurrency. The bill has, as of the date of this Annual Report, yet to be signed into law. In addition to Michigan and Montana, other states are also considering or have enacted laws aimed at regulating crypto mining. For example, in 2022, New York placed a two-year moratorium on certain cryptocurrency mining companies that use fossil fuels, which expired in November 2024.

Environmental

The perceived threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. In addition, President Biden identified addressing climate change and the energy transition as priorities under his Administration. He has issued executive orders and regulatory directives related to climate change, and has recommitted the United States to long-term international goals to reduce emissions. In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs and has included climate change considerations in its funding bills. For example, the Inflation Reduction Act of 2022, which appropriates significant federal funding for renewable energy initiatives, was signed into law in August 2022 and could accelerate the transition away from fossil fuels. These laws, initiatives, and associated regulations or other national or regional commitments to reduce GHG emissions could adversely affect fossil fuel consumption, require the installation of emissions control technologies, and increase the expense associated with the purchase of emissions reduction credits or allowances to comply with current or future emissions reduction programs. It is uncertain how many of the Biden Administration’s initiatives will continue to remain in force under the Trump Administration.

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

We note that the implementation of the rule depends, in part, on the widespread development, adoption, and availability of carbon capture and storage technology and solutions, which may not be certain at this time. We also note that this proposed rule is subject to intense political debate and its adoption or implementation were impacted by the results of the 2024 election cycle, though the extent of any changes to the prior regulatory regime remain undetermined. While no final rule has been published to date, this proposed rule and any other new agency action or rulemaking that applies to our facilities could increase our compliance costs or otherwise materially restrict our operations. Currently, it is unclear how future legislation and regulation will affect our Bitcoin mining operations. The course of future legislation and regulation in the United States remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be predicted at this time.

Competition

Our business environment is constantly evolving, and cryptocurrency miners can range from individual enthusiasts to professional mining operations with dedicated data centers. We compete with other companies that focus all or a portion of their activities on cryptocurrency mining activities at scale. We face significant competition in every aspect of our business, including, but not limited to, the ability to raise capital, obtaining the lowest cost of electricity, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.

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

A number of public companies (traded in the U.S. and internationally) and private companies may be considered to compete with us, including the following companies:

•	Argo Blockchain PLC;

•	Bit Digital, Inc.;

•	Bitdeer Technologies Group;

•	Bitfarms Technologies Ltd.;

•	Cipher Mining Inc.;

•	CleanSpark, Inc.;

•	Core Scientific, Inc.;

•	Digi Power X Inc.;

•	Galaxy Digital Holdings Ltd.;

•	Hive Blockchain Technologies Inc.;

•	Hut 8 Mining Corp.;

•	IREN Limited;

•	Marathon Digital Holdings, Inc.;

•	Northern Data AG;

•	Riot Blockchain, Inc.;

•	Stronghold Digital Mining, Inc.; and

•	TeraWulf Inc.

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

Blockchain Background

Blockchain technology first came to public attention in 2008 as the database technology that underpins Bitcoin, the world’s first cryptocurrency. Blockchains are generally open-source, peer-to-peer software programs that act as decentralized digital ledgers, each comprising a series of data “blocks” that are linked and secured using cryptography in a “chain.” The blockchain program consists of a software protocol with several functions. The software protocol is run by multiple computer systems or “nodes.” For many blockchain networks, each node has its own copy of the blockchain ledger, which contains a historical record of every transaction. The digital ledger continuously grows as new blocks are added to it to record the most recent transactions in a linear, chronological order. The same information is stored across a network of computers all over the world, and this record makes it possible to track the ownership and transfer of cryptocurrency from the creation of the blockchain to its current state, and effectively records of all account balances (as one can identify what account holds what value through the decentralized ledger).

We do not operate a complete node; rather, as noted above under the heading “Bitcoin Mining and Mining Pools,” we provide computing power to a pool operator.

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

Thus, in addition to creating new blocks, miners “vote” with their computer power, expressing their acceptance of valid blocks by working on adding them to the blockchain, and rejecting invalid blocks by refusing to work on them. If a miner’s proposed block is added to the blockchain by a majority of the nodes on the network, it is considered part of the blockchain. The nodes on the network synchronize with each other to ensure that once a block is accepted by the majority, the new block will eventually be added to all the nodes. Consequently, the historical state of the ledger can be changed if control of more than 50% of the network is obtained; however, in the case of widely held cryptocurrencies with non-trivial valuations, it may be economically prohibitive for any actor or group of actors acting in concert to obtain computing power that consists of more than 50% of the network.

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

Private entities also issue digital assets called “stablecoins” whose prices are pegged to those of an underlying fiat currency, a commodity or other financial instrument or other physical asset and are therefore less susceptible to volatility. Stablecoins can be backed by fiat money, physical assets, or other crypto assets. Government institutions are also reportedly testing and considering issuing Central Bank Digital Currencies (“CBDC’s”). While stablecoins or CBDC’s may exhibit less price volatility than other cryptocurrencies, both rely on a central authority to establish the value of the asset, and therefore represent an exception to the general discussion of the design of cryptocurrencies in this Annual Report.

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

Ault Lending

Ault Lending provides commercial loans to companies throughout the U.S. to provide them with operating capital to finance the growth of their businesses. The loans range in duration from six months to three years. Ault Lending’s loans are made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

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

Ault Lending uses a traditional methodology for valuing securities that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire, whether in its entirety or merely a controlling or non-controlling interest. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling or non-controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business.

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

In particular, we believe that our outlook on length of ownership and active management on our part may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We believe this outlook enhances our ability to develop a comprehensive strategy to increase the earnings and cash flows of each of our businesses.

Finally, it has been our experience that our ability to acquire businesses without the cumbersome delays and conditions typical of third-party transactional financing is appealing to sellers of businesses who are interested in confidentiality, speed and certainty to close.

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

In terms of the businesses in which we have a controlling interest as of December 31, 2024, we believe that these businesses have stable management teams, operate in strong markets with defensible market niches, and maintain long-standing customer relationships.

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

Ault Lending uses its considerable financial experience, data analytics, and a credit scoring model to assess the creditworthiness of each small business borrower applicant. If the business meets Ault Lending’s criteria, Ault Lending sets the initial interest rate according to its credit and financial models. The final interest rate offered to the borrower will be determined by Ault Lending’s interpretation of the marketplace. In order to borrow from Ault Lending, borrowers must display characteristics indicative of durable business and financial situations. These include factors such as revenue, time in business, number of employees, and financial and credit variables. In order to qualify, business borrower applicants must be approved through Ault Lending’s underwriting process, which analyzes credit and financial data of both the business and the business owner. Ault Lending takes into account several business factors (including revenue, age of business, cash flows, and other variables). The underwriting process determines the loan amount to approve, how loans will be priced, and whether to include a blanket lien, as well as additional factors (including length of loan, estimated default rates by type and grade, and general economic environment).

Our Executive Committee, which is comprised of our Executive Chairman, Chief Executive Officer and President, acts as the underwriting committee for Ault Lending and must approve all lending transactions. The Executive Committee has decades of experience in financial, investing and securities transactions. Under its business model, Ault Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. Ault Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to Ault Lending in any particular financing.

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

During 2025, we anticipate providing significant new funding to expand Ault Lending’s loan and investment portfolio. Ault Lending loans are made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

RiskOn International, Inc.

Overview

RiskOn’s operations are primarily those of BNC, which is engaged in the development and operation of an online gaming platform (the “Platform”). The Platform offers engaging and dynamic online gaming experiences by integrating various elements such as gaming, social activities, sweepstakes, online gaming and more. ROI aims to provide innovative ways for people in the United States to interact online. The Platform is located at BitNile.com and is accessible via any device using any web browser, without requiring permissions, downloads, or apps.

BNC’s games operate on a free-to-play model, whereby game players may collect coins free of charge through the passage of time, free top-up feature, and, if a game player wishes to obtain coins above and beyond the level of free coins available to that player, the player may purchase additional coin packages (“Freemium” gaming model). However, no purchase is necessary to participate in any sweepstakes, and sweepstakes entries themselves cannot be purchased. Once obtained, the coins (either free or purchased) cannot be redeemed for cash or exchanged for anything outside of the Platform. When coins are used in the games, the game player could “win” and be awarded additional coins, or could “lose” and lose the future use of those coins.

BNC’s current and planned products and experiences are:

•	Gaming. The Platform provides an extensive selection of gaming options, including participation in games, sweepstakes and social gaming experiences, such as Blackjack and roulette.

•	Sweepstakes gaming. The Platform features a dedicated gaming zone for users to engage in sweepstakes gaming, offering opportunities to win real money and prizes.

•	Socialization and connectivity. The Platform’s ongoing mission will be to foster global connections by enabling users to interact with individuals, forming new friendships, collaborating on projects or engaging in conversations within various social hubs.

Business Strategy

The online sweepstakes gaming industry in the United States is experiencing rapid growth and expansion, driven by advancements in technology and increased interest in free-to-play and social gaming. BNC’s business strategy revolves around creating a seamless, all-encompassing platform that caters to various user needs and interests, particularly in sweepstakes and social gaming experiences.

The strategic pillars for the growth of the Platform include (i) leveraging cutting-edge technology to offer a user-friendly, browser-based platform compatible with modern devices for an enhanced experience, (ii) providing a diverse range of sweepstakes and gaming products that cater to users with different interests and preferences, (iii) fostering connections and a sense of community among users, encouraging socialization and (iv) focusing on continuous innovation and regulatory compliance to stay ahead of industry trends and customer expectations.

Competition

BNC faces competition from both established online gaming platforms and new entrants in the market. It competes with recognized sweepstakes operators—such as Chumba Casino, Stake.us, and Luckyland—that continually introduce new offerings in this evolving space. BNC also contends with gaming-focused platforms like Fortnite and Roblox, as well as other social or casual games that vie for user attention. In addition, traditional brick-and-mortar casinos are increasingly expanding their reach by introducing online components or apps, which further intensifies the competitive landscape.

Regulatory Environment: Present and Future Challenges

As the online gaming industry continues to grow and evolve, regulatory challenges and considerations are becoming increasingly important. The nature of the Platform, which often combines elements of gaming, social networking, and digital economies, presents a complex landscape for regulators to navigate.

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

Present Regulatory Challenges

The online gaming industry is currently grappling with several regulatory challenges. First, data privacy and security concerns loom large, as users share personal information and engage in transactions within the Platform. Regulators require that platforms comply with existing data protection regulations, such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”).

Second, sweepstakes-specific compliance poses unique hurdles because sweepstakes must be free to enter and cannot require a purchase for participation. Accordingly, businesses must structure their sweepstakes to ensure adherence to state and federal laws, such as providing an alternative means of entry and clear disclosures.

Third, intellectual property rights become complicated when a platform relies on user-generated content and virtual goods or items. Copyright, trademark, and patent laws can be difficult to enforce in virtual environments, raising questions about how best to protect and manage these rights.

Fourth, taxation and financial regulations come into play as virtual economies flourish, particularly with the rise of cryptocurrencies and non-fungible tokens. Regulators must determine how to classify and tax digital assets and transactions, while also ensuring compliance with anti-money laundering and know-your-customer requirements.

Lastly, content moderation and liability remain pressing issues. Platforms must moderate content and user behavior while navigating potential liability for user-generated content. This includes addressing possible violations of laws related to hate speech, harassment, and misinformation, all of which carry significant legal and reputational risks.

Future Regulatory Challenges

As sweepstakes gaming continues to develop and expand, several additional regulatory questions are likely to emerge. Payment processing and banking compliance may draw heightened scrutiny as operators look for efficient ways to deliver prizes or credits, requiring compliance with anti-money laundering and know-your-customer regulations in a sweepstakes context. Evolving state sweepstakes laws add further complexity, as each state imposes unique statutes and regulations regarding contests, forcing operators to stay informed on registration or bonding requirements. Emerging digital prize formats, such as virtual items or tokens, may require additional clarity from state and federal regulators to determine their proper classification. Finally, accessibility and inclusivity concerns will likely increase, with regulators paying more attention to ensuring that sweepstakes remain inclusive and transparent for all eligible participants

askROI

Overview

askROI is an AI-powered software-as-a-service platform designed to help businesses leverage their data for competitive advantage. At the core of askROI’s technology is a state-of-the-art large language model (“LLM”), which is exclusively licensed from a third-party provider for use in North America. The askROI platform is located at askroi.com and askROI dedicated applications are available for download on both the Apple and Google app marketplaces.

By seamlessly integrating with a company’s existing tools and data sources, askROI seeks to deliver actionable insights, intelligent analysis, and data-driven decision support. The platform’s LLM-powered technology allows it to interpret complex queries, identify relevant information, and provide highly contextualized responses, all while continuously learning and adapting to each organization’s unique language and terminology.

Our vision is that askROI can transform how businesses operate in the digital age. With our exclusive access to cutting-edge LLM technology and our commitment to delivering tangible business value, askROI seeks to set a new standard for AI-powered insights and decision support in the North American market.

askROI’s current and planned product functionality are:

•	Seamless integration: askROI connects with a wide range of business tools, including customer relationship management, cloud storage systems (e.g., OneDrive, Google Drive), and communication platforms (e.g., Slack, Teams). Ongoing expansion of integration partnerships will further streamline data access and analysis;

•	Contextualized understanding: By referencing secure, company-specific workspaces and knowledge bases rather than training the underlying LLM, askROI can deliver tailored insights aligned with each organization’s unique terminology, product names, and project codes. Ongoing refinements to the platform’s natural language processing capabilities will enable even more nuanced, context-aware analysis;

•	Actionable insights: askROI analyzes data to generate custom reports, draft data-rich presentations, and create visualizations like charts and graphs. Introduction of industry-specific templates for reports, data visualizations, and analytics dashboards will provide additional value for users in targeted sectors;

•	Transparency and security: askROI cites specific data sources for its answers and provides direct document links for reference. Robust data security measures, including access controls, encryption, and audit trails, seek to ensure the protection of sensitive information. Future updates will focus on achieving compliance with key regulations such as GDPR, SOC 2, and payment card industry data security standards;

•	Ethical AI: Implementation of strict guidelines and oversight mechanisms to ensure responsible development and use of askROI’s AI models, mitigating risks of bias, discrimination, or misuse; and

•	Partner ecosystem: Development of a robust network of consultancies, system integrators, and industry-specific solution providers to accelerate adoption and create tailored solutions for diverse business needs.

By continually enhancing and expanding its capabilities, askROI aims to position its platform as an indispensable tool for businesses seeking to leverage their data for competitive advantage and operational excellence.

Business Strategy

askROI is currently in early development, focusing on support and commercial applications. However, the platform’s flexible architecture and powerful AI capabilities, underpinned by its exclusive licensing agreement for the LLM technology in North America, position it for broad applicability across industries. The go-to-market strategy involves continued refinement of the core product based on beta user feedback, followed by a staged rollout to additional sectors.

Key strategic initiatives include:

•	Continued refinement of the core product based on beta user feedback, followed by a staged rollout to additional sectors;

•	Leveraging its exclusive LLM licensing agreement to differentiate askROI in the North American market, attracting customers seeking advanced AI solutions;

•	Using askROI as a dedicated application in both the Apple and Google app marketplaces, enabling mobile-first experiences and expanding accessibility to on-the-go users;

•	Expanding integration partnerships to ensure askROI can seamlessly fit into diverse tech stacks, minimizing adoption barriers;

•	Focusing marketing efforts on real-world use cases and demonstrable return on investment, showcasing how askROI can drive tangible business outcomes;

•	Building a strong partner ecosystem, including consultants, system integrators, and industry-specific solution providers, to accelerate adoption; and

•	Investing in research and development to maintain a competitive edge in natural language processing, machine learning, and data analytics.

By adopting these strategic initiatives and building on what we believe to be its unique LLM licensing advantages, askROI aims to position itself as a leading AI-powered insights engine, setting the standard for data-driven decision-making and operational excellence.

Competition

We believe that askROI’s unique positioning as an AI-powered insights engine operating exclusively on a company’s own data, differentiates it from both generic AI tools and other enterprise search and analytics platforms.

Key differentiators include:

•	Exclusive access to advanced LLM: we believe that askROI’s licensing agreement provides a significant competitive advantage, enabling the platform to leverage advanced natural language processing capabilities;

•	Seamless integration with existing business tools: By minimizing disruption to established workflows and enabling rapid adoption, askROI will reduce barriers to entry and increases its appeal to potential customers;

•	Ability to provide company-specific context: Through secure, dedicated workspaces and knowledge bases, askROI accepts and indexes an organization’s proprietary documents without using them to train the underlying LLM. Instead, the platform queries these internal data sets on demand to generate relevant, context-rich answers specific to each organization’s terminology and needs. By keeping this data separate from the LLM’s base model training, askROI maintains data confidentiality while still delivering more accurate and actionable insights than generic AI solutions;

•	Focus on delivering actionable insights: askROI goes beyond simple data aggregation, empowering users to make informed decisions and drive tangible business outcomes; and

•	Commitment to data security and privacy: By ensuring that sensitive information remains protected and compliant with evolving regulations, askROI addresses a key concern for businesses considering AI-driven solutions.

We believe that as the market for AI-driven business tools continues to expand, askROI is well-positioned to capture market share through its advanced capabilities, ease of use and strong commitment to customer success. askROI’s LLM licensing arrangement provides an important differentiator, but the rapid pace of AI innovation requires it to continually invest in research and development to maintain a competitive edge.

However, askROI also recognizes the potential for competition from established enterprise software providers and emerging startups focused on AI-powered analytics and decision support. To mitigate these competitive risks, askROI will focus on building a strong brand identity, cultivating a loyal customer base, and leveraging its partner ecosystem to create advantages focused on its core offerings.

Ultimately, askROI’s success will depend on its ability to consistently deliver value to customers, stay at the forefront of technological innovation, and adapt to the evolving needs of the market. By remaining agile, customer-centric, and committed to its vision of empowering businesses through AI-driven insights, askROI is confident in its ability to thrive in the face of competition and position itself as a leader in the market.

Regulatory Environment (Present and Future)

The regulatory landscape for artificial intelligence and data-driven technologies continues to evolve worldwide, presenting both challenges and opportunities for askROI. In various regions, including the United States, the European Union, and parts of Asia, governments and regulatory bodies are introducing new legislation and guidelines specifically related to AI, data privacy, and automated decision-making. For example, the European Union’s draft AI Act proposes a risk-based approach that could place additional compliance requirements on AI developers. Some of our competitors, particularly large, established technology companies, already have more extensive compliance frameworks or resources to adapt quickly, giving them a potential advantage in the event of significant regulatory changes.

To address these developments, askROI maintains a strong commitment to data protection and security. askROI’s platform employs encryption, access controls, and audit trails to safeguard customer information. At the same time, askROI recognizes that the rapid evolution of AI regulation may lead to complex or overlapping legal requirements across various jurisdictions, ultimately increasing its compliance costs or limiting certain functionalities. Consequently, askROI proactively engages with industry groups, policymakers and external advisors to stay informed about emerging regulations and ensure that its platform aligns with current and anticipated standards.

Nevertheless, ongoing changes in AI-related rules and interpretations of existing data-privacy laws could require askROI to make significant investments or modifications to the askROI platform. Compliance obligations might include adding new audit capabilities or restricting how certain AI features function to meet transparency or accountability requirements. In the event that these regulatory changes become more restrictive than anticipated, askROI’s operations could be adversely affected, and its ability to serve customers in certain markets could be limited.

Circle 8

Description of the Business

Headquartered in Houston, Circle 8 is a premier lifting services provider serving clients in Texas, Oklahoma, Louisiana and New Mexico with five strategically located branches in Texas and Oklahoma. Its modern fleet consists of 57 mobile all-terrain and hydraulic cranes, with lifting capacities of up to 350 tons that provides services across the Eagle Ford, Permian, Delaware and Haynesville basins. Circle 8 is poised for organic growth through a strengthened financial profile following its recapitalization in December 2022. Circle 8’s fleet consists of Grove, Liebherr, Xuzhou Construction Machinery Group and other leading original equipment manufacturers (“OEMs”).

Circle 8 provides experienced professionally certified operators to deliver customized solutions to lifting clients in oil field services, construction, commercial, refining / marketing and wind energy markets. Circle 8 maintains an industry leading safety record. Safety personnel hold certifications and undergo in-house training.

Competitive Advantage

Circle 8’s operating experience and the mid-sized diverse fleet that it has developed serves the oil service and petrochemical industries, providing full-service lifting solutions with an industry leading safety record. Key strengths of Circle 8 include:

•	Leading lifting solutions platform

○	Leading provider of comprehensive lifting solutions to diversified end markets, including oil & gas and with expanding operations in infrastructure, plant turn-around and commercial/industrial construction; and
○	Leading market position with five branches strategically located throughout Texas and Oklahoma.

•	Industry leading safety record, commitment and policy

○	Safety is a core value and Circle 8 is a market leader in employee training and practices; and
○	Dedicated team focused on safety programs.

•	Proven strength of management, recently enhanced and augmented

○	Proven ability to navigate a secular downturn by maintaining strong customer relationships and scale operations to capture additional market share;
○	Seasoned industry leaders who have positioned Circle 8 for future growth; and
○	Additional advisory team to supplement full time management with strategic industry knowledge, contacts and corporate transaction capability.

•	High quality fleet with the opportunity to expand by 100% creates a barrier to entry. Circle 8’s fleet of 57 cranes, as of the date of this Annual Report, comprises 47 all-terrain cranes and 10 hydraulic truck cranes with a combined average age of 9 years and capacity of up to 350 tons.

•	Diversified blue-chip customers

○	Entrenched provider to leading, well-capitalized oil and gas industry operators in Texas, New Mexico, Louisiana and Oklahoma;
○	Diverse customer base with minimal customer concentration risk; and
○	Longstanding relationships enable company to easily scale up operations with customers’ demands in the oilfield (upstream), commercial, construction, refining & marketing (downstream) and wind energy markets.

•	Compelling utilization and financial profile
○	Recently downsized underutilized cranes to return to pre-pandemic fleet utilization over 160%; and
○	Substantial upside remains as the Company efficiently relocates and repurposes its fleet across geographies and end markets.

Industry

In 2024, the U.S. lifting solutions equipment distribution and rental industry experienced notable consolidation activities. United Rentals, Inc. (“URI”) announced its intention to acquire H&E Equipment Services for approximately $4.8 billion, aiming to enhance its equipment capacity and capitalize on the growing demand for equipment rentals in the United States. Additionally, URI completed the acquisition of Yak Access, LLC, for approximately $1.1 billion, expanding its specialty business offerings. Herc Holdings, Inc. (“HRI”) also pursued growth through acquisitions, completing nine acquisitions that added 28 locations and opening 23 new greenfield locations during the year. Despite these consolidation efforts, the industry remains highly fragmented, comprising a mix of multi-location regional or national operators and numerous small, independent businesses serving local markets. The industry's dynamics are influenced by various economic factors, including trends in U.S. residential and non-residential construction, demand for construction machinery, and region-specific considerations. Lifting solutions equipment continues to be distributed through two primary channels: equipment rental companies and equipment dealers. Prominent equipment rental companies include URI, Sunbelt Rentals, and HRI, while notable equipment dealers include Finning and Toromont. Circle 8 operates within a rental business segment that provides comprehensive project services, including labor and consumables. Similarly, many pure equipment rental companies offer parts and service support to their customers.

Sales and Marketing

Led by Arnold Mabee and Brett Rhuland, the sales force is highly specialized in lifting solutions sales to oil services customers, seeking long term purchase orders and master service agreements. Circle 8 plans to continue the extensive training program which involves OEM training sessions on operations and maintenance to ensure the entire sales force knows the fleet inside and out.

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

AGREE

AGREE is actively invested across a diverse range of commercial real estate asset classes, with a particular focus on hospitality and in the future, multifamily properties. AGREE strategically targets the middle market segment in geographic areas that present strong fundamentals and offer relative value, such as emerging or overlooked markets with growth potential. AGREE’s core objective is to deliver attractive, risk-adjusted returns through a combination of ground-up development, targeted capital investments, and operational enhancements that unlock long-term value.

In the hospitality sector, AGREE brings a hands-on, value-driven approach that goes beyond traditional ownership. Recognizing the unique dynamics of hospitality real estate—which blends real estate investment with service-based business operations—AGREE prioritizes both physical improvements and elevated guest experiences to drive performance. By focusing on midscale to upper-midscale hotels in underpenetrated markets, AGREE positions its hospitality assets to capture stable demand from business and leisure travelers alike.

A key component of AGREE’s hospitality platform is AGREE Madison, a wholly owned subsidiary that operates four recently renovated hotel properties in the Midwest. These include the Hilton Garden Inn Madison West, Residence Inn Madison West, Courtyard Madison West, and Hilton Garden Inn Rockford. AGREE operates a total of 526 keys collectively across the four-property portfolio. Each property has undergone substantial upgrades since acquired to enhance both aesthetic appeal and operational efficiency, ensuring they meet modern traveler expectations while maintaining cost discipline. Through AGREE Madison, the firm exercises direct oversight of day-to-day operations, ensuring alignment with its broader investment philosophy of value creation through active management.

TurnOnGreen

Overview

TurnOnGreen, through its wholly owned subsidiaries Digital Power and TOG Technologies, is an emerging provider of premium power electronic and EV charging solutions. TurnOnGreen designs, develops, manufactures, and sells highly engineered, feature-rich, high-grade power conversion systems and power solutions for mission-critical, life-sustaining, and lifesaving applications across a variety of sectors, particularly those operating in demanding and harsh environments. TurnOnGreen serves a broad range of markets, including defense and aerospace, medical and healthcare, industrial applications, telecommunications, e-Mobility, and OEM solutions. TurnOnGreen’s products are highly adaptive, featuring customized firmware meticulously configured to meet the specific requirements and challenges of its customers’ applications. Approximately 8% of TurnOnGreen’s revenue is generated leveraging its core power technologies to deliver comprehensive EV charging infrastructure and subscription-based charging network management services for residential, fleet, hospitality, workplace, healthcare, municipal, and educational environments including universities and schools.

At Digital Power, TurnOnGreen provides a comprehensive range of integrated power system solutions that are designed to meet the diverse and precise needs of its customers with the highest levels of efficiency, flexibility and scalability. Digital Power designs, develops and manufactures custom power systems to meet performance and/or form-factor requirements that cannot be met with standard power products. These power system solutions are designed to function reliably in harsh environments associated with defense and aerospace applications, while also being utilized for applications ranging from industrial and telecommunications equipment to medical instrumentation. TurnOnGreen believes that Digital Power’s power products are highly adaptive and feature digital power management and software configurations that allow them to achieve higher power efficiency to meet the requirements of both its customers and its OEMs. In addition to Digital Power’s custom power system solutions, it also provides a wide range of industry-standard power products. These products include the AC/DC open frame product series, which TurnOnGreen believes to be among the industry’s leading power switchers in terms of power efficiency. The open frame products are deployed in highly compact form factors and modular power series that support configurable multiple DC outputs. Additionally, Digital Power offers high-power and high-voltage laser power supplies tailored to meet the unique requirements of medical, dental, and industrial pulsed energy systems. Digital Power’s expertise also encompasses high-performance and high-power data-center power supplies, semiconductor fabrication equipment power source supplies, desktop power supplies, and a comprehensive range of value-added customized AC/DC and DC/DC ruggedized power supply and system solutions.

Our Strategy

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

Management Strategy

Our management strategy involves the proactive financial and operational management of the businesses we own in order to increase cash flows and stockholder value. Hyperscale Data actively oversees and supports the management teams of each of our businesses by, among other things:

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

Specifically, while our businesses have different growth opportunities and potential rates of growth, we expect Hyperscale Data to work with the management teams of each of our businesses to increase the value of, and cash generated by, each business through various initiatives, including:

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

The Michigan Facility is subject to a final corrective measures plan with the Environment Protection Agency. The seller performed remedial activities at the Michigan Facility relating to historical soil and groundwater contamination and Sentinum is responsible for ongoing monitoring and final remediation plans. We estimate the cost of the environmental remediation obligation is approximately $0.4 million and reflects our best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and ACS’s time frame for remediation. We may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

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

Research and Development

During the years ended December 31, 2024 and 2023, we spent approximately $11.0 million and $4.4 million, respectively, on research and development.

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

Employee Profile

As of December 31, 2024, we had 424 employees located in the U.S. and the U.K., of whom 15 were engaged in engineering and product development, 30 in sales and marketing, 328 in general operations and 51 in general administration and finance. All but 50 of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

As of December 31, 2024, approximately 26% of our current workforce is female, 74% male, and our average tenure is 3.5 years, a decrease of 45% from an average tenure of 6.4 years as of December 31, 2023.

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

An investment in our Class A common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our Class A common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our Class A common stock may decline and you could lose all or part of your investment.

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

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals and in particular, the expertise held by our Executive Chairman, Milton C. Ault, III. His absence, were it to occur, would materially and adversely impact the development and implementation of our projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract, among others, new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some customers.

We may not be able to utilize our net operating loss carryforwards.

As of December 31, 2024, we had federal and state net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $134.4 million and $204.9 million, respectively, after application of the limitations set forth in Section 382 of the Internal Revenue Code. In accordance with Section 382, future utilization of our NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. We also maintain NOLs in various foreign jurisdictions.

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

As previously announced, on December 14, 2023, we, along with our wholly owned subsidiaries Sentinum, ACS, BNI Montana, Ault Lending, Ault Aviation and AGREE, entered into the Loan Agreement with institutional lenders, pursuant to which Ault & Company borrowed $36 million and issued Secured Notes to the lenders in the aggregate amount of $38.9 million. Pursuant to the Loan Agreement, we, and the other Guarantors, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) the Miners, (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Ault Energy, Eco Pack, and Circle 8 Holdco, (iii) a future advance mortgage by ACS on the Michigan Property, (iv) an aircraft mortgage and security agreement by Ault Aviation on the Aircraft, and (v) deposit account control agreements over certain bank accounts held by certain of our subsidiaries. The Loan Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default.

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

Circle 8 currently has a substantial amount of outstanding debt. As of December 31, 2024, it had total outstanding indebtedness of approximately $16.6 million, of which $13.1 million was borrowed from First Citizens Bank (“FCB”) in a senior secured asset-based revolving line of credit, $1.9 million consists of outstanding equipment notes with Manitowoc Finance (“MANF”) and SQN Capital Management, LLC (“SQN), $.9 million of outstanding vehicle notes with Ford Motor Credit (“FMC”) and a $.6 million short term unsecured note with Meridian Finance LLC. Circle 8 has the ability to increase the FCB loan by $7.4 million as of December 31, 2024. Circle 8 may further increase its debt balance where permitted by incumbent lenders for growth and expansionary purposes. Circle 8’s substantial indebtedness could have important consequences. For example, it may:

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

Circle 8 expects to use cash flow from operations and borrowings under the FCB commitment to meet current and future financial obligations, including funding operations, debt service and capital expenditures. Circle 8’s ability to make these payments depends on future operational performance, which will be affected by financial, business, economic and other factors, many of which Circle 8 cannot control. Circle 8’s business may not generate sufficient cash flow from operations in the future or be able to appropriately adjust operations to suit organic industry developments, which could result in Circle 8’s inability to service its debt obligations, or to fund other liquidity needs. If Circle 8 has insufficient capital to cover its debt obligations, it may be forced to reduce or delay ongoing or growth activities and capital expenditures, sell assets, obtain additional debt or dilutive equity capital or restructure or refinance all or a portion of its debt, including the incumbent FCB, MANF,SQN and FMC loans, and any other incremental loans, on or before maturity. There can be no assurance that Circle 8 will be able to accomplish any of these alternatives on terms acceptable to it or to us, if at all. In addition, the terms of existing or future indebtedness, including the agreements governing the incumbent loans, may limit Circle 8’s ability to pursue any other alternatives.

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

Circle 8 purchases most of its equipment from a leading, nationally recognized OEM. For the year ended December 31, 2024, the company acquired two new cranes pursuant to leases with an option to purchase. Prior thereto, it purchased 100% of its equipment from Manitowoc/Grove, one of the leading worldwide heavy equipment manufacturers. Utilizing one OEM reduces the number of parts and inventory items kept on hand resulting in savings, while still allowing for efficient and timely repairs and maintenance of Circle 8’s cranes. Circle 8 may diversify its equipment supplier options going forward to diversify its fleet somewhat. Utilizing a new OEM equipment manufacturer creates risk from requiring an increase in parts inventory and could have an adverse effect on the business, financial condition or results of operations if the new OEM were unable to supply Circle 8 in an adequate or timely manner.

Circle 8 faces risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Circle 8’s financial results, operations and forecasts depend significantly on worldwide economic and geopolitical conditions, the demand for Circle 8’s products, and the financial condition of its customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for lifting solutions resulting in decreased sales, margins and earnings. In 2022 and 2023, the U.S. experienced significantly heightened inflationary pressures which have continued into 2025. It is difficult to fully mitigate the impact of inflation through price increases passed through to customers that are operating in commodity sector with global end market pricing mechanisms, productivity initiatives and cost savings, which could have an adverse effect on Circle 8’s financial results and position. In addition, if the U.S. economy enters a recession, Circle 8’s sales may decline, which could have an adverse effect on its overall business, operating results and financial condition. Similarly, disruptions in financial and/or credit markets may impact Circle 8’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Further, in the event of a recession or threat of a recession, Circle 8’s customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm Circle 8’s ability to meet its customer demands or collect revenue or otherwise could harm the business and its ability to service incumbent loans, ultimately leading to possible insolvency. An economic or credit crisis could occur and impair credit availability and Circle 8’s ability to raise capital as required for ongoing working capital, maintenance capital and expansion capex. A disruption in the financial markets could impair Circle 8’s banking or other business partners, on whom it relies for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on Circle 8’s operating results. Economic weakness and geopolitical uncertainty may also lead to asset impairment, restructuring actions or adjust Circle 8’s operating strategy and reduce expenses in response to decreased sales or margins. Circle 8 may not be able to adequately adjust its cost structure in a timely fashion, which could have an adverse effect on its operating results and financial condition. Uncertainty about economic conditions may increase foreign currency volatility in markets in which it transacts business, which could have an adverse effect on Circle 8’s operating results.

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

Circle 8 typically includes in operating income the difference between the sales price and the depreciated value of an item of equipment sold. In the year ended December 31, 2023, Circle 8 sold used equipment from its rental fleet, reducing the total number of cranes from 75 to 55, with the average selling price exceeding the net orderly liquidation value. However, in 2024, Circle 8 slightly increased its fleet size by adding two additional cranes, bringing the total to 57 cranes. While recent equipment sales have remained favorable, there can be no assurance that used equipment selling prices will not decline in the future. Any significant downturn in the market for used equipment could have a material adverse effect on Circle 8’s business, financial condition, results of operations, or cash flows.

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

As of December 31, 2024, Circle 8 had approximately 132 employees in Texas, Louisiana and Oklahoma, none of whom is unionized. While Circle 8 has no current plans to unionize any of its locations, it recognizes the possibility of a branch or group of branches in a state becoming unionized against Circle 8’s wishes in the future. However, Circle 8 is committed to maintaining positive and productive relationships with its employees without union influence, prioritizing open communication and collaboration to address any concerns and ensure a positive work environment.

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

The use of cryptocurrencies, including Bitcoin, to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

•	the progress of worldwide growth in the adoption and use of Bitcoin and other cryptocurrencies as a medium of exchange;

•	the experience of businesses in using Bitcoin;

•	the impact from prominent business leaders in criticizing Bitcoin’s potential harm to the environment and the effect of announcements critical of Bitcoin, such as those made by Elon Musk of Tesla;

•	governmental and organizational regulation of Bitcoin and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems (such as the 2021 ban in China);

•	changes in consumer demographics and public tastes and preferences, including as may result from coverage of Bitcoin or other cryptocurrencies by journalists and other sources of information and media;

•	the maintenance and development of the open-source software protocol of the network;

•	the increased consolidation of contributors to the Bitcoin blockchain through mining pools and scaling of mining equipment by well-capitalized market participants;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•	the use of the networks supporting Bitcoin or other cryptocurrencies for developing smart contracts and distributed applications;

•	general economic conditions and the regulatory environment relating to Bitcoin and other cryptocurrencies;

•	the impact of regulators focusing on cryptocurrencies and the costs, financial and otherwise, associated with such regulatory oversight; and

•	a decline in the popularity or acceptance of Bitcoin could adversely affect an investment in us.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effects on the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire, which would harm investors in our securities. If Bitcoin does not increase its market acceptance as a mechanism to buy and sell goods and services or accrete in value over time, our prospects and your investment in us would diminish.

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

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our Class A common stock. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or any other cryptocurrencies we mine or otherwise acquire or hold for our own account.

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

Nevertheless, this negative media attention and public perception may materially and adversely affect our reputation and, consequently, our stock price, particularly in the eyes of our investors who are more interested in our non-crypto operations as a holding company. As a single company within the broader cryptocurrency industry, we are likely incapable of effectively countering this negative media attention and affecting public perception. Therefore, we may not be able to adequately respond to these external pressures, which may cause a significant decline in the price of our Class A common stock.

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

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of digital currency, while others have no limit established on total supply. Increased numbers of miners and deployed mining power globally will likely continue to increase the available supply of Bitcoin and other cryptocurrencies, which may depress their market price. Further, large “block sales” involving significant numbers of Bitcoin following appreciation in the market price of Bitcoin may also increase the supply of Bitcoin available on the market, which, without a corresponding increase in customer demand, may cause its price to fall. Currently, the loss of customer demand is also accentuated by disruptions in the crypto assets market. Additionally, to the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the customer demand for cryptocurrencies, including the recent approval of Bitcoin exchange traded funds, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin.

Risks Related to Our Bitcoin Operations – Operational and Financial

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

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subject to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of digital assets, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and our shares of Class A common stock.

We may be unable to raise additional capital needed to grow our data center hosting business.

We have operated and expect to continue to operate at a loss as we continue to establish our business model and as Bitcoin prices continue to experience significant volatility. In addition, we expect to need to raise additional capital to fund our working capital requirements, expand our operations, pursue our growth strategy and to respond to competitive pressures or working capital requirements. Specifically, the expansion of our Michigan Property to potentially 340 MWs of power will require significant capital. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Further, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our Class A common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. Increased credit pressures on the cryptocurrency industry, such as banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry through lending, have had and may continue to have a material impact on our business. In light of conditions impacting our industry, it may be more difficult for us to obtain equity or debt financing in the future.

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

Bitcoin may have concentrated ownership and large sales or distributions by holders of Bitcoin assets could have an adverse effect on the market price of Bitcoin.

As of April 9, 2025, the largest 93 and 2,094 Bitcoin wallets held approximately 15% and 38%, respectively, of the Bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin.

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

The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security, as described below, is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. Our determination that the digital assets we hold are not securities is a risk-based assessment and not a legal standard or one binding on regulators. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin is a security (as currently offered and sold). However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. As of the date of this Annual Report, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, Bitcoin and Ethereum are the only digital assets which senior officials at the SEC have publicly stated are unlikely to be considered securities. As a Bitcoin mining company, we do not believe we are an issuer of any “securities” as defined under the federal securities laws. Our internal process for determining whether the digital assets we hold or plan to hold is based upon the public statements of the SEC and existing case law. The digital assets we hold or plan to hold, other than Bitcoin (if any), may have been created by an issuer as an investment contract under the Howey test, SEC v. Howey Co., 328 U.S. 293 (1946), and may be deemed to be securities by the SEC. However, the Company was not the issuer that created these digital assets and is holding them on an interim basis until liquidated. Should the SEC state that Bitcoin should be deemed to be a security, we may no longer be able to hold any Bitcoin. It will then likely become difficult or impossible for such digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to cause substantial volatility and significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Our inability to exchange Bitcoin for fiat or other digital assets (and vice versa) to administer our treasury management objectives may decrease our earnings potential and have an adverse impact on our business and financial condition.

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

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.” If Bitcoin is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for Bitcoin. For instance, all transactions in Bitcoin would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such Bitcoin is utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of Bitcoin.

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

Bitcoin has been deemed to fall within the definition of a commodity, and we may be required to register and comply with additional regulation under the Commodity Exchange Act, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

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

The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its list of specially designated nationals (“SDN”). However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling digital assets. In addition, in the future OFAC or another regulator may require us to screen transactions for OFAC addresses or other bad actors before including such transactions in a block, which may increase our compliance costs, decrease our anticipated transaction fees and lead to decreased traffic on our network. Any of these factors, consequently, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have embedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions, such as a result of a cybersecurity breach against our Bitcoin holdings, could adversely affect our investments and assets. This is because cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. Further, it is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. If an errant or fraudulent transaction in our Bitcoin were to occur, we would have very limited means of seeking to reverse the transaction or seeking recourse. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business.

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

We receive Bitcoin rewards from our mining activity through third-party mining pool operators. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to solve a block on the Bitcoin blockchain. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other issue, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both the hash rate we provide and the total used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward, which may not match our own. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced rewards for our efforts, which would have an adverse effect on our business and operations.

Risks Related to Our Status as a Holding Company

Our inability to successfully integrate new acquisitions could adversely affect our combined business; our operations are widely disbursed.

Our growth strategy through acquisitions is fraught with risk. Since 2017, we have acquired the Michigan Facility, a majority interest in TurnOnGreen, the four hotel properties in and around Madison, Wisconsin, substantially all the assets and certain specified liabilities of Circle 8 Crane Service and a position in ROI that we consolidate as a VIE. We also acquired all or majority interests in other companies and a certain real property located in St. Petersburg, Florida, all of which we either sold off or are currently no longer consolidated as a result of bankruptcy. Our strategy and business plan are dependent on our ability to successfully integrate acquisitions. In addition, while we are based in Las Vegas, NV, our finance and legal departments are located elsewhere in the U.S., and certain subsidiary’s operations are located across the U.S. and internationally. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

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

We will have to pay cash, incur debt, or issue equity as consideration in any future acquisitions, each of which could adversely affect our financial condition or the market price of our Class A common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could limit our flexibility in managing our business due to covenants or other restrictions contained in debt instruments.

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

As of April 14, 2025, Ault & Company, of which Milton C. (Todd) Ault, III is the chief executive officer, beneficially owned 34,832,482 shares of our common stock, consisting of (i) 8,249 shares of Class A Common Stock owned, (ii) 4,234,561 shares of Class B Common Stock that are convertible into 4,234,561 shares of Class A Common Stock and carries the voting power of 42,345,610 shares of Class A Common Stock, (iii) 29,561,308 shares of Class A Common Stock issuable upon conversion of Series C Convertible Preferred Stock that carry the voting power of 464,576 shares of Class A Common Stock, (iv) 567,578 shares of Class A Common Stock issuable upon conversion of Series G Convertible Preferred Stock that carry the voting power of 153,748 shares of Class A Common Stock and (v) 460,786 shares of Class A Common Stock underlying warrants that are either presently exercisable or exercisable within 60 days. As of April 14, 2025, Ault & Company beneficially owns approximately 95.8% of our common stock and had the right to cast total votes of approximately 82.5% of all votes entitled to be cast at a stockholder meeting.

In addition, pursuant to the (i) November 2023 SPA, as amended, Ault & Company has the right to purchase up to an additional $25 million of Series C Convertible Preferred Stock and Series C Warrants and (ii) December 2024 SPA, Ault & Company has the right to purchase up to an additional $49.0 million of Series G Convertible Preferred Stock and Series G Warrants, which would further increase their beneficial ownership. Given the close relationship between Ault & Company, on the one hand, and our company, on the other, it is not inconceivable that we could further amend the November 2023 SPA or December 2024 SPA or enter into additional securities purchase agreements with Ault & Company.

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

As of April 14, 2025, we beneficially own 3,386,340 shares of Alzamend’s common stock, representing approximately 34.2%, consisting of (i) 111 shares of common stock underlying currently exercisable warrants we own, (ii) 77,268 shares of common stock held by Ault Lending, (iii) 2,982,107 shares of common stock issuable upon conversion of series B convertible preferred stock of Alzamend (the “ALZN Series B Preferred”) held by Ault Lending and (iv) 210,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Ault Lending.  In addition, Ault Lending owns additional warrants to purchase shares of common stock that cannot be exercised due to beneficial ownership blockers. Beyond the securities we beneficially own, Mr. Ault, our Chief Executive Officer, beneficially owns an additional 177,436 shares of common stock, consisting of (i) 77,268 shares held by Mr. Ault, (ii) 99,619 shares held by Ault Life Sciences, Inc. (“ALSI”) and (iii) 549 shares held by Ault Life Sciences Fund, LLC (“ALSF”). Mr. Ault has sole voting and investment power with respect to the securities held of record by ALSI and ALSF.

Messrs. Ault, Horne and Nisser could face a conflict of interest in that they serve on the board of directors of each of Alzamend and our company.

ROI

Our relationship with ROI may expose us to certain conflicts of interest.

As of April 14, 2025, we beneficially own 1,829,901 shares of ROI’s common stock, consisting of (i) 873,176 shares held by Ault Lending, (ii) 293,358 shares issuable upon the conversion of outstanding shares of Series A Convertible Redeemable Preferred Stock (“ROI Series A Preferred”) we own, and (iii) 663,367 shares issuable upon the conversion of outstanding shares of ROI Series D Preferred we own. While as of April 14, 2025, we beneficially owned approximately 5.6% of ROI’s common stock, we own shares of Series B Convertible Preferred Stock (“ROI Series B Preferred”) and additional shares of ROI Series D Preferred that cannot be converted unless we first obtain shareholder approval, in addition to beneficial ownership blockers and other restrictions. If shareholder approval was obtained and there were no restrictions on the conversion of the securities we own, as of April 14, 2025, then we would beneficially own 58.2% of ROI’s common stock.

Messrs. Ault and Nisser could face a conflict of interest in that they serve on the board of directors of each of ROI and our company.

Risks Related to RiskOn

Our growth and profitability depend on continued interest in social gaming and sweepstakes within the U.S., and shifts in consumer preferences could harm our business

The acceptance of our Platform hinges on sustained enthusiasm for sweepstakes-based social gaming and free-to-play models among U.S. consumers. If players begin favoring alternative forms of entertainment, such as skill-based gaming, peer-to-peer betting, traditional online casino gambling (where legal), or other digital experiences, then we may see a decline in user engagement. Rapid shifts in consumer taste, technological advancements in gaming, or the emergence of more immersive entertainment platforms could all undermine the appeal of our Platform.

Maintaining user engagement also requires us to stay current with ongoing trends, user preferences, and competing product offerings. If our platform does not frequently update its game portfolio, introduce new sweepstakes concepts, or provide attractive incentives, users might lose interest and switch to platforms perceived as more innovative. Additionally, negative publicity, whether founded or unfounded, about the integrity of our sweepstakes, fairness of gameplay, or general user experience can substantially reduce engagement and erode trust, thus impacting our revenue streams and brand reputation.

BNC’s products and changes to such products could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect BNC’s business.

BNC’s ability to sustain and grow its user base, and thereby increase revenue, relies substantially on introducing new sweepstakes offerings, social gaming experiences, and platform features that remain engaging to existing players while attracting new ones. For example, rolling out a fresh sweepstakes model, collaborating with third-party developers on innovative mini-games, or upgrading interactive social elements can entail substantial costs. These initiatives also carry significant risk: if the new content fails to resonate with users or presents unanticipated technical issues, BNC may struggle to see a return on its investments. Additionally, changes to the product line such as altering the way players earn in-game currency or modifying prize structures—could prompt user dissatisfaction or confusion, leading to attrition.

Adapting the Platform to different regulatory interpretations or market shifts may further complicate these efforts. While BNC concentrates on free-to-play sweepstakes that are legally distinct from gambling, any adjustments to product features might draw heightened scrutiny from federal or state authorities responsible for consumer protection or gaming laws. This scrutiny could increase the Company’s compliance burden, potentially delay product rollouts, or even lead to direct legal challenges. If BNC’s new offerings or updates fail to meet users’ expectations or do not comply with regulatory requirements, the Company’s ability to generate revenue, maintain user engagement, or grow its market share may be significantly compromised, ultimately harming its business and reputation.

Our reliance on third-party certified game providers creates operational, compliance, and reputational vulnerabilities that could adversely impact our business.

BNC depends significantly on third-party game providers to supply certified, compliance-tested games and core technological features—such as random number generation modules, sweepstakes mechanics, and other elements that users rely on for fairness and transparency. If any provider fails to maintain its certification, lapses in meeting regulatory standards, or experiences quality-control issues, we may have to remove or suspend those games until the issues are resolved. This can lead to service gaps, user dissatisfaction, and potential regulatory scrutiny. Moreover, we have limited oversight of our providers’ security protocols, development practices, and ongoing maintenance, which means vulnerabilities or exploits in their systems could expose BNC to data breaches, game manipulation, or other cyber threats. Even well-vetted vendors can face resource limitations, operational disruptions, or legal challenges that could prevent them from delivering timely updates or patches.

In addition, switching providers or bringing certain gaming functions in-house on short notice can be time-consuming, technically complex and costly. We may need to develop new applications that integrate into our Platform, which applications are currently provided by third party vendors, license alternative software, or reconfigure our Platform infrastructure, each of which could interrupt users’ experience. Negotiating with new providers may also require navigating different commercial and compliance frameworks, which can introduce delays and increase our administrative burden. Furthermore, if a single major provider supplies several key games, that concentration of risk heightens our exposure should that partner encounter financial difficulties or cease offering its products to us. Ultimately, any disruptions or degradations in third-party game performance, or in the relationships themselves, may harm our users’ satisfaction as well as our revenue streams, and overall ability to compete in the sweepstakes gaming area.

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

Challenges in advertising and promoting our sweepstakes could hinder our user acquisition and revenue growth.

Advertising our sweepstakes-based social gaming platform presents unique legal and operational complexities. Federal and state regulations often place restrictions on how promotional materials may be worded to avoid the appearance of gambling or any implication that a purchase is necessary to enter. These rules can mandate specific disclosures, such as “No Purchase Necessary” or detailed eligibility requirements, and impose substantial penalties for noncompliance, including fines or injunctions. The heightened scrutiny around promotional statements also means we must carefully vet all advertising, whether digital, print or social media, to ensure we do not inadvertently violate regulations in any state where our users reside.

Moreover, major online advertising channels such as Google Ads, Facebook, and mobile app networks frequently maintain strict policies against content perceived as gambling or misleading “pay-to-play” promotions. Our ads may be subject to frequent reviews, suspensions, or outright bans if deemed non-compliant with these platforms’ terms. Even when ads are allowed, we may need to invest heavily in specialized compliance expertise or premium ad placements to achieve visibility, pushing user-acquisition costs higher than in other online gaming segments. Additionally, because our revenue hinges on attracting engaged users who understand the sweepstakes model, any misperception in advertising, such as implying guaranteed payouts or pay-only entries, could invite reputational damage, user dissatisfaction, or regulatory scrutiny. These challenges can collectively reduce our ability to scale efficiently, constrain our marketing strategies, and, ultimately, affect our ability to generate revenue from new or existing users.

A perceived lack of fairness in outcomes or prize distribution could severely damage brand trust.

Transparency around how winners are chosen, and assurances that virtual coin purchases do not guarantee victory, form the bedrock of our Platform’s integrity. Any misperception that sweepstakes are rigged, or that some participants have insider advantages, can spread virally. Users might abandon the platform in droves, while regulators could initiate investigations into alleged unfair practices. Even if claims prove baseless, the time and resources spent defending our practices could distract management and strain finances.

Risks Related to Government Regulation and Enforcement Regarding BNC

Our sweepstakes model could be reclassified as gambling or otherwise face tighter restrictions in certain U.S. states, which would materially affect our operations.

We carefully structure our Platform to comply with sweepstakes rules and avoid classification as gambling, yet the line between “promotional sweepstakes” and “illegal gambling” can sometimes be blurry. Individual states have differing definitions of what constitutes consideration, chance, and prize, which constitute the three criteria generally used to determine legality. Should one or more states enact new legislation or reinterpret existing laws to classify our sweepstakes model as gambling, our ability to operate in those states could be significantly curtailed.

Such a determination could subject us to new licensing requirements, higher taxes, or additional consumer protection measures. In extreme circumstances, states could ban our activities entirely. The financial and operational costs of complying with gambling regulations, obtaining licenses, or redesigning our platform to exclude users from certain states would be substantial. Any actual or perceived classification as gambling might also deter users who are uncomfortable with real or perceived gambling-related activities, reducing participation and revenue.

We are subject to complex and evolving U.S. federal and state sweepstakes and consumer protection laws, which may impose substantial compliance burdens and operational constraints.

Operating as a sweepstakes social gaming platform in the United States requires adherence to a tangle of rules and regulations, including federal guidelines on sweepstakes and promotions, as well as a variety of state-specific laws. Many of these laws mandate alternative methods of entry, specific disclosures, detailed recordkeeping, and in certain cases, bonding or registration. The costs and administrative burdens of fulfilling these requirements can be significant, especially as we expand to new states or introduce new sweepstakes features.

Furthermore, any misstep, even if inadvertent, in the design or execution of a sweepstakes could lead to allegations of illegal gambling, unfair trade practices, or other regulatory violations. Certain states are particularly vigilant in policing sweepstakes models to ensure they do not equate to games of chance that require a license or explicit regulatory oversight. If a regulator determines that some aspect of our Platform falls outside permissible sweepstakes parameters, we could face fines, injunctions, forced modifications, or even closure of operations in that jurisdiction. These regulatory uncertainties necessitate ongoing legal review and a level of caution that can delay or complicate product innovations.

As its business develops, BNC expects to become subject to significant legislative and regulatory developments; further, new legislation and regulations could significantly affect BNC’s business in the future. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, have in the past led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, loss of revenue, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm BNC’s business, including fines or demands or orders that BNC modify or cease existing business practices.

Regulatory inquiries or legal proceedings related to AML, consumer fraud, or other compliance areas could disrupt our business and harm our reputation.

While our U.S. sweepstakes platform is not intended to handle large financial transactions typically associated with online casinos, we do permit the purchase of virtual coins and awards of monetary or tangible prizes. Even these more modest transactions can draw scrutiny from authorities concerned about AML or potential consumer fraud. If regulators believe our Platform is used, knowingly or otherwise, to facilitate unlawful financial activities, we could be required to invest in more comprehensive monitoring systems, implement additional customer due diligence, or face enforcement actions and penalties.

Any high-profile investigation or lawsuit ,whether or not it leads to a formal penalty, may also attract unwanted media attention, casting doubt on our security measures and the integrity of our games. Damage to our brand’s reputation could undermine user confidence, leading to reduced engagement, fewer new sign-ups, and diminished revenue streams. We might also face lawsuits from users or other parties alleging deceptive practices, demanding refunds, or claiming injuries from fraudulent or unauthorized activities. Even if these claims lack merit, the cost of litigation, along with the potential impact on our Platform’s public perception, can be considerable.

Risks Related to Data, Security, and Intellectual Property

Security breaches, unauthorized attempts to manipulate or “cheat” sweepstakes outcomes, and other cyber incidents could undermine trust in the Platform and adversely affect BNC’s business.

BNC’s sweepstakes-based social gaming environment involves the collection, storage, and transmission of substantial amounts of user data, including personal information, payment details for virtual coin purchases, and records of sweepstakes entries or prize awards. Bad actors who gain access to this data—or to the underlying mechanics that determine sweepstakes winners—can distort the Platform’s fairness, thereby undermining user confidence in BNC’s legitimacy. Cheating attempts may include automated scripts or bots designed to submit multiple entries, exploit software vulnerabilities, or manipulate game outcomes. Similarly, broader cyber threats such as hacking, malware, phishing, and social engineering attacks can compromise user accounts, disrupt platform availability, and lead to the theft or misuse of sensitive information. These incidents, in turn, could trigger regulatory investigations, private legal actions, and widespread reputational harm if users believe that BNC cannot safeguard their data or ensure the integrity of its sweepstakes.

BNC takes measures intended to prevent, detect, and respond to these threats, including firewalls, encryption, account verification protocols, and ongoing security monitoring. However, software bugs, configuration errors, or newly emerging hacking techniques can frustrate even the best efforts, especially as criminals become more sophisticated. Additionally, employee or contractor malfeasance, physical security breaches at data centers, or oversights by third-party vendors that store or process user information for BNC may expose the Company to further vulnerability. Remote work arrangements can compound these risks by creating new attack surfaces, such as unsecured home networks or personal devices. Any successful cyber-attack, or even a serious attempt at one, may require BNC to invest considerable resources in forensics, remediation, user notification, and litigation defense. This would not only divert management’s attention but could also erode BNC’s active user base and competitiveness if players perceive the Platform to be unsafe or prone to cheating. Furthermore, compliance with U.S. cybersecurity and data protection laws could lead to additional costs and operational changes in the wake of a breach. Failure to address these risks promptly and effectively could have a material adverse effect on BNC’s business, financial results, and reputation among regulators and users alike.

We anticipate that BNC’s efforts related to privacy, safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on the Platform.

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

BNC’s products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, BNC’s products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage considerable amounts of data. The software and hardware on which BNC relies is expected to contain errors, bugs, or vulnerabilities, and BNC’s systems are subject to certain technical limitations that may compromise BNC’s ability to meet BNC’s objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which BNC relies, or human error in using such systems, may in the future lead to outcomes including a negative experience for users and marketers who use BNC’s products, compromised ability of BNC’s products to perform in a manner consistent with BNC’s terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of BNC’s users and/or BNC’s intellectual property or other data, or reductions in BNC’s ability to provide some or all of BNC’s services. In addition, any errors, bugs, vulnerabilities, or defects in BNC’s systems or the software and hardware on which BNC relies, failures to properly address or mitigate the technical limitations in BNC’s systems, or associated degradations or interruptions of service or failures to fulfill BNC’s commitments to BNC’s users, are expected to lead to outcomes including damage to BNC’s reputation, loss of users, loss of marketers, prevention of its ability to generate revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect BNC’s business and financial results.

Risks Related to askROI

We rely on an exclusive LLM licensing arrangement and a platform development agreement with the same primary developer, even though we maintain ownership of the askROI platform’s IP.

askROI’s AI-driven offerings depend on a proprietary LLM licensed under an exclusive agreement (the “License Agreement”) with a third-party provider (the “Licensor”), which also serves as the primary developer of our platform under a separate development agreement. Although we retain ownership of the askROI Platform’s intellectual property, our day-to-day innovation and updates rely heavily on the Licensor’s technical expertise, resources and timely performance.

If the License Agreement is terminated, expires, or becomes subject to unfavorable terms, we could lose or face restrictions on the proprietary LLM functionality integral to our product’s performance. Similarly, if disputes arise or the development agreement is breached, whether due to missed milestones, shifting priorities, or misaligned strategic objectives, our ability to maintain, enhance, and scale the platform could be severely compromised. Even though we technically own the underlying software, replacing a primary developer or transitioning to an alternative solution could be time-consuming, costly and risky, potentially delaying product rollouts and damaging customer relationships.

Because both the License Agreement and the platform development hinge on a single partner, a deterioration in our relationship with the Licensor could simultaneously threaten our AI functionality and our capacity to enhance the capability of the askROI Platform. Such a scenario would materially and adversely affect our competitiveness, financial condition, and prospects for growth.

Despite our multi-LLM routing model, performance or reliability issues with our primary development partner’s LLM could still harm our product quality and reputation.

Our new “routing model” allows us to tap into multiple LLMs, theoretically reducing reliance on one provider. However, our primary developer and Licensor remains the key source of certain proprietary AI functionalities and platform support, meaning that ongoing performance or reliability problems with its LLM technology could still cause significant product disruptions. Security breaches, downtime, or limited adaptability in the Licensor’s services may reduce customer satisfaction, delay important product updates or damage our brand. Since we do not control the Licensor’s internal operations, we are vulnerable to technical or strategic changes that could negatively impact our services.

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

askROI faces adoption and integration challenges. Complex onboarding processes or steep learning curves could slow customer adoption and time-to-value realization. Further, its software could be difficult to integrate with a customer’s legacy systems, leading to challenges with customers’ legacy systems and tools. Any difficulties associated with the integration of different systems could limit askROI’s market penetration and customer satisfaction. In addition, the Licensor’s development team may have limited capacity to support askROI’s platform development needs, particularly if askROI were to begin seeing significant growth and require more rapid iterations and customizations. Also, the LLM technology may not be optimized for the scale and performance requirements of askROI’s growing user base, leading to performance bottlenecks and customer dissatisfaction. Additionally, as a new entrant in the market, askROI may struggle to establish brand awareness and credibility, making it harder to attract customers and partners. Similarly, any negative publicity or customer complaints could disproportionately impact askROI’s reputation as a startup, hindering its growth and ability to compete against established players. If any of the foregoing risks were to materialize, askROI’s business and future prospects could be materially and adversely affected.

Rapidly changing AI regulation may require significant adjustments and investments.

Governments and regulatory bodies worldwide are introducing new laws and guidelines for AI, data privacy, and automated decision-making. These regulations may force us to modify certain features, require additional transparency or auditing tools, or limit our platform’s functionality. Complying with emerging or conflicting rules across jurisdictions could raise operating costs or delay product rollouts. Failure to meet these requirements could result in fines, legal action, or reputational harm.

Data privacy and security laws could increase compliance costs and limit our flexibility.

Various jurisdictions are adopting stricter data privacy and security regulations, such as the GDPR in the EU and certain U.S. state privacy laws. We must continually enhance our security measures, encryption protocols, and data handling procedures to remain compliant. These changes could increase our operational expenses. Any failure to comply with evolving data protection requirements may lead to enforcement actions, penalties, or erosion of customer trust.

Established technology companies with greater resources may outcompete us.

Larger technology firms with substantial financial and technical resources continue to expand their AI-driven offerings, sometimes bundling analytics solutions into broader enterprise software suites. These competitors may benefit from existing customer relationships, extensive R&D budgets, and powerful marketing capabilities. If they introduce more advanced or cost-effective solutions, we may find it difficult to retain or attract customers, thereby adversely impacting our revenue and market share.

Our future success depends on ongoing innovation and technological advancements.

The market for AI-driven analytics is evolving rapidly. We must invest in research and development to remain competitive in natural language processing, data visualization, and user experience. If we fail to keep pace with or anticipate market trends, or if the capabilities of our platform lag behind those of our competitors, our solutions may become less attractive, resulting in lost revenue and diminished market position.

Our platform’s integration with third-party tools and systems may present technical and operational risks.

askROI relies on seamless integration with a wide range of external applications, including customer relations management platforms, file storage providers, and communication tools. If these third parties modify their application programming interfaces, introduce incompatibilities, or discontinue services, we may need to invest significant resources to maintain compatibility. Difficulties integrating with common enterprise systems could hamper our ability to onboard new customers efficiently.

We rely on secure workspaces and knowledge bases that may still pose data exposure risks.

Even though we do not train the underlying LLM on customers’ proprietary information, we host and index their data within dedicated workspaces. Any unauthorized access, security breach, or deficiency in our data-protection measures could expose confidential information, leading to legal liability, regulatory scrutiny and reputational damage.

Inaccurate or biased AI outputs could expose us to reputational and legal risks.

Our AI-driven insights may occasionally generate incorrect or biased results. Such outcomes could lead customers to make flawed business decisions, undermine confidence in our platform, or result in litigation. Ongoing model validation and prompt issue resolution are crucial to mitigating these risks.

Our proprietary rights could be inadequately protected, leading to IP disputes.

The unique components of our platform and certain enhancements we develop may be subject to intellectual property protection. If we fail to enforce or defend our rights, or if third parties allege that our technology infringes on their IP, we could face costly litigation and be required to alter or cease certain offerings. Such disputes can disrupt operations and harm our reputation.

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

Ethical AI concerns.

The AI industry is commonly associated with ethical concerns, whether real or perceived, which askROI must overcome in order to successfully develop its business. Such concerns include the risk that unintended biases in askROI’s AI models could lead to discriminatory or unfair outcomes, damage the entity’s reputation and expose it to legal risks, and that difficulty in providing clear explanations for AI-generated insights could erode customer trust and hinder adoption of askROI’s product offerings. If askROI cannot substantially mitigate or prevent such concerns from arising, its business and future prospects could be materially and adversely affected.

Uncertain legal interpretations of emerging AI regulations could lead to operational constraints.

Because AI-related laws and guidelines are still developing, legal interpretations can vary widely across different regulators and courts. We may need to adjust our platform functionality or compliance processes in response to evolving interpretations, which could divert resources from other initiatives and slow innovation.

If we fail to effectively manage our growth, our business could suffer.

Rapid or poorly managed growth could lead to operational inefficiencies, resource strains, and quality control issues. We may also face challenges in maintaining our corporate culture or onboarding new staff quickly. If we cannot scale responsibly, product quality or customer satisfaction could decline, harming our market reputation.

Risks Related to TurnOnGreen

TurnOnGreen can provide no assurance of any successful expansion of its operations.

TurnOnGreen’s significant increase in the scope and the scale of its operations, including the hiring of additional personnel, has resulted in significantly higher operating expenses. TurnOnGreen anticipates that its operating expenses will continue to increase. Expansion of its operations may also make significant demands on its management, finances and other resources. Its ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. TurnOnGreen cannot assure that significant problems in these areas will not occur. Failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with its business could have a material adverse effect on its business, financial condition and results of operations. TurnOnGreen cannot assure that attempts to expand its marketing, sales, manufacturing and customer support efforts will succeed or generate additional sales or profits in any future period. As a result of the expansion of its operations and the anticipated increase in its operating expenses, along with the difficulty in forecasting revenue levels, TurnOnGreen expects to continue to experience significant fluctuations in its results of operations.

Changes in U.S. and international trade policies, particularly with respect to China, and key trading countries, may adversely impact TurnOnGreen’s business and operating results.

TurnOnGreen currently relies on foreign third-party manufacturers, and parts suppliers, including those in China, Taiwan, Israel, and other countries. The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies. In April 2025, the U.S. government announced a combined total rate of at least 145%, which includes the 20% in place since February 2025 on imports from China. If maintained and if extended to other countries, tariffs, and the potential escalation of trade disputes with China and other countries could pose a significant risk to its business and could result in higher cost of revenues and operating expenses. The extent and duration of any tariffs and the resulting impact on general economic conditions and on its business are uncertain and depend on various factors, such as negotiations between the United States and China and/or other countries, the response of such countries, exemptions or exclusions that may be granted, availability.

TurnOnGreen is in a highly competitive EV charging services industry and there can be no assurance that TurnOnGreen will be able to compete with many of its competitors which are larger and have greater financial resources.

TurnOnGreen faces strong competition from competitors in the EV charging services industry, including competitors who could duplicate its model. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than us. In addition, there are very few barriers to entry into the market for its services. There can be no assurance, therefore, that any of its current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to its services. Therefore, an investment in its company is very risky and speculative due to the competitive environment in which TurnOnGreen may operate.

Its competitors may be able to provide customers with different or greater capabilities or benefits than TurnOnGreen can provide in areas such as technical qualifications, past contract performance, geographic presence and driver price. Further, many of its competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away its employees by offering more lucrative compensation packages.

Risks Related to Ownership of Our Class A Common Stock and Future Offerings

If we do not continue to satisfy the NYSE American continued listing requirements, our Class A common stock could be delisted from NYSE American.

The listing of our Class A common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing.

We were notified by the NYSE American on December 18, 2024 that, due to our disclosure in our Form 10-Q filed for the fiscal period ended September 30, 2024, which reported stockholders’ equity of approximately $2.2 million, we no longer met the requirement that we must have no less than $6 million or more in stockholders’ equity pursuant to the listing standard set forth under Section 1003(a)(ii) and (iii) of the NYSE American Company Guide (the “Listing Standards”) because we have reported losses from continuing operations and/or net losses in five of our most recent fiscal years ended December 31, 2023. Under the applicable NYSE American listing rules, we were required to, no later than January 17, 2025, submit a compliance plan that demonstrates how we intend to regain compliance with the Listing Standards within 18 months of the receipt of the notice, or June 18, 2026. The compliance plan was submitted to the NYSE American on January 17, 2025. We have, at the request of the NYSE American, provided supplements to the original compliance plan. On March 4, 2025, the NYSE American notified us that we have been granted a listing extension until June 18, 2026 on the basis of the compliance plan we recently submitted to regain compliance with the Listing Standards.

If we do not make progress consistent with the plan during the plan period, the NYSE American will initiate delisting procedures. We will be subject to periodic reviews including quarterly monitoring for compliance with the plan. Additionally, if we were to fail to meet any other NYSE American listing requirement, we may be subject to delisting by the NYSE American. In the event our Class A common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Class A common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing investors.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors.

Our Class A common stock price is volatile.

Our Class A common stock is listed on the NYSE American. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the past 52-week period (through April 11, 2025), our stock closed at prices between $16.47 per share and $2.18 per share, as reported on Nasdaq.com. On April 11, 2025, the price of our Class A common stock closed at $2.35 per share.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our Class A common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our Class A common stock. The following factors, many of which are beyond our control, may influence our stock price:

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

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our Class A common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, have a material adverse effect on our business, financial condition, results of operations and prospects.

Volatility in our Class A common stock price may subject us to securities litigation.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our Class A common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could have a depressing effect on the market price of our Class A common stock.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our Class A common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, have a material adverse effect on our business, financial condition, results of operations and prospects.

We have a substantial number of convertible notes, warrants and preferred stock outstanding that could affect our price.

Due to a number of financings, we have a substantial number of shares that are subject to issuance pursuant to outstanding convertible debt, warrants and options. As of April 14, 2025, the number of shares of Class A common stock subject to convertible notes, warrants, class B common stock, Series C Convertible Preferred Stock and Series G Preferred Stock were 8,248,865, 622,207, 4,995,724, 29,561,308 and 508,455, respectively. The issuance of Class A common stock pursuant to convertible notes, warrants and preferred stock at conversion or exercise prices lower than market prices may have the effect of limiting an increase in the market price of our Class A common stock.

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

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Class A common stock.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of December 31, 2024, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level.

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

The markets for our products and services are both competitive and price sensitive. Many competitors have significant financial, operations, sales and marketing resources, plus experience in research and development, and compete with us by offering lower prices. Competitors could develop new technologies that compete with our products to achieve a lower unit price. If a competitor develops lower cost and/or superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed.

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

Our certificate of incorporation gives our Board the right to create new series of preferred stock. As a result, the Board may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our Class A common stock. We may issue shares of preferred stock in the future.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are a public company and subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if our internal control over financial reporting continues to not be effective as defined under Section 404, we could be subject to sanctions or investigations by the NYSE American, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our Class A common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2024, we concluded that our internal control over financial reporting contained material weaknesses.

The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

We have never declared or paid cash dividends on our Class A common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our Board and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our Board. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our Class A common stock, which is uncertain and unpredictable. There is no guarantee that our Class A common stock will appreciate in value.

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

Cybersecurity Governance

Our Board oversees cybersecurity risk as part of its overall risk oversight function. Our information technology department (the “IT Department”), which functions as our Information Security Advisory Team, is responsible for managing our information security program and implementing cybersecurity risk management practices. The IT Department is led by our Chief Information Officer, who oversees our cybersecurity strategy and ensure its alignment with business objectives.

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

Our corporate headquarters office utilizes 10,274 square feet of leased office space in Las Vegas, Nevada. Our Las Vegas leases expire in July 2026. The annual base rent under the leases, payable on a monthly basis, was approximately $0.2 million during 2024.

We also lease additional corporate offices in Costa Mesa, California and New York, New York. Our New York lease expires in December 2030 and our Costa Mesa lease expires in December 2027. The annual base rent under the leases, payable on a monthly basis, was approximately $0.3 million during 2024.

We own a 617,000 square foot data center in Dowagiac, Michigan, in which we operate our crypto assets mining operations for Sentinum, in addition to renting commercial office and warehouse space.

Our TurnOnGreen segment leases 39,965 square feet of office, engineering, laboratory and warehouse space in two locations in Milpitas, California. One of the leases previously expired and is now on a month-to-month basis, while the remaining lease expires on January 2026. The annual base rent under the leases, payable on a monthly basis, was approximately $0.7 million during 2024.

Our Energy segment crane rental business leases 27,909 square feet of commercial buildings and 10 acres of land in Carthage, Texas, Clinton, Oklahoma, Houston, Texas, and Robstown, Texas. Our leases expire between May 2025 and April 2027. The annual base rent under the leases, payable on a monthly basis, was approximately $0.5 million in 2024.

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

Arena Litigation

Arena Investors, LP (ROI Litigation)

On May 30, 2024, Arena Investors, LP (“Arena”), in its capacity as collateral agent for five noteholders, filed a Complaint (the “ROI Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and ROI, in action captioned Arena Investors, LP v. Ault Alliance, Inc. and RiskOn International, Inc., Index No. 652792/2024.

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

On July 31, 2024, the Company and ROI filed a motion to dismiss seeking to partially dismiss the ROI Complaint, as against the Company, and to dismiss the ROI Compliant, in its entirety, as against ROI.

On or about January 21, 2025, the Court entered an order denying the part of the motion which sought partial dismissal of the ROI Complaint, as against Company, and granting the part of the motion which sought dismissal of the ROI Complaint, in its entirety, as against ROI.

On February 18, 2025, the Company filed an Answer to the ROI Complaint and asserted numerous affirmative defenses.

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

Market Information

Our Class A common stock is listed on the NYSE American under the symbol GPUS.

Record Holders

As of April 14, 2025, 1,529,995 shares of our Class A common stock were issued and outstanding and were owned by four holders of record. A number of holders of our Class A common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

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

None.

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

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Hyperscale Data, Inc., a Delaware corporation formerly known as Ault Alliance, which was incorporated in September 2017. Hyperscale Data is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact.

Through our wholly- and majority-owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin, and provide mission-critical products that support a diverse range of industries, including a metaverse platform, crane services, defense, industrial and automotive. In addition, we extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

We own Ault Capital Group, Inc. (“Ault Capital”), which in turn either wholly owns or has a direct controlling interest in, among other entities, (i) Ault Lending, LLC (“Ault Lending”), (ii) RiskOn International, Inc., formerly known as BitNile Metaverse, Inc. (“ROI”), which wholly owns BitNile.com, Inc. (“BNC”), (iii) askROI, Inc. (“askROI”), (iv) Ault Global Real Estate Equities, Inc. (“AGREE”), (v) Eco Pack Technologies, Inc. (“Eco Pack”), (vi) Ault Aviation, LLC (“Ault Aviation”), (vii) Circle 8 Holdco LLC (“Circle 8 Holdco”), which wholly owns Circle 8 Crane Services, LLC (“Circle 8”), and (viii) TurnOnGreen, Inc. (“TurnOnGreen”), which wholly owns TOG Technologies, Inc. and Digital Power Corporation. We consolidate ROI as a variable interest entity.

Recent Events and Developments

On November 15, 2024, we announced the distribution of 5.0 million shares of our Class B Common Stock (the “Class B Common Stock”) to all holders of our Class A common stock and Series C Convertible Preferred Stock on an as-converted basis. The record date for this dividend was November 29, 2024, and the payment date is December 16, 2024. There is currently no public trading market for the Class B Common Stock. While we presently intend to seek to have the Class B Common Stock listed for trading on the NYSE American within the foreseeable future, there can be no assurance when, or if, such a listing will occur. The Class B Common Stock is identical to the currently outstanding Class A common stock, with the exception that each share thereof carries 10 times the voting power of a share of Class A common stock. The Class B Common Stock is convertible at any time after the payment date into Class A common stock on a one-for-one basis.

On November 20, 2024, pursuant to the approval provided by our stockholders at the annual meeting of stockholders held on June 28, 2024, we filed an Amendment to our Certificate of Incorporation with the State of Delaware to effectuate a reverse stock split of our Class A common stock affecting the issued and outstanding number of such shares by a ratio of one-for-thirty-five. The reverse stock split became effective on November 22, 2024. All share amounts in this Annual Report have been updated to reflect the reverse stock split.

On November 26, 2024, we announced the distribution of 1.0 million shares of our Series F Exchangeable Preferred Stock (“Series F Preferred Stock”) to holders of Class A common stock and Series C Convertible Preferred Stock on an as-converted basis. The record date for this dividend was December 13, 2024, and the payment date was December 23, 2024. The Series F Preferred Stock has a $1.00 liquidation preference and will not pay a dividend. Each share of Series F Preferred Stock will be exchangeable, at the option of its holder, for (i) 10 shares of Class A Common Stock of Ault Capital and (ii) five shares of Class B Common Stock of Ault Capital, at any time beginning on the later of (i) one year after issuance of the Series F Preferred Stock and (ii) the date of the registration under the Securities Act of 1933, as amended, of all of the foregoing shares of Ault Capital Class A Common Stock and Ault Capital Class B Common Stock. Once the Series F Preferred Stock has been exchanged into shares of Ault Capital Class A Common Stock and Class B Common Stock, our sole business will be our ownership of Sentinum, Inc. through which we operate our Bitcoin mining business as well as its HPC and AI operations.

On December 13, 2024 (the “Closing Date”), Third Avenue Apartments LLC (“Third Avenue”), which was a subsidiary of AGREE, completed the sale of its real property located at the southeast corner of 5th Street North and 3rd Avenue North in St. Petersburg, Florida (the “Property”). The Property was sold on the Closing Date to Cats Mirror Lake, LLC (the “Buyer”) pursuant to a contract of sale, as amended entered into by Third Avenue and the Buyer. The sale price for the property was $13.0 million. In February 2025, Third Avenue filed a certificate of cancellation with the Delaware Secretary of State.

On December 21, 2024, we entered into a securities purchase agreement (the “December 2024 SPA”) with Ault & Company, pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 25,000 shares of Series G convertible preferred stock (“Series G Preferred Stock”) and warrants to purchase up to 4.2 million shares of Class A common stock (the “Series G Warrants”) for a total purchase price of up to $25.0 million. The December 2024 SPA provides that the financing may be conducted through one or more closings. Through April 14, 2025, pursuant to the December 2024 SPA, we have sold to Ault & Company 960 shares of Series G Preferred Stock and Series G Warrants to purchase 162,217 shares of Class A common stock, for a purchase price of $1.0 million.

Each share of Series G Preferred Stock has a stated value of $1,000.00 and is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.10 per share, and (ii) the lesser of (A) $6.74 or (B) 105% of the volume weighted average price of the Class A common stock during the 10 trading days immediately prior to the date of conversion. The holders of Series G Preferred Stock are entitled to cumulative cash dividends at an annual rate of 9.5%, or $95.00 per share, based on the stated value per share. Dividends shall accrue for 10 years from the date of issuance of such shares of Series G Preferred Stock and are payable monthly in arrears. For the first two years, we may elect to pay the dividend amount in shares of Class A common stock rather than cash. The holders of the Series G Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

On March 28, 2025, our majority owned subsidiary, Avalanche International Corp. (“AVLP”), filed a petition for liquidation under Chapter 7 of the bankruptcy laws. The filing placed AVLP under the control of the bankruptcy court, which will oversee its liquidation. As a result, we no longer consider AVLP as a subsidiary of ours.

On March 31, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which we agreed to sell up to 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total purchase price of up to $50.0 million. The securities purchase agreement provides that the transaction shall be conducted through 49 separate tranche closings, provided, however, that the investor has the ability, exercisable in its sole discretion, to purchase any number of shares of Series B Preferred Stock prior to the dates of the tranche closings provided for in the securities purchase agreement. The initial tranche closing, which will close promptly after the investor has converted out of the Exchange Note, will consist of the sale and issuance to the investor of 2,000 shares of Series B Preferred Stock for an aggregate of $2.0 million. Pursuant to the securities purchase agreement, provided certain closing conditions have been met, the investor shall purchase up to 4,800 shares of Series B Preferred Stock on a monthly basis, with the investor being required to purchase 1,000 shares per month.

Each share of Series B Preferred Stock has a stated value of $1,000.00 and is convertible into shares of Class A common stock at a at a conversion price equal the lesser of a 25% discount to our volume weighted average price during the five trading days immediately prior to (A) the date of execution of the securities purchase agreement or (B) the date of conversion into shares of Class A common stock, but not greater than $10.00 per share. Notwithstanding the foregoing, in no event shall the Series B Preferred Stock be convertible at less than the Floor Price. The holders of Series B Preferred Stock are entitled to cumulative cash dividends at an annual rate of 15%, or $150.00 per share, based on the stated value per share. Dividends shall accrue for as long as any shares of Series B Preferred Stock remain issued and outstanding and are payable monthly in arrears. For the first two years, we may elect to pay the dividend amount in additional shares of Series B Preferred Stock rather than cash. The holders of the Series B Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

Presentation of GIGA as Discontinued Operations

On August 14, 2024, our majority owned subsidiary, Gresham Worldwide, Inc. (“GIGA”), filed a petition for reorganization under Chapter 11 of the bankruptcy laws. The filing placed GIGA under the control of the bankruptcy court, which oversees its reorganization and restructuring process. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate GIGA and its subsidiaries effective on the petition date. We recognized a gain on deconsolidation of GIGA of $2.0 million during the year ended December 31, 2024, which is included in net gain (loss) from discontinued operations.

In connection with the Chapter 11 reorganization process, we concluded that the operations of GIGA met the criteria for discontinued operations as this strategic shift will have a significant effect on our operations and financial results. As a result, we have presented the results of operations, cash flows and financial position of GIGA as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

Change in Plan of Sales of AGREE Hotel Properties

On April 30, 2024, we had a change in plan of sale for our four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the not to sell.

For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2023, were reclassified in the December 31, 2023 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this change in plan of sale, we recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $8.0 million during the year ended December 31, 2024.

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

In recent years, we have provided capital and relevant expertise to fuel the growth of businesses in AI software platform, social gaming platform, equipment rental services, defense, industrial and hotel operations. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 190, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is https://hyperscaledata.com/.

Results of Operations

Results of Operations for the Years ended December 31, 2024 and 2023

The following table summarizes the results of our operations for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023
Revenue, crane operations	$47,475,000	$49,198,000
Revenue, crypto assets mining	30,598,000	33,107,000
Revenue, hotel and real estate operations	18,891,000	17,577,000
Revenue, lending and trading activities	1,893,000	(1,998,000)
Revenue	7,805,000	36,962,000
Total revenue	106,662,000	134,846,000
Cost of revenue, crane operations	30,745,000	29,971,000
Cost of revenue, crypto assets mining	34,338,000	36,446,000
Cost of revenue, hotel and real estate operations	12,928,000	12,300,000
Cost of revenue, lending and trading activities	(1,205,000)	1,180,000
Cost of revenue, products	5,639,000	30,165,000
Total cost of revenue	82,445,000	110,062,000
Gross profit	24,217,000	24,784,000
Operating expenses
Research and development	11,011,000	4,418,000
Selling and marketing	14,019,000	31,653,000
General and administrative	35,245,000	68,200,000
Impairment of property and equipment	19,446,000	26,445,000
Impairment of goodwill and intangible assets	1,500,000	42,880,000
Impairment of mined crypto assets	-	489,000
Total operating expenses	81,221,000	174,085,000
Loss from operations	(57,004,000)	(149,301,000)
Other income (expense):
Interest and other income	2,236,000	4,444,000
Interest expense	(19,671,000)	(44,314,000)
Other expense, guarantee	-	(35,400,000)
Gain on conversion of investment in equity securities to marketable equity securities	17,900,000	-
Gain (loss) on extinguishment of debt	2,981,000	(7,322,000)
Loss on extinguishment of debt, related party	-	(4,164,000)
Loss from investment in unconsolidated entity	(1,958,000)	(302,000)
Loss on deconsolidation of subsidiary	-	(3,040,000)
Impairment of equity securities	(6,266,000)	(9,555,000)
Change in fair value of warrant liability	-	6,319,000
Gain on the sale of fixed assets	79,000	2,069,000
Total other expense, net	(4,699,000)	(91,265,000)
Loss before income taxes	(61,703,000)	(240,566,000)
Income tax provision	56,000	348,000
Net loss from continuing operations	(61,759,000)	(240,914,000)
Net loss from discontinued operations	(779,000)	(12,355,000)
Net loss	(62,538,000)	(253,269,000)
Net loss attributable to non-controlling interest	6,334,000	22,242,000
Net loss attributable to Hyperscale Data, Inc.	(56,204,000)	(231,027,000)
Preferred dividends	(5,277,000)	(1,375,000)
Net loss available to common stockholders	$(61,481,000)	$(232,402,000)
Comprehensive loss
Net loss available to common stockholders	$(61,481,000)	$(232,402,000)
Other comprehensive loss
Foreign currency translation adjustment	(66,000)	(698,000)
Other comprehensive income	(66,000)	(698,000)
Total comprehensive loss	$(61,547,000)	$(233,100,000)

Revenues

Revenues by segment for the years ended December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31,		Increase
	2024	2023	(Decrease)%
Sentinum
Revenue, crypto assets mining	$30,598,000	$33,107,000	$(2,509,000)	-8%
Revenue, commercial real estate leases	876,000	1,416,000	(540,000)	-38%
Energy
Revenue, crane operations	47,475,000	49,198,000	(1,723,000)	-4%
Other	116,000	130,000	(14,000)	-11%
AGREE	18,015,000	16,161,000	1,854,000	11%
SMC	-	31,557,000	(31,557,000)	-100%
TurnOnGreen	4,913,000	4,201,000	712,000	17%
Fintech
Revenue, lending and trading activities	1,893,000	(1,998,000)	3,891,000	n/m
ROI	253,000	305,000	(52,000)	-17%
Other	2,523,000	769,000	1,754,000	228%
Total revenue	$106,662,000	$134,846,000	$(28,184,000)	-21%

n/m - not meaningful

Sentinum

Revenues from Sentinum’s crypto assets mining operations decreased $2.5 million to $30.6 million for the year ended December 31, 2024, compared to $33.1 million for the year ended December 31, 2023. The decrease was due primarily to a $4.1 million decline in revenue from mined crypto assets at Sentinum owned and operated facilities, partially offset by a $1.6 million increase in revenue from Sentinum crypto mining equipment hosted at third-party facilities. The $4.1 million decrease in revenue from mined crypto assets at Sentinum owned and operated facilities was due to the April 2024 Bitcoin halving event that occurred on the Bitcoin network and a 70% increase in the average Bitcoin mining difficulty level, partially offset by a 129% increase in the average Bitcoin price for the year ended December 31, 2024, compared to the corresponding period in 2023.

Energy

Energy revenues from Circle 8’s crane operations decreased by $1.7 million, or 4%, for the year ended December 31, 2024, remaining essentially flat compared to the prior period. This decrease was primarily due to competitive pricing pressures and lower utilization of the crane fleet, as five cranes were out of service during the year ended December 31, 2024.

Fintech

Revenues from our lending and trading activities were $1.9 million for the year ended December 31, 2024, driven primarily by $2.4 million in realized gains from trading activities and $2.7 million in fee income, partially offset by a $0.6 million unrealized loss from our investment in Alzamend and a $2.4 million impairment for equity securities that did not have readily determinable fair values related to Fintech lending operations. In comparison, revenues from lending and trading activities for the same period in 2023 were negative $2.0 million, driven primarily by a $5.6 million unrealized loss from our investment in Alzamend and a $6.2 million impairment for equity securities that did not have readily determinable fair values related to Fintech lending operations, partially offset by $11.0 million in net realized and unrealized gains on investments in marketable equity securities.

Revenues from our trading activities for the year ended December 31, 2024 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

SMC

Due to the significant change in our ownership and voting rights, we determined that we no longer met the criteria of the primary beneficiary and, accordingly, we deconsolidated SMC as of November 20, 2023. SMC revenues were $0 for the year ended December 31, 2024, a decrease of $31.6 million compared to the corresponding period in 2023.

TurnOnGreen

TurnOnGreen’s revenues increased by $0.7 million, to $4.9 million for the year ended December 31, 2024, compared to $4.2 million in the corresponding period in 2023. This rise was primarily due to higher sales from a single, higher-margin customer in the defense industry during the year ended December 31, 2024.

Other

Other revenues increased by $1.8 million, to $2.5 million for the year ended December 31, 2024, compared to $0.8 million in the corresponding period in 2023. This rise was primarily due to higher corporate aircraft charter revenue from third parties.

Gross Margins

Gross margins rose to 23% for the year ended December 31, 2024, compared to 18% for the same period in 2023. This increase was influenced by our lending and trading activities, which contributed favorably to our gross margins for the year ended December 31, 2024 and unfavorably to our gross margins for the year ended December 31, 2023. In both periods, gross margins were adversely affected by negative margins from our crypto assets mining operations. Excluding the impacts of both our lending and trading activities and our crypto assets mining operations, adjusted gross margins for the year ended December 31, 2024, and 2023 would have been 34% and 30%, respectively. Gross margins improved due to the deconsolidation of the lower margin of SMC’s business.

Research and Development

Research and development expenses increased by $6.6 million to $11.0 million for the year ended December 31, 2024, from $4.4 million in the prior corresponding period, due to increased expenditures primarily related to development work on ROI’s social gaming platform and askROI’s AI-powered platform.

Selling and Marketing

Selling and marketing expenses were $14.0 million for the year ended December 31, 2024, compared to $31.7 million for the year ended December 31, 2023, a decrease of $17.6 million, or 56%. The decrease was primarily the result of a $14.1 million decrease in sales and marketing expenses at ROI primarily due to lower advertising and promotion costs and a $3.3 million decrease in sales and marketing expenses from SMC due to the deconsolidation of SMC as of November 20, 2023.

General and Administrative

General and administrative expenses were $35.2 million for the year ended December 31, 2024, compared to $68.2 million for the year ended December 31, 2023, a decrease of $33.0 million, or 48%. General and administrative expenses decreased from the comparative prior period, mainly due to the following:

•	$11.2 million decrease in general and administrative expenses from SMC due to the deconsolidation of SMC as of November 20, 2023;

•	$6.3 million lower professional fees;

•	$5.7 million lower performance bonus related to realized gains on trading activities;

•	$5.1 million lower stock compensation expense; and

•	$5.1 million lower salaries and benefits.

Impairment of Goodwill and Intangible Assets

Impairment of Intangible Assets

During the year ended December 31, 2024, we recognized $1.5 million impairment of intangible assets related to Eco Pack. During the year ended December 31, 2023, we recognized $24.7 million impairment of intangible assets related to AVLP.

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

Impairment of Property and Equipment

During the year ended December 31, 2024, due to increases in the Bitcoin mining difficulty level, which compounded the continued impact of the Bitcoin halving event, we concluded that indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of our miners to be less than their net carrying value and an impairment charge of $10.5 million was recognized, decreasing the net carrying value of our crypto assets mining equipment to their estimated fair value.

In addition, we recorded $8.9 million in impairment charges related to real estate assets of AGREE during the year ended December 31, 2024.

During the year ended December 31, 2023, certain unforeseen business developments and changes in financial projections at AVLP indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of AVLP property and equipment as of December 31, 2023 was $0, and an impairment charge of $14.0 million was recognized. During the year ended December 31, 2023, we recognized an impairment charge of $4.1 million related to property and equipment at ROI.

Impairment of Mined Digital Currencies

Impairment of mined digital currencies for the year ended December 31, 2023 was $0.5 million.

Other Income (Expense), Net

Other expense, net was $4.7 million for the year ended December 31, 2024, compared to other expense, net of $91.3 million for the year ended December 31, 2023.

Interest and other income was $2.2 million for the year ended December 31, 2024, compared to $4.4 million for the year ended December 31, 2023. The decrease in interest and other income is primarily due to the decline in Ault Disruptive’s interest income as a result of the decline in cash and marketable securities held in the trust account as a result of redemptions of Ault Disruptive common stock subject to possible redemption.

Interest expense was $19.7 million for the year ended December 31, 2024, compared to $44.3 million for the year ended December 31, 2023. Interest expense for the year ended December 31, 2024 included contractual interest of $11.9 million, amortization of debt discount of $5.5 million, and forbearance and extension fees of $2.2 million. Interest expense for the year ended December 31, 2023 included amortization of debt discount of $21.5 million, contractual interest of $17.3 million and forbearance and extension fees of $5.5 million.

Other expense, guarantee was $0 for the year ended December 31, 2024, compared to $35.4 million for the year ended December 31, 2023. Pursuant to our financial guarantee obligation related to our December 2023 issuance of Series C preferred stock, related party, we recorded a guarantee liability of $38.9 million using the practical expedient to fair value as set forth in ASC 460-10-30-2(a) and recorded other expense, guarantee of $35.4 million (the amount of the guarantee liability, less $3.5 million restricted cash related to the guarantee obligation).

Gain on conversion of investment in equity securities to marketable equity securities of $17.9 million relates to ROI conversion of White River common stock. During the year ended December 31, 2024, ROI transferred 14.5 million shares of White River common stock with a fair value of $19.2 million at the date of transfer. In conjunction with the transfers, ROI converted a portion of their White River Series A convertible preferred stock into White River common stock and recorded a noncash $17.9 million gain on conversion. No such gains were recognized during the year ended December 31, 2023.

During the year ended December 31, 2024, ROI converted $2.3 million of ROI senior secured convertible notes that had a fair value of $0.9 million at the time of conversion and recognized a $1.4 million gain on extinguishment of debt. During the year ended December 31, 2024, holders of our convertible notes converted $2.0 million of convertible notes that had a fair value of $2.7 million at the time of conversion and recognized a $0.7 million loss on extinguishment of debt.

During the year ended December 31, 2024, an investor converted $1.2 million of a convertible note into 0.2 million shares of Class A common stock that had a fair value of $1.5 million at the time of conversion and we recognized a $0.3 million loss on extinguishment of debt.

Loss from investment in unconsolidated entity was $2.0 million for the year ended December 31, 2024, representing our share of losses from our equity method investment in SMC.

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at were $6.3 million for the year ended December 31, 2024, compared to $9.6 million for the year ended December 31, 2023.

Income Tax Provision

Provision for income taxes was $0.1 million and 0.3 million for the years ended December 31, 2024 and 2023, respectively. The effective income tax provision rate was 0.1% for both of the years ended December 31, 2024 and 2023.

Liquidity and Capital Resources

On December 31, 2024, we had cash and cash equivalents of $4.6 million (excluding restricted cash of $20.5 million), compared to cash and cash equivalents of $6.1 million (excluding restricted cash of $5.0 million) at December 31, 2023. The increase in cash and cash equivalents was primarily due to cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from notes payable and convertible notes, partially offset by the payment of debt, purchases of property and equipment and cash used in operating activities.

Net cash used in operating activities totaled $19.4 million for the year ended December 31, 2024, compared to $5.4 million for the year ended December 31, 2023. Cash used in operating activities for the year ended December 31, 2024 included $25.4 million proceeds from the sale of crypto assets from our Sentinum crypto assets mining operations, offset by operating losses and changes in working capital. Net cash used in operating activities for the year ended December 31, 2024 included $6.4 million cash used in operating activities from discontinued operations.

Net cash provided by investing activities was $3.2 million for the year ended December 31, 2024, compared to net cash used in investing activities of $29.5 million for the year ended December 31, 2023. Net cash provided by investing activities for the year ended December 31, 2024 included proceeds from the sale of real property located in St. Petersburg, Florida for $13.0 million, partially offset by capital expenditures of $4.8 million and investments in loans receivable of $1.0 million. Net cash provided by investing activities for the year ended December 31, 2024 included $3.8 million cash used in investing activities from discontinued operations.

Net cash provided by financing activities was $25.8 million for the year ended December 31, 2024, compared to $37.0 million for the year ended December 31, 2023, and primarily reflects the following transactions:

•	During the period between January 1, 2024 through March 13, 2024, we sold an aggregate of 0.7 million shares of common stock pursuant to an At-The-Market issuance sales agreement for gross proceeds of $14.6 million;

•	$60.9 million gross proceeds from notes payable, offset by $60.2 million payments on notes payable;

•	$6.7 million gross proceeds from convertible notes payable, partially offset by $1.3 million payments on convertible notes payable;

•	$8.0 million gross proceeds from sales of Series C preferred stock, related party;

•	$1.9 million gross proceeds from subsidiaries’ sale of stock to non-controlling interests;

•	$5.3 million payments of preferred dividends; and

•	$1.9 million payments on notes payable, related party.

Net cash provided by financing activities for the year ended December 31, 2024 included $2.6 million cash provided by financing activities from discontinued operations.

Financing Transactions Subsequent to December 31, 2024

Sales of Series G Preferred Stock and Warrants

Between January and April 2025, we sold to Ault & Company an aggregate of 960 shares of Series G Preferred Stock and Series G Warrants to purchase an aggregate of 0.2 million shares of Class A common stock, for an aggregate purchase price of $1.0 million.

Issuances of Series D Preferred Stock

From January 1, 2025 through April 14, 2025, we issued a total of 135,957 shares of our Series D preferred stock for the settlement of ELOC advances totaling $2.0 million.

OID Only Term Note

On January 14, 2025, we entered into a term note agreement with institutional investors for $2.5 million. The term note was issued at a discount, with net proceeds to us of $2.2 million. The term note does not accrue any interest. The term note was scheduled to mature on March 1, 2025. The term note is guaranteed by Mr. Ault.

15% Promissory Note

On March 7, 2025, we entered into a promissory note agreement with an institutional investor with a principal amount of $0.5 million and an interest rate of 15%. The maturity date of the promissory note is December 7, 2025. Mr. Ault entered into a personal guaranty agreement for the benefit of the investor.

Convertible Promissory Note

On March 21, 2025 we entered into an exchange agreement with SJC Lending, LLC, a Delaware limited liability company (“SJC”), pursuant to which we issued to SJC a convertible promissory note in the principal face amount of $4.9 million (the “Note”) in exchange for the cancellation of the following notes we issued to Steve J. Caspi, the sole member of SJC, who transferred such notes to SJC, (i) a term note issued on January 14, 2025 in the principal face amount of $2.5 million, (ii) a promissory note issued on March 7, 2025 in the principal face amount of $0.5 million, (iii) a promissory note issued on March 12, 2025 in the principal face amount of $1.5 million and (iv) a promissory note issued on March 13, 2025 in the principal face amount of $0.3 million.

The Note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the Note) occurs, at which time the Note would accrue interest at 18% per annum. The Note will mature on December 31, 2025. The Note is convertible into shares of Class A common stock at any time after NYSE American (“NYSE”) approval of the Supplemental Listing Application (the “SLAP”) at a conversion price equal to the greater of (i) $0.40 per share (the “Note Floor Price”), which Note Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) the lesser of 75% of the VWAP (as defined in the Note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the Note or (B) the date of conversion into shares of Class A common stock, but not greater than $10.00 per share (the “Maximum Price”), which Maximum Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

Series B Convertible Preferred Stock Securities Purchase Agreement

On March 31, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which we agreed to sell up to 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total purchase price of up to $50 million. The securities purchase agreement provides that the transaction shall be conducted through 49 separate tranche closings, provided, however, that the investor has the ability, exercisable in its sole discretion, to purchase any number of shares of Series B Preferred Stock prior to the dates of the tranche closings provided for in the securities purchase agreement. The initial tranche closing, which will close promptly after the investor has converted out of the Exchange Note, will consist of the sale and issuance to the investor of two thousand (2,000) shares of Series B Preferred Stock for an aggregate of $2 million. Pursuant to the securities purchase agreement, provided certain closing conditions have been met, the investor shall purchase up to four thousand, eight hundred (4,800) shares of Series B Preferred Stock on a monthly basis, with the investor being required to purchase one thousand (1,000) shares per month.

Each share of Series B Preferred Stock has a stated value of $1,000.00 and is convertible into shares of Class A common stock at a at a conversion price equal the lesser of a 25% discount to our volume weighted average price during the five trading days immediately prior to (A) the date of execution of the securities purchase agreement or (B) the date of conversion into shares of Class A common stock, but not greater than $10.00 per share. Notwithstanding the foregoing, in no event shall the Series B Preferred Stock be convertible at less than the Floor Price. The holders of Series B Preferred Stock are entitled to cumulative cash dividends at an annual rate of 15%, or $150.00 per share, based on the stated value per share. Dividends shall accrue for as long as any shares of Series B Preferred Stock remain issued and outstanding and are payable monthly in arrears. For the first two years, we may elect to pay the dividend amount in additional shares of Series B Preferred Stock rather than cash. The holders of the Series B Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

Short-Term OID Promissory Notes

Between March 21, 2025 and April 2, 2025, we entered into term note agreements with an institutional investor for an aggregate of $0.6 million. The term notes were issued at a 15% discount, with net proceeds to us of $0.6 million. The term notes accrue interest at the rate of 24% per annum. The term notes mature on April 30, 2025.

April 2025 Convertible Promissory Note

On April 1, 2025, we issued to an institutional investor, a convertible promissory note in the principal face amount of $1.7 million (the “April 2025 Note”) in consideration for an advance of $1.5 million previously made by the investor to us (the “Transaction”). The April 2025 Note has a principal face amount of $1.7 million and was issued with an OID of 10%. The April 2025 Note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the April 2025 Note) occurs, at which time the April 2025 Note would accrue interest at 18% per annum. The April 2025 Note will mature on September 30, 2025. The April 2025 Note is convertible into shares of our class A common stock at any time after NYSE approval of the SLAP at a conversion price equal to the greater of (i) $0.40 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) the lesser of 75% of the VWAP (as defined in the April 2025 Note) of the Class A common stock during the five trading days immediately prior to the closing date or the date of conversion.

April 2025 Convertible Note

On April 8, 2025, we issued to an accredited investor a convertible promissory note in the principal face amount of $110,000 in consideration for $100,000. The note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the note) occurs, at which time the note would accrue interest at 18% per annum. The note will mature on September 30, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.45 and (ii) the lesser of (A) 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to the date of issuance of the note or (B) 75% of the lowest daily VWAP of the Class A common stock during the five trading days immediately prior to the date of conversion into shares of Class A common stock.

Deficiency Letter from the NYSE American

We were notified by the NYSE American on December 18, 2024 that due to our disclosure in our Form 10-Q filed for the fiscal period ended September 30, 2024, which reported stockholders’ equity of approximately $2.2 million, we no longer meet the requirement that we must have no less than $6 million or more in stockholders’ equity pursuant to the listing standard set forth under Section 1003(a)(ii) and (iii) of the NYSE American Company Guide (the “Listing Standards”) because we have reported losses from continuing operations and/or net losses in five of its most recent fiscal years ended December 31, 2023.

Under the applicable NYSE American listing rules, we were required by January 17, 2025 to submit a compliance plan that demonstrates how we intend to regain compliance with the Listing Standards within 18 months of the receipt of the notice, or June 18, 2026. The compliance plan was submitted to the NYSE American on January 17, 2025. We, at the request of the NYSE American, provided supplements to the original compliance plan. On March 4, 2025, the NYSE American accepted the compliance plan and granted us a listing extension until June 18, 2026. We will be subject to periodic reviews including quarterly monitoring for compliance with the plan. Failure to make progress consistent with the plan or to regain compliance with the continued Listing Standards by the end of the extension period could result in us being delisted from the NYSE American.

Critical Accounting Estimates

We have the following critical accounting estimates:

•	We review and evaluate the net carrying value of our long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. A test for recoverability is performed based on the estimated undiscounted future cash flows that will be generated from operations and the estimated salvage value of assets. There are many assumptions underlying future cash flows that are subject to significant risks and uncertainties, which include the estimated value of the assets. We review our business and operations for indications of impairment and, when indications are present, perform an impairment test. We involve a third-party expert when needed. However, it is possible that changes could occur in the near term that could adversely affect the estimate of future cash flows and salvage values to be generated from operating assets resulting in an impairment loss; and

•	On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments. We base our estimates on known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter in 2024, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

 Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III (1)	55	Executive Chairman of the Board	2017
William B. Horne (1)	56	Chief Executive Officer, Vice Chairman and Director	2016
Henry Nisser (1)	56	President, General Counsel and Director	2019
Kenneth S. Cragun (1)	64	Chief Financial Officer	2020
Robert O. Smith	80	Lead Independent Director	2016
Moti Rosenberg	77	Director	2015
Jeffrey A. Bentz	65	Director	2018

(1)	Executive Officer.

Each of the directors named above will serve until the next annual meeting of our stockholders or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Milton C. (Todd) Ault, III has served as our Executive Chairman since January 2021. Between December 2017 and January 2021, Mr. Ault was our Chief Executive Officer and between March 2017 and December 2017, Mr. Ault served as our Executive Chairman. Mr. Ault has served as a director of Alzamend since January 2024. Mr. Ault is Alzamend’s founder and served as Chairman of the Board and a director from inception in 2016 until its initial public offering in June 2021. Mr. Ault served as the Chairman of the Board of Ault Disruptive since its incorporation in February 2021 until October 2024. Since January 2024, Mr. Ault has served as the Chairman and Chief Executive Officer of ROI. Between April 2023 and September 2024, Mr. Ault served as the Executive Chairman of the board of directors of Algorhythm Holdings, Inc., an issuer listed on Nasdaq (“RIME”). Mr. Ault has served as Chairman and Chief Executive Officer of Ault & Company since December 2015, and as Chairman of AVLP since September 2014. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Throughout his career, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

William B. Horne has been a member of our board of directors since October 2016. In January 2018, Mr. Horne was appointed as our Chief Financial Officer until August 2020, when he resigned as our Chief Financial Officer and was appointed as our President. On January 12, 2021, Mr. Horne resigned as our President and became our Chief Executive Officer. Mr. Horne has served as a director of Alzamend since June 2016 and upon the effectiveness of its initial public offering in June 2021, Mr. Horne become its Chairman of the Board. Mr. Horne served as Alzamend’s Chief Financial Officer from June 2016 through December 2018. Mr. Horne served as a director and Chief Executive Officer of Ault Disruptive since its inception in February 2021 until October 2024. Mr. Horne has served as a director and Chief Financial Officer of AVLP since June 2016. Mr. Horne has served as a director and Chief Financial Officer of Ault & Company since October 2017. He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. from August 2013 to May 2019. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University.

Henry C.W. Nisser, has been our President since May 2019, and has served as our Executive Vice President and General Counsel and as one of our directors since September 2020. Mr. Nisser has served as Alzamend’s Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director of Alzamend in September 2020. Since March 2023, Mr. Nisser has served as the President, General Counsel and director of ROI. Between February 2021 and October 2024, Mr. Nisser served as the President, General Counsel and a director of Ault Disruptive. Between April 2023 and August 2024, Mr. Nisser served as a director of RIME. Mr. Nisser is the Executive Vice President and General Counsel of AVLP. From December 15, 2021 through March 16, 2022, Mr. Nisser served as Chief Executive Officer and on the board of directors of TurnOnGreen. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom.

Kenneth S. Cragun has been our Chief Financial Officer since August 2020 and between October 2018 and August 2020, served as our Chief Accounting Officer. Since June 2021, Mr. Cragun has served as Senior Vice President of Finance at Alzamend on a part-time basis. Between December 2018 and June 2021, Mr. Cragun served as the Chief Financial Officer of Alzamend. Between February 2021 and October 2024, Mr. Cragun served as the Chief Financial Officer of Ault Disruptive. Since September 2018, Mr. Cragun has served on the board of directors and Chairman of the Audit Committee of Verb Technology Company, Inc. Between July 2022 and September 2024, Mr. Cragun served on the board of directors of RIME. He served as a CFO Partner at Hardesty, LLC, a national executive services firm between October 2016 and October 2018. His assignments at Hardesty included serving as Chief Financial Officer of CorVel Corporation, a publicly traded company and a nationwide leader in technology driven, healthcare-related, risk management programs, and of RISA Tech, Inc., a private structural design and optimization software company. Mr. Cragun was also Chief Financial Officer of two Nasdaq-traded companies, Local Corporation, from April 2009 to September 2016, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo.

Robert O. Smith has served as a director since September 2016, and was previously a member of our board from November 2010 to May 2015. Mr. Smith is currently an independent C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. Mr. Smith has served on the board of directors of GWW since September 2022. Mr. Smith has served on the board of directors of ROI since October of 2023, where he acts as ROI’s lead independent director as well as the chairman of its audit committee. Mr. Smith served on the board of directors of Ault Disruptive since its inception in February 2021 until October 2024. From 2004 to 2007, he served on the board of directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of the Board. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of its Compower/Boschert division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University.

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

Corporate Governance

Our Board is currently composed of six members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may, from time to time, establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at https://hyperscaledata.com/.

Audit Committee

Messrs. Smith, Rosenberg and Bentz currently comprise the Audit Committee of our Board. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE American. Our Board has also determined that Mr. Smith qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfy the financial sophistication requirements set forth in the NYSE American Rules. Mr. Smith serves as the Chairman of the Audit Committee.

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

Compensation Committee

Messrs. Smith, Rosenberg and Bentz currently comprise the Compensation Committee of our Board. Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the NYSE American. Mr. Bentz serves as Chairman of the Compensation Committee.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Executive Chairman, Chief Executive Officer, President and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Smith, Rosenberg and Bentz currently comprise the Nominating and Governance Committee of our Board. Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the NYSE American. Mr. Rosenberg serves as Chairman of the Nominating and Governance Committee.

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

Our Executive Committee acts as the underwriting committee for Ault Lending and approves all lending transactions. Under its business model, Ault Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. Ault Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to Ault Lending in any particular financing. Ault Lending’s activities are more fully described elsewhere in this Annual Report; see page 19.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; *+

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; **

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

•	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

+ Mr. Horne has served as Chief Financial Officer of AVLP since June 2016, and, in March 2025, AVLP filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada seeking relief under the provisions of Chapter 7 of Title 11 of the United States Code.

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

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions. The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at https://hyperscaledata.com/. We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K. Upon request to our President, Henry Nisser, we will provide without charge, a copy of our Code of Ethical Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2024 and 2023, by our principal executive officer. Because we are a Smaller Reporting Company, we only have to report information of our principal executive officer and our two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)
Milton C. Ault, III	2024	400,000	16,667	-	-	126,950	543,617
Executive Chairman of the Board	2023	400,000	16,667	-	-	325,773	742,440
William B. Horne	2024	400,000	16,667	-	-	84,502	501,169
Chief Executive Officer	2023	375,000	16,667	-	-	98,195	489,862
Henry C. Nisser	2024	300,000	12,500	-	-	24,921	337,421
President and General Counsel	2023	300,000	12,500	-	-	55,727	368,227

(1)	The values reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options and stock awards to our named executive officer in the years shown.
(2)	The amounts in “All Other Compensation” consist of 401(k) matching amounts, vehicle allowance, personal use of the Company’s corporate aircraft, health insurance benefits, long-term and short-term disability insurance benefits, and travel and entertainment expenses. The personal use of corporate aircraft, reflects the incremental cost to Hyperscale Data for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense. Summary table of “All Other Compensation” for the year ended December 31, 2024 is set forth below:

Name	401(k) Matching Contribution ($)	Automobile Expenses ($)	Personal Use of Aircraft ($)	Medical and Life Insurance Benefits ($)	Total All Other Compensation ($)
Milton C. Ault, III	9,442	12,000	78,324	27,184	126,950
William B. Horne	17,250	12,000	-	55,252	84,502
Henry C. Nisser	12,500	-	-	12,421	24,921

Compensation from Related Companies

The compensation table above does not include compensation paid to those executives from related companies for the year ended December 31, 2024 as set forth below:

	AVLP	Alzamend		Circle 8
Name	Officer Compensation	Board Fees	Officer Compensation	Board Fees
Milton C. Ault, III	$-	$37,500	$-	$-
William B. Horne	$33,333	$50,000	$-	$25,000
Henry C. Nisser	$33,333	$-	$50,000	$-

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of annual total compensation of Mr. Ault, our Executive Chairman, to that of our median employee. Our median employee earned $50,000 in total compensation for 2024. Based upon the total 2024 compensation reported for Mr. Ault of $543,617 as reported under “Total” in the Summary Compensation Table, our ratio of PEO to median employee pay was 11:1. Our median employee is employed in our ROI subsidiary.

Our Chief Executive Officer and Principal Executive Officer, however, is not Mr. Ault but William B. Horne. In order to follow the intent of the SEC’s rules, which appear to presume that the CEO is the highest paid executive officer of an issuer, we chose to present the total annual compensation of Mr. Ault, who is paid marginally more than Mr. Horne.

While Mr. Ault’s salary is the same as Mr. Horne’s for the fiscal year ended December 31, 2024 and exceeds Mr. Horne’s salary by $25,000 for the fiscal year ended December 31, 2023, respectively, his annual total compensation exceeds Mr. Horne’s by no more than $42,448 and $252,578 for the fiscal years ended December 31, 2024 and 2023, respectively.

Calculation Methodology

To identify our median employee, we identified our total employee population worldwide as of December 31, 2024, excluding our Executive Chairman, in accordance with SEC rules. On December 31, 2024, 95% of our employee population was located in the U.S., with 5% in non-U.S. locations.

We collected full-year 2024 actual gross earnings data for the December 31, 2024 employee population, including cash-based compensation and equity-based compensation that was realized in 2024, relying on our internal payroll records. Compensation was annualized on a straight-line basis for non-temporary new hire employees who did not work with our company for the full calendar year.

Once we determined the median employee, we calculated total compensation for the median employee in the same manner in which we determine the compensation shown for our named executive officers in the Summary Compensation Table, in accordance with SEC rules.

Pay Versus Performance

Pay Versus Performance Table

The following table sets forth information concerning: (1) the compensation of our Executive Chairman, Mr. Ault (referred to in the table below as “EC”) and the average compensation for our other Named Executive Officers (“NEOs”), Mr. Horne (our PEO) and Mr. Nisser, both as reported in the Summary Compensation Table and with certain adjustments to reflect the “compensation actually paid” to such individuals, as defined under SEC rules, for each of the fiscal years ended December 31, 2022, 2023 and 2024 and (2) our cumulative total shareholder return (“TSR”), the cumulative TSR of our selected peer group (Bitfarms Limited, Cipher Mining, Inc., CleanSpark, Inc., Hive Digital Technologies Limited, Riot Platforms, Inc., Titan Machinery Inc., Alta Equipment Group Inc., B. Riley Financial, Inc.), net loss and revenue over such years, in each case determined in accordance with SEC rules:

Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)	Total Shareholder Return ($)	Peer Group Total Shareholder Return ($)	Net Income ($)	Total Revenue ($)

2024	543,617	543,617	419,295	419,295	0.00	48.64	(61,481,000)	106,662,000

2023	742,440	689,052	429,045	375,657	0.03	70.86	(232,402,000)	134,846,000

2022	2,173,059	1,120,398	1,705,208	652,547	10.08	40.15	(182,209,000)	104,079,000

Compensation actually paid to our EC represents the “Total” compensation reported in the Summary Compensation Table for the applicable fiscal year, adjusted as follows:

	2024		2023		2022
Name	EC ($)	Average of NEOs ($)	EC ($)	Average of NEOs ($)	EC ($)	Average of NEOs ($)

Summary compensation table total	543,617	419,295	742,440	429,045	2,173,059	1,705,208
Deduction for amounts reported under the stock awards column in the summary compensation table	-	-	-	-	-	-
Year end value of equity awards granted during year that remain unvested as of year-end	-	-	-	-	-	-
Year over year change in fair value of outstanding and unvested equity awards	-	-	-	-	(525,468)	(525,468)
Year over year change in fair value of equity awards granted in prior years and vested in the year	-	-	(53,388)	(53,388)	(527,193)	(527,193)
Compensation actually paid	543,617	419,295	689,052	375,657	1,120,398	652,547

Narrative Disclosure to Pay Versus Performance Table

Relationship between Financial Performance Measures

The line graphs below compare (i) the compensation actually paid to our EC and the average of the compensation actually paid to our remaining NEOs, with (ii) our cumulative TSR, (iii) our peer group TSR, (iv) our net loss, and (v) our revenue, in each case, for the fiscal years ended December 31, 2022, 2023 and 2024.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

During fiscal 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Advisory Vote on Executive Compensation

At the annual meeting of stockholders on November 23, 2022, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. An advisory vote on executive compensation is held every three years.

Director Compensation

The Company pays each independent director an annual base amount of $45,000 annually, other than Mr. Smith, who receives a base amount of $55,000 annually due to the additional services provided by Mr. Smith as a lead independent director and Audit Committee Chairman. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided is significantly above what was anticipated. In addition, independent directors are eligible, at the Board’s discretion, to receive a bonus.

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2024:

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

As of December 31, 2024, no options to purchase shares of Class A common stock were issued and outstanding, and 297 shares are available for future issuance under the Plans.

401(k) Plans

Hyperscale Data and TurnOnGreen have adopted tax-qualified employee savings and retirement plan, or 401(k) plans, which generally cover all of their full-time employees. Pursuant to the 401(k) plans, eligible employees may make voluntary contributions to the plan up to a maximum of pursuant to the current Internal Revenue Code limits. The Hyperscale Data and TurnOnGreen 401(k) plans include matching contributions at the rate of (1) $1.00 for each $1.00 contributed, up to 3% of the base salary and (2) $0.50 for each $1.00 contributed thereafter, up to 5% of the base salary and permits discretionary contributions. The 401(k) plans are intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by the Company when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of April 14, 2025 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of April 14, 2025, there were 1,529,995 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 14, 2025 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws.

	Number of
	shares		Approximate
	beneficially		percent
Name and address of beneficial owner(1)	owned		of class
Greater than 5% Beneficial Owners:
Ault & Company, Inc.	34,832,482	(2)	95.81%
Directors and Officers: (1)
Milton C. Ault, III	34,833,328	(3)	95.82%
William Horne	1	(4)	*
Henry Nisser	3	(5)	*
Ken Cragun	0		*
Robert Smith	0		*
Mordechai Rosenberg	0		*
Jeffrey A. Bentz	0		*
All directors and executive officers as a group (eight persons)	34,833,332		95.82%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Hyperscale Data, Inc., 11411 Southern Heights Pkwy, Suite 190, Las Vegas, NV 89141.

(2)

Represents (i) 8,249 shares of Class A Common Stock owned, (ii) 4,234,561 shares of Class B Common Stock that are convertible into 4,234,561 shares of Class A Common Stock and carries the voting power of 42,345,610 shares of Class A Common Stock, (iii) 29,561,308 shares of Class A Common Stock issuable upon conversion of Series C Convertible Preferred Stock that carry the voting power of 464,576 shares of Class A Common Stock, (iv) 567,578 shares of Class A Common Stock issuable upon conversion of Series G Convertible Preferred Stock that carry the voting power of 153,748 shares of Class A Common Stock and (v) 460,786 shares of Class A Common Stock underlying warrants that are either presently exercisable or exercisable within 60 days.

(3)

Represents (i) 34,832,482 shares of Class A Common Stock beneficially held by Ault & Company, as discussed in footnote 2 above, (ii) 500 shares of Class A Common Stock, and (iii) 346 shares of Class B Common Stock that is convertible into 346 share of Class A Common Stock and carries the voting power of 3,460 shares of Class A Common Stock. Mr. Ault is the Chief Executive Officer of Ault & Company.

(4)	Represents 1 share of Class B Common Stock that is convertible into 1 share of Class A Common Stock and carries the voting power of 10 shares of Class A Common Stock.

(5)	Represents (i) 2 shares of Class A Common Stock and (ii) 1 share of Class B Common Stock that is convertible into 1 share of Class A Common Stock and carries the voting power of 10 shares of Class A Common Stock.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2024.

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	-	297
Equity compensation plans not approved by stockholders	0	-	-
Total	0	-	297

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Ault & Company, Inc.

Series C Preferred Stock Purchase Agreement

On November 6, 2023, we entered into the November 2023 SPA with Ault & Company, pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 50,000 shares of Series C Convertible Preferred Stock and the Series C Warrants to purchase up to 0.4 million shares of common stock for a total purchase price of up to $50 million.

On March 25, 2024 we entered into an amendment to the (i) November 2023 SPA, (ii) the related Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Convertible Stock and (iii) the number of Series C Warrants, to provide for (A) an increase in the dollar amount of the Series C Convertible Preferred Stock that Ault & Company may purchase from us from $50 million to $75 million and (B) extended the date of on which the final closing may occur to June 30, 2024, subject to Ault & Company’s ability to further extended such date for ninety days.

On September 17, 2024, we and Ault & Company entered into the Second Amendment. Pursuant to the Second Amendment, the “Termination Date” was amended from June 30, 2024 to December 31, 2024, in each case subject to the right of Ault & Company to extend such date for an additional ninety (90) days.

As of the date of filing of this Form 10-K, Ault & Company has purchased an aggregate of 50,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase an aggregate of 422,337 Warrant Shares, for an aggregate purchase price of $50.0 million.

Additionally, until the earlier of (i) four years from the initial closing date of the November 2023 SPA or (ii) the date when Ault & Company holds fewer than 10,000 shares of Series C Convertible Preferred Stock, the Company will be prohibited from (A) entering into any financing, whether debt or equity, other than conventional loans from a commercial bank, at a price per share less than the Series C Conversion Price (as defined below) or (B) entering into a variable rate financing transaction.

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

On December 14, 2023, pursuant to the November 2023 SPA, we sold to Ault & Company, in three separate closings that occurred on the closing date, an aggregate of 41,500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 350,543 shares of common stock, for a total purchase price of $41.5 million. At the Initial Closing, Ault & Company purchased 21,500 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 181,607 shares of common stock, for a purchase price of $21.5 million, paid in cash. Immediately upon the Initial Closing, we paid $20,432,876 to satisfy in full the outstanding secured convertible notes issued to the lenders pursuant to the Loan and Guarantee Agreement, dated November 7, 2022, as amended on July 19, 2023.

Promptly thereafter, at the Second Closing, Ault & Company purchased 10,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase 84,468 shares of common stock, for a purchase price of $10.0 million, paid in cash. Immediately upon the Second Closing, we paid $10.0 million to partially satisfy the outstanding Senior Note. Promptly thereafter, at the Third Closing, Ault & Company purchased another 10,000 shares of Series C Convertible Preferred Stock and Series C Warrants to purchase another 84,468 shares of common stock, for a purchase price of $10.0 million, paid in cash. Immediately upon the Third Closing, we paid $7.5 million to satisfy the remaining outstanding balance on the outstanding Senior Note.

On December 14, 2023, we, along with the Guarantors entered into the Loan Agreement with institutional lenders, pursuant to which Ault & Company borrowed $36 million and issued the Secured Notes to the lenders in the aggregate amount of $38.9 million.

Pursuant to the Loan Agreement, the Guarantors, as well as Milton C. Ault, III, our Executive Chairman and the Chief Executive Officer of Ault & Company, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) the Miners, (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Third Avenue, Ault Energy, Eco Pack, and Circle 8 Holdco, (iii) a mortgage and security agreement by Third Avenue on the Florida Property, (iv) a future advance mortgage by ACS on the Michigan Property, (v) an aircraft mortgage and security agreement by Ault Aviation on the Aircraft, and (vi) deposit account control agreements over certain bank accounts held by certain of our subsidiaries.

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

Amendments to Loan and Guarantee Agreement

On September 17, 2024, the loan and guarantee agreement, dated as of December 14, 2023, as amended, pursuant to which the Company has guaranteed financial obligations of Ault & Company borrowings, was amended regarding the Company’s obligations to fund the restricted cash Segregated Account.

The Company agreed to deposit in the Segregated Account: (i) $0.4 million monthly commencing on September 30, 2024 and ending on February 28, 2025; and (ii) $0.5 million monthly commencing on March 31, 2025 and ending on the earlier of the term loan maturity date, prepayment of the term loan in full or the date on which the balance of the Segregated Account exceeds 110% of the outstanding balance of the term loan. As of December 31, 2024, the Company had deposited $18.4 million in the Segregated Account.

On March 7, 2025 the loan and guarantee agreement, dated as of December 14, 2023, as amended, pursuant to which the Company has guaranteed financial obligations of Ault & Company borrowings, was further amended regarding the Company’s obligations to fund the restricted cash Segregated Account.

Pursuant to the March 7, 2025 amendment, the Company agreed to deposit in the Segregated Account: (i) $0.2 million monthly commencing on April 11, 2025 and ending on June 11, 2025; and (ii) $0.4 million monthly commencing on July 11, 2025 and ending on the earlier of the term loan maturity date, prepayment of the term loan in full or the date on which the balance of the Segregated Account exceeds 110% of the outstanding balance of the term loan.

Description of the Series C Convertible Preferred Stock

Conversion Rights

Each share of Series C Convertible Preferred Stock has a stated value of $1,000.00 and is convertible into shares of common stock at a conversion price equal to the greater of (i) $0.10 (the “Preferred Floor Price”), and (ii) the lesser of (A) $0.35 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion (the “Series C Conversion Price”). The Series C Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series C Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Preferred Floor Price will under no circumstances be adjusted for stock dividends, stock splits, stock combinations or similar transactions.

Voting Rights

The holders of the Series C Preferred Stock are entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and the NYSE American, provided, however, that for purposes of complying with NYSE American regulations, the conversion price, for purposes of determining the number of votes the holder of Series C Convertible Preferred Stock is entitled to cast, shall not be lower than $107.625 (the “Series C Voting Floor Price”), which represents the closing sale price of the common stock on the trading day immediately prior to the date of execution of the November 2023 SPA. The Series C Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

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

Description of the Series C Warrants

On each closing date, the Company will issue Ault & Company the Series C Warrants, which grant Ault & Company the right to purchase a specified number of common stock (the “Series C Warrant Shares”). The exercise price of the Series C Warrants is $118.39 (the “Series C Exercise Price”) and the number of Series C Warrant Shares is determined by dividing the actual investment amount by the Series C Exercise Price. The Series C Exercise Price is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events.

The Series C Warrants have a five-year term, expiring on the fifth anniversary of the date of issuance, and become exercisable on the first business day after the six-month anniversary of the date of issuance.

Series G Preferred Stock Purchase Agreement

On December 21, 2024, we entered into the December 2024 SPA with Ault & Company, pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 25,000 shares of Series G Convertible Preferred Stock and the Series G Warrants to purchase up to 4.2 million shares of common stock for a total purchase price of up to $25 million.

The December 2024 SPA shall automatically terminate if the closing has not occurred prior to December 31, 2025, though such date may be extended by Ault & Company as set forth in the December 2024 SPA. The December 2024 SPA provides that the financing may be conducted through one or more closings.

As of the date of filing of this Form 10-K, Ault & Company has purchased an aggregate of 960 shares of Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 162,217 Warrant Shares, for an aggregate purchase price of $1.0 million.

Additionally, until the earlier of (i) four years from the initial closing date of the December 2024 SPA or (ii) the date when Ault & Company holds fewer than 5,000 shares of Series G Convertible Preferred Stock, the Company will be prohibited from (A) entering into any financing, whether debt or equity, other than conventional loans from a commercial bank, at a price per share less than the Series G Conversion Price (as defined below) or (B) entering into a variable rate financing transaction.

Further, for as long as Ault & Company holds at least 5,000 shares of Series G Convertible Preferred Stock, Ault & Company shall have a right to participate in a Subsequent Financing allowing Ault & Company to purchase such number of securities in the Subsequent Financing to allow Ault & Company to maintain its percentage beneficial ownership of the Company that Ault & Company held immediately prior to the Subsequent Financing.

Description of the Series G Convertible Preferred Stock

Conversion Rights

Each share of Series C Convertible Preferred Stock has a stated value of $1,000.00 and is convertible into shares of common stock at a conversion price equal to the greater of (i) the Preferred Floor Price, and (ii) the lesser of (A) $6.74 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion (the “Series G Conversion Price”). The Series G Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series G Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Preferred Floor Price will under no circumstances be adjusted for stock dividends, stock splits, stock combinations or similar transactions.

Voting Rights

The holders of the Series G Preferred Stock are entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and the NYSE American, provided, however, that for purposes of complying with NYSE American regulations, the conversion price, for purposes of determining the number of votes the holder of Series G Convertible Preferred Stock is entitled to cast, shall not be lower than $6.244 (the “Series G Voting Floor Price”), which represents the closing sale price of the Class A common stock on the trading day immediately prior to the date of execution of the December 2024 SPA plus the estimated value of the Series G Warrants. The Series G Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

In addition, Ault & Company will be entitled to elect such number of directors to the Board as shall be equal to a percentage determined by dividing (i) the number of shares of common stock issuable upon conversion of the Series G Preferred Stock then owned by Ault & Company (the “Conversion Shares”), by (ii) the sum of the number of shares of common stock then outstanding plus the number of Conversion Shares.

Description of the Series G Warrants

On each closing date, the Company will issue Ault & Company the Series G Warrants, which grant Ault & Company the right to purchase a specified number of shares of class A common stock (the “Series G Warrant Shares”). The exercise price of the Series G Warrants is $5.92 (the “Series G Exercise Price”) and the number of Series G Warrant Shares is determined by dividing the actual investment amount by the Series G Exercise Price. The Series G Exercise Price is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events.

The Series G Warrants have a five-year term, expiring on the fifth anniversary of the date of issuance, and become exercisable on the first business day after the six-month anniversary of the date of issuance.

Nature of Related Parties

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

Alzamend

On January 31, 2024, Ault Lending entered into the January 2024 SPA with Alzamend, pursuant to which Alzamend agreed to sell, in one or more closings, to Ault Lending up to 6,000 shares of ALZN Series B Preferred and ALZN Series B Warrants to purchase up to 0.6 million shares of Alzamend common stock for a total purchase price of up to $6.0 million. On January 31, 2024, Ault Lending purchased 1,220 shares of ALZN Series B Preferred and warrants to purchase 0.1 million shares for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.22 million of cash advances made by Ault Lending to Alzamend between November 9, 2023 and January 31, 2023. On March 26, 2024, pursuant to the January 2024 SPA, Ault Lending purchased 780 shares of ALZN Series B Preferred Stock and ALZN Series B Warrants to purchase 0.1 million shares of Alzamend common, for a purchase price of $780,000.  As of March 31, 2025, Ault Lending has purchased an aggregate of 2,100 shares of ALZN Series B Preferred and ALZN Series B Warrants to purchase an aggregate of 0.2 million shares of Alzamend common stock, for an aggregate purchase price of $2.1 million.

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

Conversion Rights

Each share of ALZN Series B Preferred is convertible into a number of shares of Alzamend common stock (“ALZN Conversion Shares”) determined by dividing the ALZN Stated Value by $10.00 (the “ALZN Conversion Price”). The ALZN Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the ALZN Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

Voting Rights

The holders of the ALZN Series B Preferred are entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of ALZN Series B Preferred is entitled to cast, shall not be lower than $8.73 (the “ALZN Voting Floor Price”). The ALZN Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

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

Description of the Series B Warrants

At each closing, Alzamend issued Ault Lending Series B Warrants, which grant Ault Lending the right to purchase a specified number of Alzamend common stock (the “ALZN Warrant Shares”). The exercise price of the Series B Warrants is $12.00 (the “ALZN Exercise Price”) and the number of ALZN Warrant Shares is equal to the number of ALZN Conversion Shares issuable upon the ALZN Series B Preferred issued at that closing. The ALZN Exercise Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the ALZN Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

The Series B Warrants become exercisable on the first business day after the six-month anniversary of issuance (the “ALZN Initial Exercise Date”) and have a five-year term, expiring on the fifth anniversary of the ALZN Initial Exercise Date.

Nature of Related Parties

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

AVLP

Nature of Related Parties

Prior to the filing of Chapter 7 bankruptcy by AVLP in March 2025, Mr. Ault was paid $100,000 annually by AVLP, and each of Messrs. Horne and Nisser was paid $50,000 annually by AVLP.

Milton C. Ault, III and William Horne, our Executive Chairman and Chief Executive Officer, respectively, and two of our directors are directors of AVLP. In addition, Philou Ventures, of which Ault & Company is the Manager, is the controlling stockholder of AVLP. Mr. Ault is the Executive Chairman of AVLP. Further, Henry Nisser, our President, General Counsel and one of our directors, is the Executive Vice President and General Counsel of AVLP.

Director Independence

	Independent	Audit Committee	Nominating and Governance Committee	Compensation Committee
Director
Milton C. Ault III	No
William B. Horne	No
Henry Nisser	No
Robert O. Smith	Yes	C	X	X
Jeffrey A. Bentz	Yes	X	X	C
Mordechai Rosenberg	Yes	X	C	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP served as our independent registered public accounting firm for the years ended December 31, 2024 and 2023. Ziv Haft, a BDO Member Firm, served as the independent registered public accounting firm of Enertec for the year ended December 31, 2023.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Marcum LLP for the years ended December 31, 2024 and 2023 and Ziv Haft for the year ended December 31, 2023:

	2024	2023
Audit Services	$1,623,000	$2,241,000
Audit-Related Services	—	—
Tax Services	—	—
All Other Services	—	—
Total	$1,623,000	$2,241,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2024 and 2023, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2024 and 2023, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
3.19	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2024 and effective September 10, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on September 6, 2024 as Exhibit 3.1 thereto.
3.20	Certificate of Designation, Preferences and Rights relating to the 10.00% Series E Cumulative Redeemable Perpetual Preferred Stock, dated November 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 12, 2024 as Exhibit 3.1 thereto.

Exhibit Number	Description
3.21	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 20, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on November 20, 2024 as Exhibit 3.1 thereto.
3.22	Certificate of Designation, Preferences and Rights relating to the Series F Exchangeable Preferred Stock, dated November 22, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2024 as Exhibit 3.1 thereto.
3.23	Form of Certificate of Designation of Preferences, Rights and Limitations of Series G Cumulative Preferred Stock, dated December 21, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on December 23, 2024 as Exhibit 4.1 thereto.
3.24	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 5, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on February 10, 2025 as Exhibit 3.1 thereto.
3.25	Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Preferred Stock, dated March 31, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 3.1 thereto.
4.1	Form of Warrant, dated as of May 28, 2020. Incorporated by reference to the Current Report on Form 8-K filed on May 29, 2020 as Exhibit 4.3 thereto.
4.2	Form of Warrant, dated June 26, 2020. Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2020 as Exhibit 4.2 thereto.
4.3	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on July 17, 2020 as Exhibit 4.2 thereto.
4.4	Form of Warrant, dated October 22, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2020 as Exhibit 4.2 thereto.
4.5	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.3 thereto.
4.6	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.4 thereto.
4.7	Form of Warrant issued to Esousa Holdings, LLC, dated November 19, 2020. Incorporated by reference to the Current Report on Form 8-K filed on November 20, 2020 as Exhibit 4.3 thereto.
4.8	Form of Senior Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.1 thereto.
4.9	Form of Subordinated Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.2 thereto.
4.10	Form of Class A Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.2 thereto.
4.11	Form of Class B Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.3 thereto.
4.12	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 4.1 thereto.
4.13	Form of Class A Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.1 thereto.
4.14	Form of Class B Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.2 thereto.
4.15	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on December 19, 2022 as Exhibit 4.1 thereto.
4.16	Form of amendment #1 to senior secured promissory note. Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 22, 2023 as Exhibit 10.7 thereto.
4.17	Form of 7.00% Senior Note due 2024. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.1 thereto.
4.18	Form of 8.50% Senior Note due 2026. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.2 thereto.
4.19	Form of 10.50% Senior Note due 2028. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.3 thereto.
4.20	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2023 as Exhibit 4.1 thereto.
4.21	Form of Warrant issued October 13, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 16, 2023 as Exhibit 4.2 thereto.
4.22	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2023 as Exhibit 10.2 thereto.
4.23	Securities Purchase Agreement, dated as of November 14, 2023, by and between Hyperscale Data, Inc. and RiskOn International, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.1 thereto.

Exhibit Number	Description
4.24	Form of Certificate of Designations of Rights, Preferences and Limitations of Series D Convertible Preferred Stock of RiskOn International, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.2 thereto.
4.25	Note Purchase Agreement, dated March 11, 2024, by and among the Company and the Investors. Incorporated by reference to the Current Report on Form 8-K filed on March 12, 2024 as Exhibit 10.1 thereto.
4.26	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on March 12, 2024 as Exhibit 4.1 thereto.
4.27	Form of Term Note. Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2024 as Exhibit 4.1 thereto.
4.28	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on July 19, 2024 as Exhibit 4.1 thereto.
4.29	Note Purchase Agreement, dated July 18, 2024, by and among the Company and Esousa Group Holdings, LLC. Incorporated by reference to the Current Report on Form 8-K filed on July 19, 2024 as Exhibit 10.1 thereto.
4.30	Form of Forbearance Note. Incorporated by reference to the Current Report on Form 8-K filed on December 11, 2024 as Exhibit 4.1 thereto.
4.31	Securities Purchase Agreement, dated as of December 21, 2024, by and between the Company and Ault & Company, Inc. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2024 as Exhibit 10.1 thereto.
4.32	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on January 6, 2025 as Exhibit 10.2 thereto.
4.33	Form of Convertible Promissory Note. Incorporated by reference to the Current Report on Form 8-K filed on February 6, 2025 as Exhibit 4.1 thereto.
4.34	Form of Amended and Restated Forbearance Note. Incorporated by reference to the Current Report on Form 8-K filed on February 26, 2025 as Exhibit 4.1 thereto.
4.35	Form of Convertible Promissory Note. Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2025 as Exhibit 4.1 thereto.
4.36	Form of Convertible Promissory Note. Incorporated by reference to the Current Report on Form 8-K filed on March 24, 2025 as Exhibit 4.1 thereto.
4.37	Form of Convertible Promissory Note. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 4.1 thereto.
4.38	Form of Convertible Promissory Note. Incorporated by reference to the Current Report on Form 8-K filed on April 9, 2025 as Exhibit 4.1 thereto.
4.39**	Description of Capital Stock.
10.1*	2021 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix B thereto.
10.2*	2021 Employee Stock Purchase Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix C thereto.
10.3*	Form of Stock Option Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.3 thereto.
10.4*	Form of Restricted Stock Unit Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.4 thereto.
10.5	Form of Construction Loan Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.1 thereto.
10.6	Form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.2 thereto.
10.7	Form of Assignment of Leases, Rents and Profits. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.3 thereto.
10.8	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.4 thereto.
10.9*	2022 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 23, 2022 as Annex B thereto.
10.10	Form of Share Exchange Agreement, entered into February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.1 thereto.
10.11	Form of Series B Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.2 thereto.
10.12	Form of Series C Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.3 thereto.
10.13	Form of Hyperscale Data, Inc. Investor Agreement relating to 7.00% Senior Notes due 2024, 8.50% Senior Notes due 2026 and 10.50% Senior Notes due 2028. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 10.1 thereto.
10.14	Securities Purchase Agreement, dated November 6, 2023, by and between Hyperscale Data, Inc. and Ault & Company, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2023 as Exhibit 10.1 thereto.

Exhibit Number	Description
10.15	Form of Loan and Guaranty Agreement, dated December 14, 2023. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.1 thereto.
10.16	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.2 thereto.
10.17	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.3 thereto.
10.18	Form of Michigan Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.5 thereto.
10.19	Form of Aircraft Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.6 thereto.
10.20	Amendment to the Securities Purchase Agreement, Certificate of Designation and Series C Warrants, dated March 25, 2024. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2024 as Exhibit 10.3 thereto.
10.21	Luxor Mining Pool Service Level Agreement, dated March 28, 2023, by and between Bitnile Inc. (n/k/a Sentinum Inc.) and Luxor Technology Corporation. Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2024 as Exhibit 10.28 thereto.
10.22	Amendment to the Loan and Guaranty Agreement, dated April 15, 2024. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2024 as Exhibit 10.1 thereto.
10.23	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2024 as Exhibit 10.1 thereto.
10.24	Form of Second Amendment to Loan and Guaranty Agreement, dated May 15, 2024. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2024 as Exhibit 10.1 thereto.
10.25	Form of Loan Agreement. Incorporated by reference to the Current Report on Form 8-K filed on June 5, 2024 as Exhibit 10.1 thereto.
10.26	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on June 5, 2024 as Exhibit 10.2 thereto.
10.27	Purchase Agreement, dated June 20, 2024, by and between Hyperscale Data, Inc. and Orion Equity Partners, LLC. Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2024 as Exhibit 10.1 thereto.
10.28	Contract dated October 23, 2021 by and between Indiana Michigan Power Company and Alliance Cloud Services, a subsidiary of Hyperscale Data, Inc
10.29	Amendment to the Securities Purchase Agreement, dated March 30, 2025, by and between the Company and Ault & Company, Inc. Incorporated by reference to the Current Report on Form 8-K filed on April1 , 2025 as Exhibit 10.1 thereto.
10.30	First Supplement and Amendment dated November 1, 2024 by and among Hyperscale Data, Inc., Orion Equity Partners, LLC and Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on November 1, 2024 as Exhibit 10.1 thereto.
10.31	Form of Forbearance Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 11, 2024 as Exhibit 10.1 thereto.
10.32	Second Supplement and Amendment to Purchase Agreement dated January 9, 2025 by and among Hyperscale Data, Inc., Orion Equity Partners, LLC, Ascendiant Capital Markets, LLC and Northland Securities, Inc. Incorporated by reference to the Registration Statement on Form S-1/A filed on January 14, 2025 as Exhibit 10.40 thereto.
10.33	First Amendment to Loan Agreement dated January 9, 2025 by and among Hyperscale Data, Inc., OREE Lending Company, LLC and Helios Funds LLC. Incorporated by reference to the Registration Statement on Form S-1/A filed on January 14, 2025 as Exhibit 10.41 thereto.
10.34	Exchange Agreement, dated February 5, 2025, by and between the Company and the Investor. Incorporated by reference to the Current Report on Form 8-K filed on February 6, 2025 as Exhibit 10.1 thereto.
10.35	Form of Amended and Restated Forbearance Agreement. Incorporated by reference to the Current Report on Form 8-K filed on February 26, 2025 as Exhibit 10.1 thereto.
10.36	Exchange Agreement, dated March 14, 2025, by and between the Company and the Investor. Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2025 as Exhibit 10.1 thereto.
10.37	Exchange Agreement, dated March 21, 2025, by and between the Company and the Investor. Incorporated by reference to the Current Report on Form 8-K filed on March 24, 2025 as Exhibit 10.1 thereto.
10.38	Amendment to the Securities Purchase Agreement, dated March 30, 2025, by and between the Company and Ault & Company, Inc. Incorporated by reference to the Current Report on Form 8-K filed on April1 , 2025 as Exhibit 10.1 thereto.
10.39	Securities Purchase Agreement, dated March 31, 2025, by and between Hyperscale Data, Inc. and SJC Lending, LLC. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 10.1 thereto.
10.40	Registration Rights Agreement, dated March 31, 2025, by and between Hyperscale Data, Inc. and SJC Lending, LLC. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 10.2 thereto.
19.1**	Insider Trading Policy of Hyperscale Data, Inc.
21**	List of subsidiaries.
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1**	Hyperscale Data, Inc. Clawback Policy. Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2024 as Exhibit 97.2 thereto.
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 15, 2025

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

April 15, 2025	/s/ Milton C. Ault, III
Milton C. Ault, III, Executive Chairman of the Board

April 15, 2025	/s/ William B. Horne
William B. Horne, Chief Executive Officer and Director

April 15, 2025	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

April 15, 2025	/s/ Robert O. Smith
Robert O. Smith, Director

April 15, 2025	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 15, 2025	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

ITEM 8.	FINANCIAL STATEMENTS

HYPERSCALE DATA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hyperscale Data, Inc. and Subsidiaries (f/k/a Ault Alliance, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hyperscale Data, Inc. (the “Company”) (f/k/a Ault Alliance, Inc.) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Evaluation of the Accounting for and Disclosure of Bitcoin Mining Revenue

As disclosed in Note 3, the Company participates in a digital asset mining pool by providing hash calculation services to the mining pool operator. During the years ended December 31, 2024 and 2023, the Company recognized revenue from bitcoin mining of approximately $30.6 million and $33.1 million, respectively.

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

New York, New York

April 15, 2025

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,546,000	$6,106,000
Restricted cash	20,476,000	4,962,000
Accounts receivable, net	6,165,000	6,736,000
Inventories	1,817,000	1,790,000
Investment in promissory notes and other, related party	20,802,000	3,968,000
Loans receivable, current	1,369,000	1,234,000
Prepaid expenses and other current assets	3,238,000	5,247,000
Current assets of discontinued operations	-	32,367,000
TOTAL CURRENT ASSETS	58,413,000	62,410,000

Cash and marketable securities held in trust account	-	2,200,000
Intangible assets, net	1,844,000	4,047,000
Property and equipment, net	144,357,000	195,666,000
Right-of-use assets	3,697,000	3,409,000
Investments in common stock and equity securities, related party	2,190,000	679,000
Investments in other equity securities	2,802,000	21,767,000
Other assets	7,463,000	9,012,000
TOTAL ASSETS	$220,766,000	$299,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,475,000	$55,422,000
Operating lease liability, current	1,627,000	1,376,000
Notes payable, current	95,768,000	11,692,000
Notes payable, related party, current	164,000	2,375,000
Convertible notes payable, current	19,569,000	7,375,000
Guarantee liability	38,900,000	38,900,000
Current liabilities of discontinued operations	-	22,664,000
TOTAL CURRENT LIABILITIES	215,503,000	139,804,000

LONG TERM LIABILITIES
Operating lease liability, non-current	2,269,000	2,163,000
Notes payable, non-current	904,000	85,420,000
Convertible notes payable, non-current	-	9,453,000
Deferred underwriting commissions of Ault Disruptive Technologies Corporation (“Ault Disruptive”) subsidiary	-	3,450,000
TOTAL LIABILITIES	218,676,000	240,290,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
	2024	2023
COMMITMENTS AND CONTINGENCIES

Redeemable non-controlling interests in equity of subsidiaries	-	2,224,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value - 25,000,000 shares authorized; 2,029,450 and 473,737 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (liquidation preference of $75,521,000 as of December 31, 2024)	2,000	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 1,259,893 and 127,322 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,000	-
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 4,998,597 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	5,000	-
Additional paid-in capital	668,817,000	644,856,000
Accumulated deficit	(628,950,000)	(567,469,000)
Accumulated other comprehensive loss	(668,000)	(2,097,000)
Treasury stock, at cost	(30,571,000)	(30,571,000)
TOTAL HYPERSCALE DATA STOCKHOLDERS’ EQUITY	8,636,000	44,719,000

Non-controlling interest	(6,546,000)	11,957,000

TOTAL STOCKHOLDERS’ EQUITY	2,090,000	56,676,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,766,000	$299,190,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2024	2023
Revenue, crane operations	$47,475,000	$49,198,000
Revenue, crypto assets mining	30,598,000	33,107,000
Revenue, hotel and real estate operations	18,891,000	17,577,000
Revenue, lending and trading activities	1,893,000	(1,998,000)
Revenue, other	7,805,000	36,962,000
Total revenue	106,662,000	134,846,000
Cost of revenue, crane operations	30,745,000	29,971,000
Cost of revenue, crypto assets mining	34,338,000	36,446,000
Cost of revenue, hotel and real estate operations	12,928,000	12,300,000
Cost of revenue, lending and trading activities	(1,205,000)	1,180,000
Cost of revenue, other	5,639,000	30,165,000
Total cost of revenue	82,445,000	110,062,000
Gross profit	24,217,000	24,784,000
Operating expenses
Research and development	11,011,000	4,418,000
Selling and marketing	14,019,000	31,653,000
General and administrative	35,245,000	68,200,000
Impairment of property and equipment	19,446,000	26,445,000
Impairment of goodwill and intangible assets	1,500,000	42,880,000
Impairment of mined crypto assets	-	489,000
Total operating expenses	81,221,000	174,085,000
Loss from operations	(57,004,000)	(149,301,000)
Other income (expense):
Interest and other income	2,236,000	4,444,000
Interest expense	(19,671,000)	(44,314,000)
Other expense, guarantee	-	(35,400,000)
Gain on conversion of investment in equity securities to marketable equity securities	17,900,000	-
Gain (loss) on extinguishment of debt	2,981,000	(7,322,000)
Loss on extinguishment of debt, related party	-	(4,164,000)
Loss from investment in unconsolidated entity	(1,958,000)	(302,000)
Loss on deconsolidation of subsidiary	-	(3,040,000)
Impairment of equity securities	(6,266,000)	(9,555,000)
Change in fair value of warrant liability	-	6,319,000
Gain on the sale of fixed assets	79,000	2,069,000
Total other expense, net	(4,699,000)	(91,265,000)
Loss before income taxes	(61,703,000)	(240,566,000)
Income tax provision	56,000	348,000
Net loss from continuing operations	(61,759,000)	(240,914,000)
Net loss from discontinued operations	(779,000)	(12,355,000)
Net loss	(62,538,000)	(253,269,000)
Net loss attributable to non-controlling interest	6,334,000	22,242,000
Net loss attributable to Hyperscale Data, Inc.	(56,204,000)	(231,027,000)
Preferred dividends	(5,277,000)	(1,375,000)
Net loss available to common stockholders	$(61,481,000)	$(232,402,000)

Basic and diluted net loss per common share:
Continuing operations	$(67.23)	$(2,075.91)
Discontinued operations	(0.86)	(116.56)
Net loss per common share	$(68.09)	$(2,192.47)

Weighted average basic and diluted common shares outstanding	903,000	106,000

Comprehensive loss
Net loss available to common stockholders	$(61,481,000)	$(232,402,000)
Foreign currency translation adjustment	(66,000)	(698,000)
Other comprehensive loss	(66,000)	(698,000)
Total comprehensive loss	$(61,547,000)	$(233,100,000)

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock											Class A		Class B				Accumulated
	Series A			Series C		Series D		Series E		Series F		Common Stock		Common Stock		Additional		Other			Total
	Shares	Par Amount		Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Non-Controlling Interest	Treasury Stock	Stockholders’ Equity
BALANCES, January 1, 2024	7,040	$-	-	41,500	$-	425,197	$-	-	$-	-	$-	127,322	$-	-	$-	$644,856,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000
Issuance of Series C preferred stock, related party for cash	-	-		8,500	-	-	-	-	-	-	-	-	-	-	-	8,123,000	-	-	-	-	8,123,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-		-	-	-	-	-	-	-	-	-	-	-	-	377,000	-	-	-	-	377,000
Class B common stock dividend	-	-		-	-	-	-	-	-	-	-	-	-	4,998,597	5,000	(5,000)	-	-	-	-	-
Series E preferred stock dividend	-	-		-	-	-	-	649,998	1,000	-	-	-	-	-	-	(1,000)	-	-	-	-	-
Series F preferred stock dividend	-	-		-	-	-	-	-	-	998,577	1,000	-	-	-	-	(1,000)	-	-	-	-	-
Stock-based compensation	-	-		-	-	-	-	-	-	-	-	-	-	-	-	1,505,000	-	-	-	-	1,505,000
Issuance of Class A common stock for cash	-	-		-	-	-	-	-	-	-	-	731,686	1,000	-	-	14,597,000	-	-	-	-	14,598,000
Financing cost in connection with sales of Class A common stock	-	-		-	-	-	-	-	-	-	-	-	-	-	-	(513,000)	-	-	-	-	(513,000)
Issuance of Class A common stock for conversion of debt	-	-		-	-	-	-	-	-	-	-	400,885	-	-	-	4,779,000	-	-	-	-	4,779,000
Increase in ownership interest of subsidiary	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(893,000)	-	(893,000)
Sale of subsidiary stock to non-controlling interests	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,898,000	-	1,898,000
Financing cost in connection with sale of subsidiary stock to non-controlling interests																			(2,600,000)		(2,600,000)
Conversion of RiskOn International, Inc. (“ROI”) convertible note	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	863,000	-	863,000
Net loss attributable to Hyperscale Data, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(56,204,000)	-	-	-	(56,204,000)
Series A preferred dividends ($1.88 per share)	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	(18,000)	-	-	-	(18,000)
Series C preferred dividends ($71.22 per share)	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	(4,207,000)	-	-	-	(4,207,000)
Series D preferred dividends ($2.44 per share)	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	(1,052,000)	-	-	-	(1,052,000)
Foreign currency translation adjustments	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	(66,000)	-	-	(66,000)
Net loss attributable to non-controlling interest	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,334,000)	-	(6,334,000)
Distribution of securities of TurnOnGreen, Inc. (TurnOnGreen”) to Hyperscale Data Class A common stockholders ($5.70 per share)	-	-		-	-	-	-	-	-	-	-	-	-	-	-	(4,900,000)	-	-	4,900,000	-	-
Distribution of ROI investment in White River Holdings Corp. (“White River”) to ROI stockholders	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,210,000)	-	(19,210,000)
Net loss attributable to non-controlling interest of deconsolidated subsidiary	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,555,000)	-	(1,555,000)
Deconsolidation of subsidiary	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,495,000	4,428,000	-	5,923,000
Other	-	-		-	-	(101,362)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
BALANCES, December 31, 2024	7,040	$-	-	50,000	$-	323,835	$-	649,998	$1,000	998,577	$1,000	1,259,893	$1,000	4,998,597	$5,000	$668,817,000	$(628,950,000)	$(668,000)	$(6,546,000)	$(30,571,000)	$2,090,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

													Accumulated
	Preferred Stock										Additional		Other			Total
	Series A		Series B		Series C		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2023	7,040	$-	125,000	$-	-	$-	172,838	$-	1,456	$-	$565,905,000	$(329,078,000)	$(1,100,000)	$17,496,000	$(29,235,000)	$223,988,000
Issuance of Class A common stock for restricted stock awards	-	-	-	-	-	-	-	-	6	-	-	-	-	-	-	-
Issuance of Series C preferred stock, related party	-	-	-	-	41,500	-	-	-	-	-	27,042,000	-	-	-	-	27,042,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	-	-	10,958,000	-	-	-	-	10,958,000
Series C preferred stock issuance costs	-	-	-	-	-	-	-	-	-	-	(500,000)	-	-	-	-	(500,000)
Issuance of Series D preferred stock	-	-	-	-	-	-	252,359	-	-	-	2,982,000	-	-	-	-	2,982,000
Series D preferred stock offering costs	-	-	-	-	-	-	-	-	-	-	(105,000)	-	-	-	-	(105,000)
Series B preferred stock exchanged for convertible note, related party	-	-	(125,000)	-	-	-	-	-	-	-	(1,190,000)	-	-	-	-	(1,190,000)
Stock-based compensation									-		6,615,000	-	-	4,253,000	-	10,868,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	-	-	124,010	-	39,415,000	-	-	-	-	39,415,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	-	-	(1,344,000)	-	-	-	-	(1,344,000)
Issuance of Class A common stock for conversion of preferred stock liabilities	-	-	-	-	-	-	-	-	164	-	912,000	-	-	-	-	912,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	2,418	-	527,000	-	-	-	-	527,000
Class A common stock issued in connection with issuance of notes payable	-	-	-	-	-	-	-	-	45	-	162,000	-	-	-	-	162,000
Warrants issued in connection with issuance of convertible notes payable, related party	-	-	-	-	-	-	-	-	-	-	4,164,000	-	-	-	-	4,164,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	-	-	-	-	-	-	-	(5,990,000)	-	-	-	(5,990,000)
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	-	-	13,000	-	-	(1,086,000)	-	(1,073,000)
Non-controlling interest in ROI subsidiary acquired	-	-	-	-	-	-	-	-	-	-	-	-	-	6,357,000	-	6,357,000
Non-controlling interest in Eco Pack Technologies Limited (“Eco Pack”) subsidiary acquired	-	-	-	-	-	-	-	-	-	-	-	-	-	856,000	-	856,000
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	7,342,000	-	7,342,000
Distribution to Circle 8 Crane Services, LLC (“Circle 8”) non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	(729,000)	-	(729,000)
Deconsolidation of Algorhythm Holdings, Inc. (f/k/a The Singing Machine Company) (“SMC”)	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,966,000)	-	(7,966,000)
Purchase of treasury stock - Ault Alpha LP (“Ault Alpha”)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,336,000)	(1,336,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(231,026,000)	-	-	-	(231,026,000)
Series A preferred dividends ($2.50 per share)												(18,000)				(18,000)
Series D preferred dividends ($3.25 per share)		-		-		-		-	-	-	-	(1,107,000)	-	-	-	(1,107,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(997,000)	-	-	(997,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	(25,268,000)	-	(25,268,000)
Distribution of securities of TurnOnGreen to Hyperscale Data Class A common stockholders ($1,770 per share)	-	-	-	-	-	-	-	-	-	-	(10,700,000)	-	-	10,700,000	-	-
Other	-	-	-	-	-	-	-	-	(777)	-	-	(250,000)	-	2,000	-	(248,000)
BALANCES, December 31, 2023	7,040	$-	-	$-	41,500	$-	425,197	$-	127,322	$-	$644,856,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,538,000)	$(253,269,000)
Net loss from discontinued operations	(779,000)	(12,355,000)
Net loss from continuing operations	(61,759,000)	(240,914,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,437,000	27,952,000
Amortization of debt discount	7,773,000	21,899,000
Amortization of right-of-use assets	1,743,000	1,878,000
Other expense, guarantee	-	35,400,000
Impairment of goodwill and intangible assets	1,500,000	42,880,000
Stock-based compensation	3,256,000	9,069,000
Gain on the sale of fixed assets	(79,000)	(2,069,000)
Impairment of property and equipment	19,446,000	26,445,000
Impairment of equity securities	8,616,000	15,755,000
Impairment of crypto assets	-	489,000
Realized gains on the sale of crypto assets	(684,000)	(520,000)
Change in fair value of crypto assets	(29,000)	-
Revenue, crypto assets mining	(24,960,000)	(33,107,000)
Proceeds from the sale of crypto assets	25,350,000	29,111,000
Realized gains on sale of marketable securities	(8,173,000)	(8,437,000)
Gain on conversion of investment in equity securities to marketable equity securities	(17,900,000)	-
Unrealized losses (gains) on marketable securities	418,000	(2,509,000)
Realized losses on non-marketable equity securities	5,083,000	-
Unrealized losses on investments in common stock, related parties	598,000	5,785,000
Income from cash held in trust	(41,000)	(2,590,000)
Loss from investment in unconsolidated entity	1,957,000	302,000
Gain from reversal of deferred underwriting commissions of Ault Disruptive subsidiary	(3,450,000)	-
(Benefit) provision for loan losses	(1,205,000)	1,180,000
Change in the fair value of warrant liability	-	(4,544,000)
(Gain) loss on extinguishment of debt	(2,981,000)	12,883,000
Loss on deconsolidation of subsidiary	-	3,040,000
Other	(2,721,000)	(1,173,000)
Changes in operating assets and liabilities:		-
Marketable equity securities	11,457,000	46,457,000
Accounts receivable	316,000	(1,555,000)
Inventories	(36,000)	2,517,000
Prepaid expenses and other current assets	948,000	4,277,000
Other assets	(2,609,000)	(3,232,000)
Accounts payable and accrued expenses	2,409,000	15,566,000
Lease liabilities	(1,725,000)	(2,075,000)
Net cash (used in) provided by operating activities from continuing operations	(13,045,000)	160,000
Net cash used in operating activities from discontinued operations	(6,366,000)	(5,588,000)
Net cash used in operating activities	(19,411,000)	(5,428,000)
Cash flows from investing activities:
Purchase of property and equipment	(4,828,000)	(14,742,000)
Cash decrease upon deconsolidation of subsidiary	-	(6,285,000)
Acquisition of non-controlling interests	-	(1,072,000)
Investments in loans receivable	(1,034,000)	(501,000)
Investments in non-marketable equity securities	-	(10,952,000)
Proceeds from the sale of fixed assets	12,957,000	4,515,000
Investment in notes receivable, related party	-	(3,934,000)
Other	(109,000)	(210,000)
Net cash provided by (used in) investing activities from continuing operations	6,986,000	(33,181,000)
Net cash (used in) provided by investing activities from discontinued operations	(3,799,000)	3,663,000
Net cash provided by (used in) investing activities	3,187,000	(29,518,000)

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2024	2023
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$14,598,000	$39,415,000
Financing cost in connection with sales of Class A common stock	(513,000)	(1,344,000)
Proceeds from sales of Series D preferred stock	-	2,983,000
Financing cost in connection with sales of Series D preferred stock	-	(105,000)
Proceeds from sales of Series C preferred stock and warrants, related party	8,500,000	3,841,000
Financing cost in connection with sales of Series C preferred stock, related party	-	(500,000)
Proceeds from subsidiaries’ sale of stock to non-controlling interests	1,898,000	7,342,000
Distribution to Circle 8 non-controlling interest	-	(729,000)
Proceeds from notes payable	60,948,000	91,461,000
Proceeds from convertible notes payable, related party	-	4,625,000
Proceeds from notes payable, related party	-	2,337,000
Repayment of margin accounts	-	(767,000)
Payments on notes payable	(60,172,000)	(116,349,000)
Payments on convertible notes payable, related party	(243,000)	(150,000)
Payments on notes payable, related party	(1,864,000)	(314,000)
Payments of preferred dividends	(5,277,000)	(1,375,000)
Purchase of treasury stock	-	(1,336,000)
Proceeds from sales of convertible notes	6,700,000	5,165,000
Payments on convertible notes	(1,280,000)	(1,022,000)
Net cash provided by financing activities from continuing operations	23,295,000	33,178,000
Net cash provided by financing activities from discontinued operations	2,552,000	3,858,000
Net cash provided by financing activities	25,847,000	37,036,000

Effect of exchange rate changes on cash and cash equivalents from continuing operations	30,000	(776,000)

Net increase in cash and cash equivalents and restricted cash	9,653,000	1,314,000

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	11,068,000	11,860,000
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	4,301,000	2,195,000
Cash and cash equivalents and restricted cash at beginning of period	15,369,000	14,055,000

Cash and cash equivalents and restricted cash at end of period	25,022,000	15,369,000
Less cash and cash equivalents and restricted cash of discontinued operations at end of period	-	(4,301,000)
Cash and cash equivalents and restricted cash of continued operations at end of period	$25,022,000	$11,068,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest - continuing operations	$10,721,000	$3,966,000
Cash paid during the period for interest - discontinued operations	$-	$778,000

Non-cash investing and financing activities:
Settlement of accounts payable with crypto assets	$39,000	$28,000
Settlement of interest payable with crypto assets	$142,000	$-
Settlement of note payable with crypto assets	$506,000	$-
Offset of fees receivable against note payable	$2,200,000	$-
Conversion of convertible notes payable into shares of Class A common stock	$4,780,000	$-
Conversion of convertible notes payable, related party into shares of Class A common stock	$-	$400,000
Conversion of debt and equity securities to marketable securities	$4,996,000	$23,703,000
Conversion of loans receivable to marketable securities	$-	$5,430,000
Exchange of related party advances for investment in other equity securities, related party	$2,000,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$2,080,000	$4,372,000
Remeasurement of Ault Disruptive temporary equity	$-	$5,990,000
Preferred stock exchanged for notes payable	$-	$9,224,000
Notes payable exchanged for convertible notes payable	$-	$-
Notes payable exchanged for notes payable, related party	$-	$11,645,000
Dividend of ROI investment in White River to ROI shareholders	$19,210,000	$-
Redeemable non-controlling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$2,225,000	$120,064,000
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$4,900,000	$10,700,000
Exchange of notes payable for preferred stock liabilities	$-	$8,437,000
Exchange of notes payable for preferred stock, related party	$-	$20,194,000
Exchange of convertible notes payable for preferred stock, related party	$-	$17,370,000
Exchange of preferred stock for convertible notes payable, related party	$-	$1,250,000
Accrued ROI commitment shares payable to non-controlling interests	$2,600,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

1. DESCRIPTION OF BUSINESS

Hyperscale Data, Inc. (f/k/a Ault Alliance, Inc.), a Delaware corporation (“Hyperscale Data” or the “Company”) is a diversified holding company pursuing growth by acquiring and developing undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and/or operates data centers at which it mines Bitcoin and offers colocation and hosting services for the emerging artificial intelligence (“AI”) ecosystems and other industries, and provides products and services that support a diverse range of industries, including crane rental services, hotel operations, defense, industrial, an AI software platform and a social gaming platform. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

The Company has the following reportable segments:

•	Energy and Infrastructure (“Energy”) – crane operations;

•	Technology and Finance (“Fintech”) – commercial lending, activist investing, and stock trading;

•	Sentinum, Inc. (“Sentinum”) – crypto assets mining operations and colocation and hosting services for the emerging artificial intelligence ecosystems and other industries;

•	TurnOnGreen – commercial electronics solutions;

•	ROI – AI software platform and a social gaming platform; and

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings.

The Company had changes to its reportable segments due to the discontinued operations of its majority-owned subsidiary, Gresham Worldwide, Inc. (“GIGA”), and the deconsolidation of its previously consolidated variable interest entity, SMC. See Note 4 and Note 15 below.

On September 10, 2024, the Company changed its name from Ault Alliance, Inc. to Hyperscale Data, Inc. and its Class A common stock ticker symbol was changed to “GPUS.” The name change did not affect the rights of security holders of the Company.

Reverse Stock Splits

All share amounts in these financial statements have been updated to reflect a 1-for-25 reverse stock split and a 1-for-35 reverse stock split, effective January 16, 2024 and November 22, 2024, respectively. The reverse stock splits did not affect the number of authorized shares of Class A common stock, preferred stock or their respective par value per share.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2024, the Company had cash and cash equivalents of $4.5 million (excluding restricted cash of $20.5 million), negative working capital of $157.1 million and a history of net operating losses. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these consolidated financial statements are issued.

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

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of December 31, 2024, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities as well as crypto assets, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back or cease its operations altogether.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Prior Period Revision - Statement of Cash Flows

For the year ended December 31, 2024, the Company disclosed the borrowings of lines of credit and repayments of lines of credit as separate line items within notes payable activity of the financing activities section of the consolidated statement of cash flows. The Company has corrected these line items for the year ended December 31, 2023 for comparability purposes.

Principles of Consolidation

The consolidated financial statements include the accounts of Hyperscale Data and its wholly owned and majority-owned subsidiaries. The consolidated financial statements also include the accounts of all entities that the Company controls as the primary beneficiary of a variable interest entity (“VIE”). All intercompany accounts and transactions have been eliminated upon consolidation.

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

Lending and Trading Activities

Lending Activities

The Fintech segment, through Ault Lending, LLC (“Ault Lending”), generates revenue from lending activities primarily through interest, origination fees and late/other fees. Interest income on these products is calculated based on the contractual interest rate and recorded as interest income as earned. The origination fees or original issue discounts (“OIDs”) are recognized over the life of the loan using the effective interest method.

Trading Activities

The Fintech segment, through Ault Lending, also generates revenue from trading activities primarily through sales of securities and unrealized gains and losses from held securities. All investment transactions are recorded on a trade date basis. Financial instruments utilized in trading activities are carried at fair value. For more information on fair value, see Note 7. Fair Value of Financial Instruments. Trading-related revenue can be volatile and is largely driven by general market conditions. Also, trading-related revenue is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Realized and unrealized gains and losses are recognized in revenue from trading activities.

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

The Company participated in mining pools that used the full pay-per-share (“FPPS”) payout method for the year ended December 31, 2024. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator fees determined as follows:

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

Restricted Cash

As of December 31, 2024, restricted cash included $18.4 million related to the Company’s guarantee obligations (see Note 29), $1.3 million of cash collateral for notes payable and $0.8 million of cash held in trust related to environmental contingencies related to the Michigan data center. As of December 31, 2023, restricted cash included $4.3 million of cash collateral for notes payable and $0.7 million of cash held in trust related to environmental contingencies related to the Michigan data center.

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$4,546,000	$6,106,000
Restricted cash	20,476,000	4,962,000
Total cash, cash equivalents and restricted cash	$25,022,000	$11,068,000

Cash and Marketable Securities Held in Trust Account

As of December 31, 2023, the Company held $2.2 million in cash and marketable securities in a trust account. Cash and marketable securities held in the trust account represented cash and money market funds that primarily invested in U.S. treasury bills that were purchased with funds raised through the initial public offering of Ault Disruptive, a consolidated special purpose acquisition company. The funds raised were held in a trust account that was restricted for use and may only be used for purposes of completing an initial business combination or redemption of the common stock of Ault Disruptive, as set forth in the trust agreement. The funds held in trust are included within Level 1 of the fair value hierarchy. During the year ended December 31, 2024, all shares of Ault Disruptive common stock were redeemed with the cash and marketable securities previously held in the trust account.

Bitcoin

Bitcoin awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy.

In accordance with Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets, the Company measures Bitcoin at fair value with changes recognized in operating expenses on the consolidated statements of operations. The Company tracks its cost basis of digital assets by wallet in accordance with the first-in, first-out method of accounting.

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

Raw materials, parts and supplies - using the first-in, first-out method; and

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

Useful lives (in years)

Bitcoin mining equipment	1.5
Computer, software and related equipment	3 – 5
Office furniture and equipment	5 – 15
Crane rental equipment	5 – 10
Aircraft	7
Vehicles	5 – 10
Building and building improvements	7 – 39
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter.

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

Impairment of Debt Securities

Debt securities are evaluated periodically to determine whether a decline in their value is other than temporary. The Company utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions, as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of issuance of warrants to purchase shares of Class A common stock in connection with convertible notes and to employees of the Company, satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provisions that cause them to not be indexed to the Company’s own stock.

Fair Value Option

The Company has elected to record the senior secured convertible promissory notes, related party (“Convertible Notes”) at fair value on the date of issuance, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while those are outstanding. Issuance costs are recognized in the consolidated statement of operations in the period in which they are incurred. The Company utilized a Monte-Carlo simulation at inception to value the Convertible Notes. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including held to maturity and subsequent preferred stock offering and various simulated paths.

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

Redeemable Non-Controlling Interests in Equity of Subsidiary

The Company records redeemable non-controlling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. These interests are presented as redeemable non-controlling interests in equity of subsidiaries within the consolidated balance sheets, outside of the permanent equity section. The common stockholders in Ault Disruptive have redemption rights that are considered to be outside of the Company’s control. As of December 31, 2023, the carrying amount of the redeemable non-controlling interest in equity of subsidiaries was recorded at its redemption value of $2.2 million. During the year ended December 31, 2024, shares of Ault Disruptive common stock were redeemed for an aggregate redemption amount of $2.3 million. Remeasurements to the redemption value of the redeemable non-controlling interest in equity of subsidiaries are recorded within additional paid-in capital.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2024 and 2023, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

Foreign Currency Translation

A substantial portion of the Company’s revenues are generated in U.S. dollars. In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars. Company management has determined that the U.S. dollar is the functional currency of the primary economic environment in which it operates.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with the Financial Accounting Standards Board (“FASB”) ASC 830, Foreign Currency Matters (“ASC 830”). All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

The financial statements of certain foreign subsidiaries, whose functional currency is not the U.S. dollar, have been translated into U.S. dollars in accordance with ASC 830. Balance sheet accounts are translated using the exchange rates in effect as of the balance sheet date, while statement of operations amounts are translated at the average exchange rate for the reporting period. The resulting translation adjustments are recognized as other comprehensive loss in the consolidated statement of comprehensive loss and as accumulated comprehensive loss in the statement of changes in stockholders’ equity.

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

Accounting Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for trade receivables and inventories, intangible assets and goodwill, useful lives and the recoverability of long-lived assets, stock-based arrangements, contingent consideration, and deferred income taxes and related valuation allowance. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Recent Accounting Pronouncements

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

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The Company adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption required the Company to provide additional disclosures, but otherwise it does not materially impact the accompanying financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

The following table presents the assets and liabilities of GIGA operations:

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$-	$3,601,000
Restricted cash	-	700,000
Accounts receivable	-	4,350,000
Inventories	-	6,643,000
Prepaid expenses and other current assets	-	4,859,000
Intangible assets, net	-	1,707,000
Goodwill	-	5,794,000
Property and equipment, net - current	-	1,690,000
Right-of-use assets	-	3,023,000
Total assets discontinued operations	-	32,367,000
Accounts payable and accrued expenses	-	14,005,000
Operating lease liability	-	3,098,000
Notes payable	-	1,174,000
Convertible notes payable	-	4,388,000
Liabilities discontinued operations	-	22,664,000
Net assets of discontinued operations	$-	$9,703,000

Net assets of discontinued operations excludes $14.0 million of intercompany notes payable to Hyperscale Data and Ault Lending as of December 31, 2024.

The following table presents the results of GIGA operations:

	For the Year Ended
	December 31,
	2024	2023
Revenue, products	$30,862,000	$37,759,000
Cost of revenue, products	23,339,000	27,623,000
Gross profit	7,523,000	10,136,000
Operating expenses
Research and development	2,617,000	2,816,000
Selling and marketing	1,166,000	1,876,000
General and administrative	8,033,000	12,989,000
Impairment of goodwill and intangible assets	-	4,681,000
Total operating expenses	11,816,000	22,362,000
Loss from operations	(4,293,000)	(12,226,000)
Other income (expense):
Interest and other income	1,594,000	849,000
Interest expense	(1,662,000)	(843,000)
Loss on extinguishment of debt	-	(1,397,000)
Change in fair value of warrant liability	-	(1,775,000)
Total other expense, net	(68,000)	(3,166,000)
Loss before income taxes	(4,361,000)	(15,392,000)
Income tax benefit	(15,000)	(11,000)
Net loss	(4,346,000)	(15,381,000)
Net loss attributable to non-controlling interest	1,554,000	3,026,000
Net loss available to common stockholders	$(2,792,000)	$(12,355,000)

The net loss from discontinued operations for the year ended December 31, 2024 on the consolidated statement of operations and comprehensive loss includes the gain on deconsolidation as follows:

For the Year Ended December 31, 2024
GIGA net loss	$(2,792,000)
Gain on deconsolidation	2,013,000
Net loss from discontinued operations	$(779,000)

The cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,346,000)	$(15,381,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	618,000	823,000
Amortization of right-of-use assets	684,000	1,004,000
Amortization of intangibles	157,000	273,000
Impairment of goodwill and intangible assets	-	4,681,000
Stock-based compensation	(858,000)	1,799,000
Changes in operating assets and liabilities:
Accounts receivable	(1,638,000)	1,157,000
Inventories	1,514,000	1,789,000
Prepaid expenses and other current assets	(1,516,000)	(1,185,000)
Lease liabilities	(667,000)	(1,112,000)
Accounts payable and accrued expenses	(314,000)	564,000
Net cash used in operating activities	(6,366,000)	(5,588,000)
Cash flows from investing activities:
Purchase of property and equipment	(249,000)	(271,000)
Cash decrease upon deconsolidation	(3,550,000)	-
Net cash used in investing activities	(3,799,000)	(271,000)
Cash flows from financing activities:
Proceeds from notes payable	2,552,000	3,858,000
Cash contributions from parent	3,383,000	3,934,000
Net cash provided by financing activities	5,935,000	7,792,000

Effect of exchange rate changes on cash and cash equivalents	(71,000)	173,000

Net (decrease) increase in cash and cash equivalents and restricted cash	(4,301,000)	2,106,000

Cash and cash equivalents and restricted cash at beginning of period	4,301,000	2,195,000

Cash and cash equivalents and restricted cash at end of period	$-	$4,301,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$946,000	$778,000

5. CHANGE IN PLAN OF SALE OF AGREE HOTEL PROPERTIES

On April 30, 2024, the Company had a change in plan of sale for its four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the not to sell.

For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2023, were reclassified in the December 31, 2023 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this change in plan of sale, the Company recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $8.0 million during the year ended December 31, 2024. The fair values of property and equipment related to the real estate assets of AGREE were based on a discounted cash flow income approach for the hotel properties and a comparable sales market approach for the vacant land assets.

In connection with the original plan of sale of AGREE assets, the assets held for sale were measured at the lower of their carrying amount or fair value less cost to sell. The Company performed a fair value analysis for the disposal group utilizing an income approach for the hotels and a market approach for the land, resulting in an $6.6 million impairment of property and equipment during the year ended December 31, 2023.

6. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the years ended December 31, 2024 and 2023. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP. Revenue is presented by reportable segment. The “Holding Co.” column includes revenue that is not allocated to a specific reportable segment but is generated within the holding company entity. While not a separate reportable segment, Holding Co. is included in the table below to reconcile to total consolidated revenue.

The Company’s disaggregated revenues consisted of the following for the year ended December 31, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$4,840,000	$-	$31,474,000	$18,015,000	$47,475,000	$253,000	$2,523,000	$104,580,000
Europe	49,000	-	-	-	116,000	-	-	165,000
Middle East and other	24,000	-	-	-	-	-	-	24,000
Revenue from contracts with customers	4,913,000	-	31,474,000	18,015,000	47,591,000	253,000	2,523,000	104,769,000
Revenue, lending and trading activities (North America)	-	1,893,000	-	-	-	-	-	1,893,000
Total revenue	$4,913,000	$1,893,000	$31,474,000	$18,015,000	$47,591,000	$253,000	$2,523,000	$106,662,000

Major Goods or Services
Power supply units and systems	$4,913,000	$-	$-	$-	$-	$-	$-	$4,913,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	24,960,000	-	-	-	-	24,960,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	5,638,000	-	-	-	-	5,638,000
Hotel and real estate operations	-	-	876,000	18,015,000	-	-	-	18,891,000
Crane rental	-	-	-	-	47,475,000	-	-	47,475,000
Other	-	-	-	-	116,000	253,000	2,523,000	2,892,000
Revenue from contracts with customers	4,913,000	-	31,474,000	18,015,000	47,591,000	253,000	2,523,000	104,769,000
Revenue, lending and trading activities	-	1,893,000	-	-	-	-	-	1,893,000
Total revenue	$4,913,000	$1,893,000	$31,474,000	$18,015,000	$47,591,000	$253,000	$2,523,000	$106,662,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,913,000	$-	$31,474,000	$18,015,000	$116,000	$253,000	$2,523,000	$57,294,000
Services transferred over time	-	-	-	-	47,475,000	-	-	47,475,000
Revenue from contracts with customers	$4,913,000	$-	$31,474,000	$18,015,000	$47,591,000	$253,000	$2,523,000	$104,769,000

The Company’s disaggregated revenues consisted of the following for the year ended December 31, 2023:

	TurnOnGreen	Fintech	Sentinum	SMC	AGREE	Energy	ROI	Total
Primary Geographical Markets
North America	$3,879,000	$-	$34,523,000	$31,099,000	$16,161,000	$49,431,000	$305,000	$135,398,000
Europe	29,000	-	-	238,000	-	666,000	-	933,000
Middle East and other	293,000	-	-	220,000	-	-	-	513,000
Revenue from contracts with customers	4,201,000	-	34,523,000	31,557,000	16,161,000	50,097,000	305,000	136,844,000
Revenue, lending and trading activities (North America)	-	(1,998,000)	-	-	-	-	-	(1,998,000)
Total revenue	$4,201,000	$(1,998,000)	$34,523,000	$31,557,000	$16,161,000	$50,097,000	$305,000	$134,846,000

Major Goods or Services
Power supply units and systems	$4,201,000	$-	$-	$-	$-	$-	$-	$4,201,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	29,036,000	-	-	-	-	29,036,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	4,071,000	-	-	-	-	4,071,000
Hotel and real estate operations	-	-	1,416,000	-	16,161,000	-	-	17,577,000
Karaoke machines and related consumer goods	-	-	-	31,557,000	-	-	-	31,557,000
Crane rental	-	-	-	-	-	49,198,000	-	49,198,000
Other	-	-	-	-	-	899,000	305,000	1,204,000
Revenue from contracts with customers	4,201,000	-	34,523,000	31,557,000	16,161,000	50,097,000	305,000	136,844,000
Revenue, lending and trading activities	-	(1,998,000)	-	-	-	-	-	(1,998,000)
Total revenue	$4,201,000	$(1,998,000)	$34,523,000	$31,557,000	$16,161,000	$50,097,000	$305,000	$134,846,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,853,000	$-	$34,523,000	$31,557,000	$16,161,000	$899,000	$305,000	$87,298,000
Services transferred over time	348,000	-	-	-	-	49,198,000	-	49,546,000
Revenue from contracts with customers	$4,201,000	$-	$34,523,000	$31,557,000	$16,161,000	$50,097,000	$305,000	$136,844,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2023 (no material financial instruments that were measured at fair value on a recurring basis at December 31, 2024):

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investment in common stock of Alzamend – a related party	$679,000	$679,000	$-	$-
Investments in marketable equity securities	27,000	27,000	-	-
Cash and marketable securities held in trust account	2,200,000	2,200,000	-	-
Total assets measured at fair value	$2,906,000	$2,906,000	$-	$-
Liabilities:
Warrant and embedded conversion feature liabilities	$910,000	$-	$-	$910,000
Total liabilities measured at fair value	$910,000	$-	$-	$910,000

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

The changes in Level 3 fair value hierarchy during the years ended December 31, 2024 and 2023 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Grants	Level 3 Balance at End of Period
Year ended December 31, 2024
Embedded conversion feature liabilities	$910,000	$(910,000)	$-	$-

Year ended December 31, 2023
Warrant liabilities	$651,000	$(4,981,000)	$4,330,000	$-
Embedded conversion feature liabilities	$2,316,000	$(2,758,000)	$1,352,000	$910,000

8. Equity Investments for Which Measurement Alternative Has Been Selected

As of December 31, 2024 and 2023, the Company held equity investments in other securities valued at $2.8 million and $21.8 million, respectively, that were valued using a measurement alternative. These investments are included in other equity securities in the accompanying consolidated balance sheets.

The Company has made cumulative downward adjustments for impairments for equity securities that do not have readily determinable fair values for the years ended December 31, 2024 and 2023, totaling $8.6 million and $15.8 million, respectively. Approximately $6.3 million of the impairment charge for the years ended December 31, 2024 was reflected in other income (expense) and $2.3 million of the impairment charge related to Fintech lending operations and was recorded against revenue from lending and trading activities on the consolidated statement of operations and comprehensive loss. Approximately $9.6 million of the impairment charge for the year ended December 31, 2023 was reflected in other income (expense) and $6.2 million of the impairment charge related to Fintech lending operations and was recorded against revenue from lending and trading activities on the consolidated statement of operations and comprehensive loss.

9. CRYPTO ASSETS

The following table presents revenue from mined crypto assets for the years ended December 31, 2024 and 2023:

	For the Year Ended
	December 31,
	2024	2023
Revenue from mined crypto assets at Sentinum owned and operated facilities	$24,960,000	$29,036,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	5,638,000	4,071,000
Revenue, crypto assets mining	$30,598,000	$33,107,000

The following table presents the activities of the crypto assets (classified within prepaid expenses and other current assets) for the years ended December 31, 2024 and 2023:

	For the Year Ended
	December 31,
	2024	2023
Balance at January 1	$546,000	$554,000
Additions of mined crypto assets	24,960,000	29,100,000
Sale of crypto assets	(25,350,000)	(29,111,000)
Payments to vendors with crypto assets	(39,000)	(28,000)
Payment of notes payable with crypto assets	(506,000)	-
Payment of interest payable with crypto assets	(142,000)	-
Realized gain on sale of crypto assets	684,000	520,000
Unrealized gain on crypto assets	29,000	-
Impairment of mined crypto assets	-	(489,000)
Balance at December 31	$182,000	$546,000

10. INVENTORIES

At December 31, 2024 and 2023, inventories consisted of:

	December 31,	December 31,
	2024	2023
Raw materials, parts and supplies	$309,000	$474,000
Finished products	1,508,000	1,316,000
Total inventories	$1,817,000	$1,790,000

11. PROPERTY AND EQUIPMENT, NET

At December 31, 2024 and 2023, property and equipment consisted of:

	December 31, 2024	December 31, 2023
Building, land and improvements	$80,822,000	$100,184,000
Crypto assets mining equipment	12,150,000	50,640,000
Crane rental equipment	34,588,000	34,469,000
Computer, software and related equipment	11,308,000	10,533,000
Aircraft	15,983,000	15,983,000
Other property and equipment	11,417,000	11,066,000
	166,268,000	222,875,000
Accumulated depreciation and amortization	(21,911,000)	(27,209,000)
Property and equipment, net	$144,357,000	$195,666,000

Summary of depreciation expense:

	For the Year Ended December 31,
	2024	2023
Depreciation expense	$23,784,000	$26,911,000

Impairment of Property and Equipment

During the year ended December 31, 2024, due to increases in the Bitcoin mining difficulty level, which compounded the continued impact of the Bitcoin halving event, we concluded that indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of the Company’s miners to be less than their net carrying value during the year ended December 31, 2024, and an impairment charge of $10.5 million was recognized, decreasing the net carrying value of the Company’s crypto assets mining equipment to their estimated fair value. The Company valued the miners using an income approach utilizing a discounted cash flow and a discount rate of 20%. The Company estimated the cash flow from the miners over a two-year period assuming a utilization rate of 98%, a mining difficulty level of 101.6 trillion, a Bitcoin price of $76,000 and a power cost of $0.055 per kilowatt-hour. The estimated fair value of the Company’s miners is classified in Level 3 of the fair value hierarchy with no observable inputs using a discounted cash flow methodology.

In addition, the Company recorded impairment charges of $8.9 million related to AGREE’s real estate assets in each of the years ended December 31, 2024 and 2023. The fair values of property and equipment related to the real estate assets of AGREE were based on a discounted cash flow income approach for the hotel properties and a comparable sales market approach for the vacant land assets. Assumptions used in the discounted cash flow analysis included discount rates between 10.5% and 10.75%, terminal capitalization rates between 8.5% and 8.75% and occupancy rates between 59.2% and 78.8%.

During the year ended December 31, 2023, certain unforeseen business developments and changes in financial projections at Avalanche International Corp. (“AVLP”) indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of AVLP property and equipment as of December 31, 2023 was $0, and an impairment charge of $14.0 million was recognized, which was based primarily on estimated liquidation value or expected proceeds from the sale or disposal of the assets.

During the year ended December 31, 2023, the Company recognized an impairment charge of $4.1 million related to property and equipment at ROI, which was based primarily on estimated liquidation value or expected proceeds from the sale or disposal of the assets.

Sale of St. Petersburg Property

On December 13, 2024, AGREE completed the sale of its real property located in St. Petersburg, Florida (the “Florida Property”) for $13.0 million and recorded a gain on the sale of $0.2 million included in gain on the sale of fixed assets in the consolidated statement of operations.

12. INTANGIBLE ASSETS, NET

At December 31, 2024 and 2023, intangible assets consisted of:

	Useful Life	December 31, 2024	December 31, 2023
Definite lived intangible assets:
Developed technology	7 years	$60,000	$1,949,000
Customer list	10 years	1,290,000	1,290,000
Trade names	12 years	1,030,000	1,030,000
		2,380,000	4,269,000
Accumulated amortization		(536,000)	(222,000)
Total definite-lived intangible assets		$1,844,000	$4,047,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Summary of amortization expense:

	For the Year Ended
	December 31,
	2024	2023
Amortization expense	$653,000	$1,041,000

As of December 31, 2024, intangible assets subject to amortization had an average remaining useful life of 6.9 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2025	324,000
2026	264,000
2027	264,000
2028	264,000
2029	264,000
Thereafter	464,000
$1,844,000

During the year ended December 31, 2024, the Company recognized $1.5 million impairment of intangible assets related to Eco Pack. Based on internally developed forecasts of undiscounted expected future cash flows, it was determined that the carrying amount of the assets was not recoverable.

During the year ended December 31, 2023, the Company recognized $24.3 million impairment of intangible assets related to AVLP. Due to indicators of impairment, AVLP intangible assets were tested for impairment during the year ended December 31, 2023. Based on internally developed forecasts of undiscounted expected future cash flows, it was determined that the carrying amount of the assets were not recoverable.

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

13. GOODWILL IMPAIRMENT

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

14. INVESTMENTS – RELATED PARTIES

Investments in Alzamend, Ault & Company, Inc. (“Ault & Company”) and GIGA at December 31, 2024 and 2023, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company and GIGA

	Interest		December 31,	December 31,
	Rate	Due Date	2024	2023
Promissory note and accrued interest receivable, Ault & Company	8%	December 31, 2024	$2,468,000	$3,068,000
Promissory note and accrued interest receivable, GIGA	6% - 12%	In bankruptcy	18,499,000	-
Other			335,000	900,000
Allowance for credit losses			(500,000)	-
Total investment in promissory notes and other, related parties			$20,802,000	$3,968,000

Amounts above are recorded in “Investment in promissory notes and other, related party” on the consolidated balance sheets.

Summary of interest income, related party, recorded within interest and other income on the consolidated statement of operations:

	For the Year Ended
	December 31,
	2024	2023
Interest income, related party	$1,694,000	$1,308,000

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

Upon the deconsolidation of GIGA, the Company established an allowance for credit losses of $2.6 million related to notes receivable from GIGA included in net gain (loss) from discontinued operations. As of December 31, 2024, the Company performed an analysis of the allowance for credit losses of the GIGA notes receivable resulting in a $2.1 million reduction in the allowance, which was recorded within cost of revenue from lending and trading activities.

Investment in Alzamend Series B Convertible Preferred Stock, Warrants and Common Stock, Related Parties – Alzamend

	Investments in common stock, related parties at December 31, 2024
	Cost	Gross unrealized losses	Fair value
Common shares	$24,697,000	$(24,607,000)	$90,000
Alzamend series B convertible preferred stock, warrants	2,100,000	-	2,100,000
	$26,797,000	$(24,607,000)	$2,190,000

	Investments in common stock, related parties at December 31, 2023
	Cost	Gross unrealized losses	Fair value
Common shares	$24,688,000	$(24,009,000)	$679,000

Amounts above are recorded in “Investments in common stock and equity securities, related party” on the consolidated balance sheets.

The following tables summarize the changes in the Company’s investments in Alzamend common stock during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Balance at January 1	$679,000	$6,449,000
Investment in common stock of Alzamend	9,000	15,000
Unrealized loss in common stock of Alzamend	(598,000)	(5,785,000)
Balance at December 31	$90,000	$679,000

Ault Lending Investment in Alzamend Series B Convertible Preferred Stock and Warrants

	December 31,	December 31,
	2024	2023
Investment in Alzamend preferred stock	$2,100,000	$-
Total investment in other investments securities, related party	$2,100,000	$-

In connection with a securities purchase agreement entered into with Alzamend in January 2024, Ault Lending purchased 2,100 shares of Alzamend Series B Convertible Preferred Stock and warrants to purchase 0.2 million shares of Alzamend common stock with a five-year term and an exercise price of $12.00 per share for a total purchase price of $2.1 million.

The agreement provided that Ault Lending may purchase up to $6 million of Alzamend Series B Convertible Preferred Stock in one or more closings. There have been not been additional closings subsequent to January 2024 and the agreement terminated by its own terms on March 31, 2025.

The Company has elected to account for investment in other investments securities, related party, using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments.

Messrs. Ault, Horne and Nisser are each paid $50,000 annually by Alzamend.

VIE Considerations for Ault Lending’s Investments in Alzamend

Alzamend is considered a VIE based on the Ault Lending’s investment in Alzamend common stock, Series B convertible preferred stock and warrants. However, Ault Lending is not deemed to be the primary beneficiary of Alzamend and therefore does not consolidate Alzamend in its financial statements. Ault Lending’s maximum exposure to loss as a result of its involvement with Alzamend is limited to the $2.2 million carrying value of its investments.

15. EQUITY METHOD INVESTMENT

Equity Investments in Unconsolidated Entity – SMC

On November 20, 2023, SMC, a consolidated VIE of the Company, completed a transaction pursuant to which the Company’s share ownership of SMC was diluted to approximately 28%. Due to the significant change in Ault Alliance’s ownership and voting rights, the Company determined that it no longer met the criteria of the primary beneficiary and, accordingly, the Company deconsolidated SMC as of November 20, 2023. The Company recorded a $3.0 million loss on deconsolidation for the year ended December 31, 2023.

Upon deconsolidation, the Company recorded its retained investment in SMC based upon the fair value of the common shares held by the Company at November 20, 2023. Due to the Company’s significant influence over SMC, the Company began accounting for its retained interest under the equity method of accounting.

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, SMC, included in other assets on the consolidated balance sheet, during the year ended December 31, 2024:

Rollforward investment in unconsolidated entity	Amount
Beginning balance - January 1, 2024	$1,957,000
Loss from investment in unconsolidated entity	(1,957,000)
Ending balance - December 31, 2024	$-

On September 5, 2024, three of the Company’s employees resigned from the board of directors of SMC. As a result of the resignations, and as the Company owned less than 20% of SMC at the time, the Company no longer had the ability to exert significant influence over the operating and financial policies of SMC. The Company discontinued the equity method of accounting for the investment in SMC on September 5, 2024. As a result, the Company changed its accounting for SMC to an investment in marketable equity securities and recognized the investment at fair value, with a gain of $1.3 million recognized as revenue from lending and trading activities in the consolidated statement of operations and comprehensive loss.

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

17. BUSINESS COMBINATIONS

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

18. WARRANTS

A summary of warrant activity for the years ended December 31, 2024 and 2023 is presented below.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at January 1, 2023	52	$589,255	3.9
Granted	405,042	124.25	5.0
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2023	405,094	178.50	4.7
Granted	71,794	118.39	5.0
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2024	476,888	$162.68	3.9

The following table summarizes information about common stock warrants outstanding at December 31, 2024:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$118.39	422,337	4.0	$118.39	422,337	$118.39
$160.74	54,498	3.8	$160.74	54,498	$160.74
$118,125 - $656,250	53	1.9	$355,118	53	$355,118
$118.39 - $656,250	476,888	3.9	$162.68	476,888	$162.68

Warrant Issuances During 2024

During the year ended December 31, 2024, the Company issued warrants to purchase 0.1 million shares of Class A common stock at a weighted average exercise price of $118.39 per share, subject to adjustment, in connection with the issuance of Series C convertible preferred stock (the “Series C Preferred Stock”) to a related party (see Note 29).

Warrant Issuances During 2023

During the year ended December 31, 2023, the Company issued warrants to purchase 0.4 million shares of Class A common stock at a weighted average exercise price of $124.08 per share, subject to adjustment, in connection with the issuance of a senior secured convertible promissory note, related party (see Note 26) and Series C Preferred Stock to a related party (see Note 29).

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

The Company utilized a variety of pricing models and the weighted average assumptions used during the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Exercise price	$118.39	$124.08
Contractual term in years	5.0	5.0
Volatility	153%	168%
Dividend yield	0%	0%
Risk-free interest rate	4.2%	4.0%

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at December 31, 2024 and 2023 consisted of:

	December 31,	December 31,
	2024	2023
Accounts payable	$25,182,000	$26,777,000
Accrued payroll and payroll taxes	2,342,000	8,237,000
Interest payable	8,249,000	4,197,000
Accrued legal	2,399,000	2,340,000
Other accrued expenses	21,303,000	13,871,000
Total	$59,475,000	$55,422,000

During the year ended December 31, 2024, Ault Lending reversed a previously accrued $5.7 million performance bonus related to realized gains on trading activities. Management determined that the bonus would not be paid, and accordingly, the reversal was recorded as a reduction to general and administrative expenses.

20. LEASES

The Company has operating leases for office space. The Company’s leases have remaining lease terms of 1.1 years to 9.0 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The following table provides a summary of leases by balance sheet category as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating right-of-use assets	$3,697,000	$3,409,000
Operating lease liability - current	1,627,000	1,376,000
Operating lease liability - non-current	2,269,000	2,163,000

The components of lease expenses for the years ended December 31, 2024 and 2023, were as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$1,918,000	$2,390,000
Short-term lease cost	-	-

The following tables provides a summary of other information related to leases for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,654,000	$2,342,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,080,000	$820,000
Weighted-average remaining lease term - operating leases	3.2 years	2.3 years
Weighted-average discount rate - operating leases	8.0%	7.0%

Maturity of lease liabilities under the Company’s non-cancellable operating leases as of December 31, 2024, were as follows:

Payments due by period
2025	$1,888,000
2026	1,210,000
2027	514,000
2028	339,000
2029	329,000
Thereafter	166,000
Total lease payments	4,446,000
Less interest	(550,000)
Present value of lease liabilities	$3,896,000

21. DIVIDEND PAYABLE IN TURNONGREEN COMMON STOCK

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

22. ROI Transfers of White River Common Stock

In January 2024, ROI announced that it had concluded that, for regulatory reasons, ROI would be unable to effect the distribution of its shares of common stock of White River as contemplated by a registration statement previously filed by White River. During the year ended December 31, 2024, ROI transferred 12.0 million shares of White River common stock with a fair value of $19.2 million at the date of transfer to certain of its accredited investors to resolve the matters discussed above.

In conjunction with the transfers to non-controlling interests, shares of ROI’s investment in White River’s Series A Convertible Preferred Stock were converted into shares of White River common stock, resulting in a non-cash $17.9 million gain on conversion.

23. REDEEMABLE NON-CONTROLLING INTERESTS IN EQUITY OF SUBSIDIARY LIABILITY

The Company records redeemable non-controlling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive.

Redemption of Shares

On September 27, 2024, Ault Disruptive announced that it would redeem all of its outstanding shares of common stock which occurred as of the close of business on October 11, 2024, because Ault Disruptive would not consummate an initial business combination within the time period required by its Amended and Restated Certificate of Incorporation, as amended. During the year ended December 31, 2024, shares of Ault Disruptive common stock were redeemed for an aggregate redemption amount of $2.3 million.

The following table summarizes the changes in the Company’s redeemable non-controlling interests in equity of subsidiaries during the year December 31, 2024 and 2023:

	For the Year Ended
	December 31,
	2024	2023
Redeemable non-controlling interests in equity of subsidiaries as of January 1	$2,224,000	$117,993,000
Redemption of Ault Disruptive common stock	(2,269,000)	(120,064,000)
Extension proceeds paid by the Ault Disruptive sponsor	-	2,332,000
Remeasurement of carrying value to redemption value	45,000	1,963,000
Redeemable non-controlling interests in equity of subsidiaries as of December 31	$-	$2,224,000

24. NOTES PAYABLE

Notes payable at December 31, 2024 and 2023, were comprised of the following:

	Collateral	Guarantors	Interest rate	Effective rate(1)	Due date	December 31, 2024	December 31, 2023
AGREE secured construction loans (in default)	AGREE hotels	-	7.0%	8.8%	March 31, 2026	$68,750,000	$67,632,000
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $29.6 million	-	8.4%	8.4%	December 16, 2025	13,126,000	15,907,000
16% promissory note	-	Ault & Company and Milton C. Ault, III	16.0% (default rate of 24.0%)	-	-	-	2,572,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $4.3 million	-	10.5%	10.5%	September 15, 2025 through June 15, 2027	2,826,000	5,629,000
15% term notes (in default)	-	Milton C. Ault, III	15.0% (default rate of 22.99%)	48.0%	October 31, 2024	3,777,000	-
8% demand loans	-	-	10.0% (12.0% default rate)	-	Upon demand	-	950,000
Sentinum note payable	-	-	12.5%	-	-	-	1,067,000
ROI promissory note (in default)	-	-	15.0% (default rate of 18.0%)	67.2%	April 30, 2024	2,367,000	-
Other ($3.4 million in default)	-	-	-		-	5,826,000	3,808,000
Total notes payable						$96,672,000	$97,565,000
Less:
Unamortized debt discounts						-	(453,000)
Total notes payable, net						$96,672,000	$97,112,000
Less: current portion						(95,768,000)	(11,692,000)
Notes payable – long-term portion						$904,000	$85,420,000

(1)	Includes forbearance and extension fees and OID costs that are amortized to interest expense over the life of the notes.

During the year ended December 31, 2023, the holders of $8.4 million 10% secured promissory notes exchanged their notes and accrued interest for preferred stock liabilities. The Company recorded a loss on extinguishment of debt of $0.1 million related to the transaction. When the preferred stock liabilities converted to Series A Common stock, the Company recorded a loss on extinguishment of $1.5 million.

During the year ended December 31, 2023, the holders of $10.5 million 10% demand promissory notes and $1.1 million 12% demand promissory notes exchanged their notes for notes from Ault & Company (see Note 22), resulting in a loss on extinguishment of debt of $0.4 million.

In connection with the December 2023 Series C Preferred Stock offering (see Note 29), the Company paid $20.4 million to pay the $20.2 million outstanding balance of the 8% senior secured promissory notes, plus $0.2 million accrued interest payable. The 8% senior secured promissory notes had an unamortized debt discount of $3.2 million outstanding, which was recorded as a loss on extinguishment of debt.

The Company recorded a $2.0 million loss on extinguishment of debt related to the April 2023 restructuring related to one of the 16% promissory notes payable.

OID Only Term Note

On July 2, 2024, the Company entered into a term note agreement with institutional investors for the sale of up to $2.6 million in term notes, of which the principal amount of $1.8 million was immediately funded. A term note was issued at a discount, with net proceeds to the Company of $1.5 million. The term note does not accrue any interest. The term note was scheduled to mature on August 2, 2024. The term note is guaranteed by Mr. Ault. The term note maturity was extended to September 30, 2024, and an extension fee of $0.2 million accrues monthly until the term note is paid in full. The term note is currently in default and is included in “Other” in the table above.

ROI 15% Term Note

On February 9, 2024, ROI entered into a $1.77 million term note agreement with an institutional investor bearing interest of 15%. The term note was issued at a discount, with net proceeds to ROI of $1.75 million. The term note was scheduled to mature February 14, 2024. This note has been guaranteed by Ault & Company and Mr. Ault. The term note was subsequently amended to increase the principal amount due to $2.4 million, increase the interest rate to 18% and extend the maturity date to April 30, 2024. The term note is in default as of May 1, 2024.

In February 2025, term note was amended to increase the principal amount due to $2.6 million, increase the interest rate to 18% and extend the maturity date to May 15, 2025.

15% Term Notes

Between April 29, 2024 and August 29, 2024, the Company entered into note agreements totaling $6.0 million with an institutional investor bearing interest of 15%. The term notes were issued at a discount, with net proceeds to the Company of $5.1 million. The term notes were amended to extend the maturity dates to October 31, 2024. The notes are in default as of November 1, 2024.

In December 2024, Ault Lending had a fees receivable from the institutional investor in the amount of $2.2 million related to Ault Lending’s profit participation rights in an investment made by the institutional investor to Alzamend. On December 31, 2024, the Company and the institutional investor agreed to offset $2.2 million of the term notes payable against the fees receivable. This transaction was accounted for as a non-cash settlement of financial instruments and had no impact on the Company’s consolidated statement of operations.

In February 2025, the Company entered into an exchange agreement with the institutional investor, pursuant to which the Company issued to the investor a convertible promissory note in the principal face amount of $1.9 million in exchange for the cancellation of one of the outstanding 15% term notes issued by the Company to the institutional investor that had outstanding principal and accrued but unpaid interest of $1.9 million.

In March 2025, the Company entered into an exchange agreement with the institutional investor, pursuant to which the Company issued to the investor a convertible promissory note in the principal face amount of $4.2 million in exchange for the cancellation of the outstanding 15% term notes issued by the Company to the institutional investor that had outstanding principal and accrued but unpaid interest of $4.2 million.

The note will mature on June 30, 2025. The note is convertible into shares of the Company’s Class A common stock at a conversion price equal to the greater of (i) $0.40 per share (the “Floor Price”), which Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) the lesser of 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the note or (B) the date of conversion into shares of Class A common stock. The Company may not issue shares to the extent such issuances would result in an aggregate number of shares of Class A common stock exceeding 19.99% of the total shares of Class A common stock issued and outstanding as of the date of issuance of the note, in accordance with the rules and regulations of the NYSE unless the Company first obtains stockholder approval.

$20 Million Credit Agreement

On June 4, 2024 the Company entered into a Loan Agreement (the “Credit Agreement”) with two institutional investors (collectively, the “Lender”). The Credit Agreement provides for an unsecured, non-revolving credit facility with an aggregate draw limit of $20.0 million. However, the Company is restricted to having no more than $2.0 million in principal amount of outstanding advances at any given time under the Credit Agreement. As of December 31, 2024, $2.0 million has been advanced, exclusive of a $0.4 million OID.

All loans under the Credit Agreement will be evidenced by a promissory note. The Lender made an advance to the Company of $1.5 million on the execution date. The advances were due December 4, 2024, however, per the terms of the Credit Agreement as the Company had executed an equity line of credit agreement relating to the sale of shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”), has an effective registration statement relating thereto, the maturity date was automatically extended until June 4, 2025. The Lender is not obligated to make any further advances under the Credit Agreement after the maturity date. Advances under the Credit Agreement will include the addition of an OID of 20% to the amount of each advance and all advances will bear interest at the rate of 15.0% per annum and may be repaid at any time without penalty or premium. Amounts outstanding under the Credit Agreement are included in “Other” in the table above.

The obligations of the Company under the Credit Agreement are secured by a guaranty provided by Milton C. Ault, the Executive Chairman of the Company.

Circle 8 Revolving Credit Facility

On October 16, 2024, Circle 8 was in default related to reporting requirements under the terms of their revolving credit facility. Circle 8 was able to obtain waivers to cure the event of default and defer the requirements until May 31, 2025.

Amendment to AGREE Secured Construction Loans

The AGREE secured construction loans with an original due date of January 1, 2025, were amended on February 2, 2025, whereby AGREE agreed to pay monthly installments of interest only based on an annualized interest rate of Term SOFR plus 4.75%. In addition, AGREE agreed to make principal payments of $1.0 million in June 2025 and $2.0 million in September 2025 and December 2025 with the balance due March 1, 2026. AGREE has defaulted by failure to make timely payments per the amended payment terms.

Notes Payable Maturities

Principal maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of December 31, 2024 were:

Year
2025	$95,768,000
2026	794,000
2027	110,000
$96,672,000

Interest Expense

Interest expense includes amounts incurred on notes payable, convertible notes payable, and notes payable to related parties. The components of interest expense for the years ended December 31, 2024 and 2023 were as follows:

	For the Year Ended
	December 31,
	2024	2023
Contractual interest expense	$11,925,000	$17,338,000
Forbearance fees	2,214,000	5,469,000
Amortization of debt discount	5,532,000	21,507,000
Total interest expense	$19,671,000	$44,314,000

25. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at December 31, 2024 and 2023, were comprised of the following:

	Interest rate	Effective rate	Due date	December 31, 2024	December 31, 2023
Notes from officers - Hyperscale Data	18%	18%	-	$-	$98,000
Notes from officers - TurnOnGreen	14%	14%	Past due	46,000	51,000
Notes from board member - ROI	No interest	No interest	Upon demand	-	90,000
Ault & Company advances	No interest	No interest	Upon demand	-	1,909,000
Other related party advances	No interest	No interest	Upon demand	118,000	227,000
Total notes payable				$164,000	$2,375,000

Ault & Company Loan Agreement

On June 8, 2023, the Company entered into a loan agreement with Ault & Company as lender. The loan agreement provides for an unsecured, non-revolving credit facility in an aggregate principal amount of up to $10 million. All loans under the loan agreement are due within five business days after request by Ault & Company. Ault & Company is not obligated to make any further advances under the loan agreement after December 8, 2023. Advances under the loan agreement bear interest at the rate of 9.5% per annum and may be repaid at any time without penalty or premium. A total of $4.6 million was advanced under the loan agreement and was exchanged for a senior secured convertible promissory note with Ault & Company (see Note 27).

In August 2023, Ault & Company assumed $11.6 million of secured promissory notes previously issued by the Company for which the Company has issued term notes to Ault & Company in the same amount. One term note has a principal amount of $1.1 million and bears interest at 12% and the second term note has a principal amount of $10.5 million and bears interest at 10%. These assumed loans were exchanged for a senior secured convertible promissory note with Ault & Company (see Note 27).

Summary of interest expense, related party, recorded within interest expense on the consolidated statement of operations:

	For the Year Ended
	December 31,
	2024	2023
Interest expense, related party	$22,000	$-

26. CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2024 and 2023, were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	December 31, 2024	December 31, 2023
Convertible promissory note –OID only, in default	90% of 5-day VWAP	OID Only	33.1%	September 28, 2024	$393,000	$1,673,000
10% OID convertible promissory note, in default	$5.80	15%	39.5%	October 19, 2024	5,020,000	-
AVLP convertible promissory notes, principal	$0.35 (AVLP stock)	7%	8.9%	August 22, 2025	9,911,000	9,911,000
ROI senior secured convertible note, in default	$0.11 (ROI stock)	OID Only	26.6%	April 27, 2024	4,245,000	6,513,000
Fair value of embedded conversion options					-	910,000
Total convertible notes payable					19,569,000	19,007,000
Less: unamortized debt discounts					-	(2,179,000)
Total convertible notes payable, net of financing cost, long term					$19,569,000	$16,828,000
Less: current portion					(19,569,000)	(7,375,000)
Convertible notes payable, net of financing cost – long-term portion					$-	$9,453,000

(1)	Includes forbearance and extension fees and OID costs that are amortized to interest expense over the life of the notes.

10% OID Convertible Promissory Note

On July 18, 2024, the Company entered into a note purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which the Investor purchased from the Company, on July 19, 2024, in a registered direct offering, a $5.4 million 10% OID Convertible Promissory Note (the “Note”). The Note was sold to the Investor for a purchase price of $4.9 million, which included an OID of $0.5 million. The Note accrues interest at the rate of 15%. The Note matured on October 19, 2024 and is in default as of October 20, 2024. The Note is convertible into shares of Class A common stock at a conversion price of $5.80 per share.

During the year ended December 31, 2024, the Investor converted $1.2 million of the Note into 0.2 million shares of Class A common stock that had a fair value of $1.5 million at the time of conversion and the Company recognized a $0.3 million loss on extinguishment of debt.

In December 2024, the Company and the Investor entered into a forbearance agreement pursuant to which the Investor agreed to forebear through the close of business on December 31, 2024, from exercising the rights and remedies it is entitled in consideration for the Company’s agreement to issue a convertible promissory note in the amount of $0.9 million (the “Forbearance Note”).

In February 2025, the Company and the Investor entered into an amended and restated forbearance agreement pursuant to which the Investor agreed to forebear through the close of business on May 15, 2025, from exercising the rights and remedies it is entitled in consideration for the Company’s agreement to issue to the Investor an amended and restated convertible promissory note in the amount of $3.5 million (the “A&R Forbearance Note”), consisting of (i) the amount then due under the Forbearance Note of $0.9 million, (ii) a forbearance extension fee of $0.3 million and (iii) a true-up amount of $2.3 million. Subject to the approval by the NYSE and the Company’s stockholders, the A&R Forbearance Note is convertible into shares of Class A common stock at a conversion price equal to $2.00, subject to adjustment. The A&R Forbearance Note accrues interest at the rate of 18% per annum and matures on May 15, 2025.

6% Convertible Promissory Notes

On March 11, 2024, the Company entered into a note purchase agreement with two institutional investors pursuant to which the investors agreed to acquire, and the Company agreed to issue and sell in a registered direct offering to the investors an aggregate of $2.0 million convertible promissory notes, bearing interest of 6%. The convertible promissory notes were converted into shares of Class A common stock in May 2024 at a conversion price of $12.25 per share and the Company recognized a $0.7 million loss on extinguishment of debt.

ROI Gain on Extinguishment of Senior Secured Convertible Notes

During the year ended December 31, 2024, ROI converted $2.3 million of ROI senior secured convertible notes that had a fair value of $0.9 million at the time of conversion and recognized a $1.4 million gain on extinguishment of debt.

Contractual Maturities

Principal maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of December 31, 2024, were:

Year	Principal
2025	$19,569,000
$19,569,000

27. SENIOR SECURED CONVERTIBLE NOTE, RELATED PARTY

On October 13, 2023 (the “A&C Closing Date”), the Company entered into a note purchase agreement with Ault & Company, pursuant to which the Company sold to Ault & Company (i) a senior secured convertible promissory note in the principal face amount of $17.5 million (the “2023 Note”) and warrants (the “Warrants”) to purchase shares of the Company’s common stock for a total purchase price of up to $17.5 million.

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

The 2023 Note had a principal face amount of $17.5 million and had a maturity date of October 12, 2028 (the “Maturity Date”). The 2023 Note bore interest at the rate of 10% per annum. The 2023 Note was repaid in full in December 2023 and the Company recorded a $4.2 million loss on extinguishment for the year ended December 31, 2023.

The Warrants grant Ault & Company the right to purchase 0.1 million shares of common stock. The Warrants have a five-year term, expiring on the fifth anniversary of the A&C Closing Date, and become exercisable on the first business day after the six-month anniversary of the A&C Closing Date. The exercise price of the Warrants is $160.74, which is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events.

The Company elected the fair value option and utilized a Monte-Carlo simulation at inception to value the 2023 Note. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including held to maturity and subsequent preferred stock offering and various simulated paths, were utilized to estimate the fair value at $17.8 million or approximately the principal amount outstanding as of inception. The value of the 2023 Note was calculated as the average present value over 25,000 simulated paths. Given the 2023 Note was fully satisfied in connection with issuance of the Series C Preferred Stock, the Company calculated the fair value on the date of extinguishment as the total principal plus accrued interest outstanding.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

2023 Note	Amounts
Principal outstanding at valuation date	$17.5 million
Volatility	80%
Interest rate	10.0%
Risk-free interest rate range	4.7% to 5.6%
Estimated yield	19.5% to 21.0%

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

In addition to a 21% discount for lack of marketability, significant inputs associated with the calculation of the fair value of the Warrants included the following:

Contractual term in years	5.0
Volatility	167.3%
Dividend yield	0%
Risk-free interest rate	4.7%

The rollforward of the 2023 Note is as follows:

2023 Note	Total
Balance as of December 31, 2022	$-
Exchange of loan agreement with Ault & Company	4,625,000
Ault & Company note from exchange of 12% demand promissory note	1,100,000
Ault & Company note from exchange of 10% demand promissory note	10,545,000
Exchange of Series B convertible preferred stock	1,250,000
Cash payments of senior secured convertible promissory note	(150,000)
Payment from issuance of Series C Preferred Stock	(17,370,000)
Balance as of December 31, 2023	$-

28. COMMITMENTS AND CONTINGENCIES

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

Arena Litigation

Arena Investors, LP (ROI Litigation)

On May 30, 2024, Arena Investors, LP (“Arena”), in its capacity as collateral agent for five noteholders, filed a Complaint (the “ROI Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and ROI, in action captioned Arena Investors, LP v. Ault Alliance, Inc. and RiskOn International, Inc., Index No. 652792/2024.

This litigation relates to the $4.2 million ROI senior secured convertible note disclosed in Note 26.

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

On July 31, 2024, the Company and ROI filed a motion to dismiss seeking to partially dismiss the ROI Complaint, as against the Company, and to dismiss the ROI Compliant, in its entirety, as against ROI.

On or about January 21, 2025, the Court entered an order denying the part of the motion which sought partial dismissal of the ROI Complaint, as against Company, and granting the part of the motion which sought dismissal of the ROI Complaint, in its entirety, as against ROI.

On February 18, 2025, the Company filed an Answer to the ROI Complaint and asserted numerous affirmative defenses.

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

The Company had accrued loss contingencies related to litigation matters of $2.3 million as of December 31, 2024 and 2023.

29. STOCKHOLDERS’ EQUITY

Class A Common Stock

Class A common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

Class B Common Stock

The Class B common stock is identical to the Class A common stock, with the exception that each share thereof carries 10 times the voting power of a share of Class A common stock. The Class B common stock is convertible at any time into Class A common stock on a one-for-one basis.

Distribution of Class B Common Stock to Class A Common and Series C Preferred Stockholders

On November 15, 2024, the Company announced the distribution of 5.0 million shares of its Class B common stock to all holders of its Class A common stock and Series C Convertible Preferred Stock on an as-converted basis. The record date for this dividend was November 29, 2024, and the payment date was December 16, 2024.

Preferred Stock

Preferred stock as of December 31, 2024 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at December 31, 2024
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	8,096,000	323,835
Series E Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	-	-
Unallocated			18,400,000
Total			25,000,000	$75,521,000	2,029,450

Preferred stock as of December 31, 2023 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at December 31, 2023
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	41,500,000	41,500
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	10,630,000	425,197
Unallocated			21,925,000
Total			25,000,000	$52,306,000	473,737

The Company is authorized to issue 25.0 million shares of preferred stock, $0.001 par value. As of December 31, 2024, the rights, preferences, privileges and restrictions on the remaining authorized 18.4 million shares of preferred stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

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

Distribution of Series E Preferred Stock to Class A Common and Series C Preferred Stockholders

On November 13, 2024, the Company announced the distribution of 0.7 million shares of its Series E Preferred Stock, a $16.3 million stated value, to holders of Class A common stock and Series C preferred stock on an as-converted basis. The record date for this dividend was November 26, 2024, and the payment date was December 9, 2024.

Series F Preferred Stock

On November 22, 2024, the Company filed a Certificate of Designation, Rights and Preferences with the Secretary of State of the State of Delaware to establish the preferences, voting powers, limitations as to dividends or other distributions, qualifications, terms and conditions of redemption and other terms and conditions of the Company’s Series F Exchangeable Preferred Stock (the “Series F Preferred Stock”). The following is a summary description of those terms and the general effect of the issuance of the shares of Series F Preferred Stock on the Company’s other classes of registered securities.

There are 1.0 million shares of the Series F Preferred Stock designated.

Each share of Series F Preferred Stock is exchangeable, at the option of its holder, into (i) 10 shares of Class A Common Stock of Ault Capital Group, Inc., a Nevada corporation and currently a wholly owned subsidiary of the Company (“ACG”) and (ii) five shares of Class B Common Stock of ACG at any time beginning on the later of (i) one year after issuance of the Series F Preferred Stock and (ii) the date of the registration under the Securities Act of all of the shares of Ault Class A Common Stock and Ault Class B Common Stock issuable upon the Exchange of the Series F Preferred Stock.

The Series F Preferred Stock will, as to rights as to the distribution of assets upon the Company’s liquidation, dissolution or winding-up, rank: (1) senior to all classes or series of Common Stock and to all other equity securities issued by the Company other than equity securities referred to in clauses (2) and (3); (2) on parity with any future class or series of the Company’s equity securities expressly designated as ranking on parity with the Series F Preferred Stock, (3) junior to the Company’s Series A Cumulative Redeemable Perpetual Preferred Stock, Series C Convertible Preferred Stock, Series D Preferred Stock and Series E Cumulative Redeemable Perpetual Preferred Stock; and all equity securities issued by the Company expressly designated as ranking senior to the Series F Preferred Stock; and (4) junior to all the Company’s existing and future indebtedness.

Distribution of Series F Preferred Stock to Class A Common and Series C Preferred Stockholders

On November 26, 2024, the Company announced the distribution of 1.0 million shares of its Series F Exchangeable Preferred Stock to holders of its Class A Common Stock and Series C Convertible Preferred Stock. The record date for this dividend was December 13, 2024, and the payment date was December 23, 2024.

Series G Convertible Preferred Stock

On December 21, 2024, the Company filed a Certificate of Designation (the “Series G Certificate of Designation”), which was amended on February 5, 2025, with the Secretary of State of Delaware to establish the rights and preferences of the Series G Convertible Preferred Stock (the “Series G Preferred Stock”). Each share has a stated value of $1,000.00 and is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.10 per share or (ii) the lesser of (A) $6.74 or (B) 105% of the volume weighted average price for the ten trading days prior to conversion. The conversion price is subject to adjustments for certain dilutive events.

Holders of Series G Preferred Stock vote with common stockholders on an as-converted basis, subject to a voting floor price of $6.244 (as amended from $5.38). The stock ranks senior to Series A, D, E, and F Preferred Stock in liquidation but is on parity with Series C Preferred Stock.

Series G Preferred Stock stockholders receive cumulative cash dividends at an annual rate of 9.5% ($95.00 per share), payable monthly. For the first two years, the Company may elect to pay dividends in Class A common stock at the conversion price. If dividends are in arrears, the rate increases to 12% per annum, payable in cash, additional Series G Preferred Stock, or, if applicable, freely tradeable Class A common stock.

In the event of liquidation, holders receive the stated value before distributions to junior classes. A change of control is treated as a liquidation event.

Series G Preferred Stock Sales Agreement with Ault & Company

On December 21, 2024, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Ault & Company pursuant to which the Company agreed to sell to Ault & Company up to 25,000 shares of Series G Preferred Stock and warrants (the “Series G Warrants”) to purchase shares of Class A common stock for a total purchase price of up to $25.0 million. There were no sales under the Agreement during the year ended December 31, 2024.

At closing, the Company will issue the Purchaser the Series G Warrants, which grant Ault & Company the right to purchase a specified number of shares of Class A common stock (the “Warrant Shares”). The exercise price of the Series G Warrants is $5.92 (the “Exercise Price”) and the number of Warrant Shares is 4.2 million, which is the figure derived by dividing the actual investment amount by the Exercise Price. The Exercise Price is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events.

The Series G Warrants have a five-year term, expiring on the fifth anniversary of issuance, and become exercisable on the first business day after the six-month anniversary of issuance.

Between January and April 2025, the Company sold to Ault & Company an aggregate of 960 shares of Series G Convertible Preferred Stock and Series G Warrants to purchase 0.2 million shares of Class A common stock, for a purchase price of $1.0 million.

Series C Convertible Preferred Stock

On December 14, 2023, pursuant to the securities purchase agreement the Company entered into with Ault & Company, dated as of November 6, 2023, the Company sold to Ault & Company, in three separate closings that occurred on the closing date, an aggregate of 41,500 shares of Series C Preferred Stock and warrants (the “Series C Warrants”) to purchase 0.4 million shares of Class A common stock, for a total purchase price of $41.5 million.

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

Pursuant to the Loan Agreement, the Guarantors, as well as Milton C. Ault, III, the Company’s Executive Chairman and the Chief Executive Officer of Ault & Company, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) 19,226 Antminers (the “Miners”), (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Third Avenue, Ault Energy, LLC, the Company’s wholly owned subsidiary, Ault Disruptive, Eco Pack Technologies, Inc., the Company’s wholly owned subsidiary, and Circle 8 Holdco, (iii) a mortgage and security agreement by Third Avenue on the Florida Property, (iv) a future advance mortgage by ACS on the real estate property owned by ACS in Dowagiac, Michigan (the “Michigan Property”), (v) an aircraft mortgage and security agreement by Ault Aviation on a private aircraft owned by Ault Aviation (the “Aircraft”), and (vi) deposit account control agreements over certain bank accounts held by certain of the Company’s subsidiaries.

In addition, pursuant to the Loan Agreement, the Company agreed to establish a segregated deposit account (the “Segregated Account”), which would be used as a further guarantee of repayment of the Secured Notes. $3.5 million of cash was paid into the Segregated Account on the closing date. The Company was required to have the minimum balance in the Segregated Account be not less than $7 million, $15 million, $20 million and $27.5 million on the four-month, nine-month, one-year and two-year anniversaries of the closing date, respectively. In addition, starting on March 31, 2024, the Company was required to deposit $0.3 million monthly into the Segregated Account, which increased to $0.4 million monthly starting March 31, 2025. Further, the Company agreed to deposit into the Segregated Account, (i) up to the first $7 million of net proceeds, if any, from the sale of the Hilton Garden Inn in Madison West, the Residence Inn in Madison West, the Courtyard in Madison West, and the Hilton Garden Inn in Rockford; (ii) 50% of cash dividends (on a per dividend basis) received from Circle 8 on or after June 30, 2024; (iii) 30% of the net proceeds from any bond offerings the Company conducts, which shall not exceed $9 million in the aggregate; and (iv) 25% of the net proceeds from cash flows, collections and revenues from loans or other investments made by Ault Lending (including but not limited to sales of loans or investments, dividends, interest payments and amortization payments), which shall not exceed $5 million in the aggregate. In addition, if the Company decides to sell certain assets, the Company further agreed to deposit funds into the Segregated Account from the sale of those assets, including, (i) $15 million from the sale of the Florida Property, (ii) $11 million from the sale of the Aircraft, (iii) $17 million from the sale of the Michigan Property, (iv) $350 per Miner, subject to a de minimis threshold of $1 million, and (v) $10 million from the sale of Circle 8.

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

The guarantee written by the Company represents a variable interest in Ault & Company. Ault & Company, founded in 2015, is a private holding company focused on acquiring undervalued assets and disruptive technologies within the commercial, defense, aerospace, industrial, hospitality, technology and real estate sectors. Mr. Ault is the Founder and Executive Chairman of its Board of Directors. Ault & Company has demonstrated its ability to raise capital independently, on a limited basis, however given the nature of its strategic investment policy, there is no requirement for it to raise additional capital until and unless a strategic opportunity presents itself that requires additional capital. The nature and amount of the financing that the Company guaranteed indicates that Ault & Company’s lender required the Company’s collateral and support to close the December 2023 financing.

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

During the year ended December 31, 2024, the Company sold to Ault & Company an aggregate of 8,500 shares of Series C Preferred Stock and Warrants to purchase 0.1 million shares of Class A common stock, for a total purchase price of $8.5 million, respectively.

Amendments to Loan and Guarantee Agreement

On September 17, 2024, the loan and guarantee agreement, dated as of December 14, 2023, as amended, pursuant to which the Company has guaranteed financial obligations of Ault & Company borrowings, was amended regarding the Company’s obligations to fund the restricted cash Segregated Account.

The Company agreed to deposit in the Segregated Account: (i) $0.4 million monthly commencing on September 30, 2024 and ending on February 28, 2025; and (ii) $0.5 million monthly commencing on March 31, 2025 and ending on the earlier of the term loan maturity date, prepayment of the term loan in full or the date on which the balance of the Segregated Account exceeds 110% of the outstanding balance of the term loan. As of December 31, 2024, the Company had deposited $18.4 million in the Segregated Account.

On March 7, 2025 the loan and guarantee agreement, dated as of December 14, 2023, as amended, pursuant to which the Company has guaranteed financial obligations of Ault & Company borrowings, was further amended regarding the Company’s obligations to fund the restricted cash Segregated Account.

Pursuant to the March 7, 2025 amendment, the Company agreed to deposit in the Segregated Account: (i) $0.2 million monthly commencing on April 11, 2025 and ending on June 11, 2025; and (ii) $0.4 million monthly commencing on July 11, 2025 and ending on the earlier of the term loan maturity date, prepayment of the term loan in full or the date on which the balance of the Segregated Account exceeds 110% of the outstanding balance of the term loan.

Common ATM Offering

During the year ended December 31, 2024, the Company sold an aggregate of 0.7 million shares of Class A common stock pursuant to the At-The-Market issuance sales agreement, as amended, entered into with Ascendiant Capital Markets, LLC in 2023 (the “2023 Common ATM Offering”) for gross proceeds of $14.6 million.

ELOC Purchase Agreement

On June 20, 2024, the Company entered into a purchase agreement, as amended on November 1, 2024 (the “ELOC Purchase Agreement”) with Orion Equity Partners, LLC (“Orion”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct Orion to purchase up to an aggregate of $37.5 million of shares of Series D Preferred Stock over the 36-month term of the ELOC Purchase Agreement at a purchase price equal to 94.5% of the average closing stock price during the seven consecutive trading days immediately preceding a given purchase date.

The ELOC Purchase Agreement may be terminated by the Company at any time after commencement, at its discretion, provided that at the time of termination, the Company does not have any outstanding amounts owed to the Lenders, who are affiliates of Orion, pursuant to the Credit Agreement.

During the year ended December 31, 2024, there were no purchases under the ELOC Purchase Agreement.

30. INCOME TAXES

The following is a geographical breakdown of income/loss from continuing operations before the provision for income tax, for the years ended December 31, 2024 and 2023:

	2024	2023
Pre-tax loss
U.S. Federal	$(58,979,000)	$(240,483,000)
Foreign	(2,724,000)	(83,000)
Total	$(61,703,000)	$(240,566,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2024	2023
Deferred tax asset:
Allowance for doubtful accounts	$502,000	$314,000
Unrealized losses	14,603,000	13,172,000
Obsolete inventory	-	351,000
Stock compensation	4,192,000	13,383,000
Other carryforwards	-	-
Net operating loss carryforwards	55,001,000	86,565,000
Lease liability	790,000	770,000
Impairment	32,626,000	29,701,000
Accrued expenses	1,823,000	2,228,000
Interest expense	16,293,000	14,713,000
Outside basis difference	3,325,000	9,308,000
Intangible assets, net	9,000	50,000
Other	1,563,000	1,356,000
Total deferred tax asset	130,727,000	171,911,000

Deferred tax liability:
Right-of-use assets	(734,000)	(678,000)
Fixed assets, net	(15,514,000)	(15,226,000)
Total deferred income tax liabilities	(16,248,000)	(15,904,000)

Net deferred income tax assets	114,479,000	156,007,000
Valuation allowance	$(114,479,000)	$(156,007,000)
Deferred tax asset (liability), net	$-	$-

At December 31, 2024, the Company had federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $191.9 million related to the years after December 31, 2017 that do not have an expiration under current tax law and $8.2 million related to the years before January 1, 2018 subject to expiration after application of limitation set forth in Section 382 of the Internal Revenue Code (“§382”). The Company had state NOLs for income tax purposes of approximately $238.2 million as of December 31, 2024. The state NOLs may be used to offset future taxable income and will begin to expire in 2029, unless previously utilized. In accordance with §382, future utilization of the Company’s NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. The Company also maintains NOLs in various foreign jurisdictions.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all positive and negative evidence, including the Company’s generation of NOLs in current and prior periods, there is substantial doubt regarding the Company’s ability to utilize its deferred tax assets, therefore, the Company recorded a full valuation allowance. For the year ended December 31, 2024, the valuation allowance decreased by $41.5 million.

The net income tax provision (benefit) on continuing operations consisted of the following:

	2024	2023
Current
U.S. Federal	$51,000	$424,000
U.S. State	5,000	(103,000)
Foreign	-	-
Total current provision	56,000	321,000
Deferred
U.S. Federal	-	-
U.S. State	-	27,000
Foreign	-	-
Total deferred provision	-	27,000
Total provision for income taxes	$56,000	$348,000

The Company’s effective tax rates were (0.1)% and (0.1)% for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. The reconciliation of income tax attributable to operations computed at U.S. Federal statutory income tax rates of 21% to income tax expense is as follows:

	2024	2023
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	8.2%	-1.5%
Effect of change in valuation allowance	79.6%	-19.1%
Permanent differences	2.6%	1.4%
Goodwill impairment	-	-2.2%
IRC Section 162(m) compensation limitation	-	0.0%
Excess tax benefit - windfall/(shortfall)	-	-0.3%
Deconsolidation adjustments	-110.5%	-
Foreign rate differential	0.1%	-
Other	-1.1%	0.5%
Income tax benefit	-0.1%	-0.1%

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2024 and 2023, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

31. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of Class A common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for Class A common stock, consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Convertible preferred stock	9,142,000	9,000
Class B common stock	4,999,000	-
Convertible notes	882,000	2,000
Warrants	477,000	16,000
Total	15,500,000	27,000

32. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of December 31, 2024 and 2023; see Note 1 for a brief description of the Company’s business. The Company’s Chief Operating Decision Maker (“CODM”) is its Executive Chairman, Mr. Ault. The performance measure of the Company’s reportable segments is primarily income or (loss) from operations. Income or (loss) from operations for each segment includes all revenues, cost of revenues, gross profit and other operating expenses directly attributable to the segment. The CODM is also provided with key non-cash expenses by segment, including depreciation and amortization, impairment of property and equipment and impairment of goodwill and intangible assets. These financial metrics are used for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment.

The “Holding Co.” column includes financial results that are not allocated to a specific reportable segment but are primarily generated within the holding company entity.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the year ended December 31, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue	$4,913,000	$-	$-	$-	$116,000	$253,000	$2,523,000	$7,805,000
Revenue, crypto assets mining	-	-	30,598,000	-	-	-	-	30,598,000
Revenue, hotel and real estate operations	-	-	876,000	18,015,000	-	-	-	18,891,000
Revenue, crane operations	-	-	-	-	47,475,000	-	-	47,475,000
Revenue, lending and trading activities	-	1,893,000	-	-	-	-	-	1,893,000
Total revenue	4,913,000	1,893,000	31,474,000	18,015,000	47,591,000	253,000	2,523,000	106,662,000
Cost of revenue	2,647,000	(1,205,000)	34,338,000	12,928,000	31,411,000	1,086,000	1,240,000	82,445,000
Gross profit (loss)	2,266,000	3,098,000	(2,864,000)	5,087,000	16,180,000	(833,000)	1,283,000	24,217,000
Operating expenses
Research and development	1,008,000	-	-	-	-	10,003,000	-	11,011,000
Selling and marketing	1,293,000	-	-	-	-	12,726,000	-	14,019,000
General and administrative	4,038,000	(5,556,000)	(746,000)	4,830,000	16,267,000	-	16,412,000	35,245,000
Impairment of property and equipment	-	-	10,500,000	8,946,000	-	-	-	19,446,000
Impairment of goodwill and intangible assets	-	-	-	-	1,500,000	-	-	1,500,000
Total operating expenses	6,339,000	(5,556,000)	9,754,000	13,776,000	17,767,000	22,729,000	16,412,000	81,221,000
(Loss) income from operations	$(4,073,000)	$8,654,000	$(12,618,000)	$(8,689,000)	$(1,587,000)	$(23,562,000)	$(15,129,000)	(57,004,000)
Other income (expense):
Interest and other income								2,236,000
Interest expense								(19,671,000)
Gain on conversion of investment in equity securities to marketable equity securities								17,900,000
Gain on extinguishment of debt								2,981,000
Loss from investment in unconsolidated entity								(1,958,000)
Impairment of equity securities								(6,266,000)
Gain on the sale of fixed assets								79,000
Total other expense, net								(4,699,000)
Loss before income taxes								$(61,703,000)

Depreciation and amortization expense	$98,000	$-	$14,879,000	$2,735,000	$4,641,000	$74,000	$2,010,000	$24,437,000

Interest expense	$-	$(97,000)	$(125,000)	$(6,039,000)	$(2,808,000)	$(3,879,000)	$(6,723,000)	$(19,671,000)

Capital expenditures for the year ended December 31, 2024	$53,000	$-	$1,697,000	$797,000	$2,023,000	$157,000	$101,000	$4,828,000

Segment identifiable assets as of December 31, 2024	$3,050,000	$6,676,000	$35,260,000	$69,130,000	$45,524,000	$1,130,000	$59,701,000	$220,471,000

Segment information for the year ended December 31, 2023:

	TurnOnGreen	Fintech	Sentinum	SMC	AGREE	Energy	ROI	Holding Co.	Total
Revenue	$4,201,000	$-	$-	$31,557,000	$-	$899,000	$305,000	$-	$36,962,000
Revenue, crypto assets mining	-	-	33,107,000	-	-	-	-	-	33,107,000
Revenue, hotel and real estate operations	-	-	1,416,000	-	16,161,000	-	-	-	17,577,000
Revenue, crane operations	-	-	-	-	-	49,198,000	-	-	49,198,000
Revenue, lending and trading activities	-	(1,998,000)	-	-	-	-	-	-	(1,998,000)
Total revenue	4,201,000	(1,998,000)	34,523,000	31,557,000	16,161,000	50,097,000	305,000	-	134,846,000
Cost of revenue	3,306,000	1,180,000	36,446,000	23,971,000	12,300,000	30,686,000	2,173,000	-	110,062,000
Gross profit (loss)	895,000	(3,178,000)	(1,923,000)	7,586,000	3,861,000	19,411,000	(1,868,000)	-	24,784,000
Operating expenses
Research and development	418,000	-	-	-	-	-	4,000,000	-	4,418,000
Selling and marketing	1,446,000	-	-	3,345,000	-	-	26,862,000	-	31,653,000
General and administrative	3,412,000	238,000	171,000	11,213,000	3,383,000	13,857,000	7,487,000	28,439,000	68,200,000
Impairment of property and equipment	-	-	-	-	8,284,000	14,025,000	4,136,000	-	26,445,000
Impairment of goodwill and intangible assets	-	-	-	-	-	42,880,000	-	-	42,880,000
Impairment of mined crypto assets	-	-	489,000	-	-	-	-	-	489,000
Total operating expenses	5,276,000	238,000	660,000	14,558,000	11,667,000	70,762,000	42,485,000	28,439,000	174,085,000
Loss from operations	$(4,381,000)	$(3,416,000)	$(2,583,000)	$(6,972,000)	$(7,806,000)	$(51,351,000)	$(44,353,000)	$(28,439,000)	(149,301,000)
Other income (expense):
Interest and other income									4,444,000
Interest expense									(44,314,000)
Other expense, guarantee									(35,400,000)
Loss on extinguishment of debt									(7,322,000)
Loss on extinguishment of debt, related party									(4,164,000)
Loss from investment in unconsolidated entity									(302,000)
Loss on deconsolidation of subsidiary									(3,040,000)
Impairment of equity securities									(9,555,000)
Change in fair value of warrant liability									6,319,000
Gain on the sale of fixed assets									2,069,000
Total other expense, net									(91,265,000)
Loss before income taxes									$(240,566,000)

Depreciation and amortization expense	$93,000	$-	$18,295,000	$884,000	$2,074,000	$4,377,000	$173,000	$2,056,000	$27,952,000

Interest expense	$124,000	$-	$221,000	$338,000	$7,898,000	$2,344,000	$4,383,000	$29,006,000	$44,314,000

Capital expenditures for the year ended December 31, 2023	$145,000	$-	$2,019,000	$383,000	$6,347,000	$3,603,000	$479,000	$1,766,000	$14,742,000

Segment identifiable assets as of December 31, 2023	$4,717,000	$17,027,000	$59,903,000	$-	$90,991,000	$51,254,000	$9,920,000	$32,716,000	$266,528,000
Assets of discontinued operations									32,367,000
Total identifiable assets as of December 31, 2023									$298,895,000

33. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	December 31,	December 31,	For the Year Ended December 31,
	2024	2023	2024	2023
Customer A	*	*	23%	13%
Customer B	19%	17%	*	*
Customer C	10%	13%	*	*

*	less than 10%

34. SUBSEQUENT EVENTS

Issuances of Series D Preferred Stock

From January 1, 2025 through April 14, 2025, the Company issued a total of 135,957 shares of its Series D preferred stock for the settlement of ELOC advances totaling $2.0 million.

OID Only Term Note

On January 14, 2025, the Company entered into a term note agreement with institutional investors for $2.5 million. The term note was issued at a discount, with net proceeds to the Company of $2.2 million. The term note does not accrue any interest. The term note was scheduled to mature on March 1, 2025. The term note is guaranteed by Mr. Ault.

15% Promissory Note

On March 7, 2025, the Company entered into a promissory note agreement with an institutional investor with a principal amount of $0.5 million and an interest rate of 15%. The maturity date of the promissory note is December 7, 2025. Mr. Ault entered into a personal guaranty agreement for the benefit of the investor.

March 2025 Convertible Promissory Note

On March 21, 2025 the Company entered into an exchange agreement with SJC Lending, LLC, a Delaware limited liability company (“SJC”), pursuant to which the Company issued to SJC a convertible promissory note in the principal face amount of $4.9 million (the “Note”) in exchange for the cancellation of the following notes the Company issued to Steve J. Caspi, the sole member of SJC, who transferred such notes to SJC, (i) a term note issued on January 14, 2025 in the principal face amount of $2.5 million, (ii) a promissory note issued on March 7, 2025 in the principal face amount of $0.5 million, (iii) a promissory note issued on March 12, 2025 in the principal face amount of $1.5 million and (iv) a promissory note issued on March 13, 2025 in the principal face amount of $0.3 million.

The Note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the Note) occurs, at which time the Note would accrue interest at 18% per annum. The Note will mature on December 31, 2025. The Note is convertible into shares of Class A common stock at any time after NYSE American (“NYSE”) approval of the Supplemental Listing Application (the “SLAP”) at a conversion price equal to the greater of (i) $0.40 per share (the “Floor Price”), which Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) the lesser of 75% of the VWAP (as defined in the Note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the Note or (B) the date of conversion into shares of Class A common stock, but not greater than $10.00 per share (the “Maximum Price”), which Maximum Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

Amendment to Securities Purchase Agreement

On March 30, 2025, the Company entered into an amendment to the (i) November 2023 Securities Purchase Agreement (the “SPA”) with Ault & Company and (ii) the related Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock, to (A) eliminate the ability of the purchaser to satisfy the purchase price for the securities through the surrender of a portion of the outstanding note, thereby requiring that all future closings under the SPA be funded solely in cash, and (B) extend the outside date by which the final closing may occur to March 31, 2025, subject to the purchaser’s right to further extend such date for an additional ninety (90) days.

April 2025 Convertible Promissory Note

On April 1, 2025, the Company issued to an institutional investor, a convertible promissory note in the principal face amount of $1.7 million (the “April 2025 Note”) in consideration for an advance of $1.5 million previously made by the investor to the Company (the “Transaction”). The April 2025 Note has a principal face amount of $1.7 million and was issued with an OID of 10%. The April 2025 Note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the April 2025 Note) occurs, at which time the April 2025 Note would accrue interest at 18% per annum. The April 2025 Note will mature on September 30, 2025. The April 2025 Note is convertible into shares of the Company’s class A common stock at any time after NYSE approval of the SLAP at a conversion price equal to the greater of (i) $0.40 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) the lesser of 75% of the VWAP (as defined in the April 2025 Note) of the Class A common stock during the five trading days immediately prior to the closing date or the date of conversion.

Series B Convertible Preferred Stock Securities Purchase Agreement

On March 31, 2025 (the “Execution Date”), the Company entered into a Securities Purchase Agreement (the “Series B Agreement”) with SJC, pursuant to which the Company agreed to sell to SJC up to 50,000 shares of Series B convertible preferred stock (the “Series B Convertible Preferred Stock”), which are convertible into the Company’s Class A common stock for a total purchase price of up to $50.0 million (the “Preferred Transaction”).

The consummation of the transactions contemplated by the Series B Agreement, specifically the conversion of the Series G Convertible Preferred Stock in an aggregate number in excess of 19.99% on the execution date of the Series B Agreement, are subject to various customary closing conditions as well as regulatory and stockholder approval.

The Series B Agreement contains customary termination provisions for the Purchaser under certain circumstances, and the Series B Agreement shall automatically terminate if the closing has not occurred prior to June 30, 2025, though such date may be extended by SJC as set forth in the Series B Agreement. The Series B Agreement provides that the Financing may be conducted through up to 49 closings.

The material terms of the Series B Agreement and the Series B Convertible Preferred Stock are summarized below.

Description of the Series B Agreement

Holders of the Series B Preferred Stock are entitled to written notice of stockholder meetings or written consents, along with related materials and information, in accordance with the Company’s Bylaws and the Delaware General Corporation Law.

The Series B Agreement provides that the Preferred Transaction shall be conducted through 49 separate Tranche Closings, provided, however, that the Investor has the ability, exercisable in its sole discretion, to purchase any number of shares of Series B Preferred Stock prior to the dates of the Tranche Closings provided for in the Series B Agreement. Pursuant to the Series B Agreement, the initial Tranche Closing, which will close promptly after SJC has converted out of certain convertible notes that it holds, will consist of the sale and issuance to SJC of 2,000 shares of Series B Preferred Stock for an aggregate of $2.0 million (the “Initial Tranche Closing”).

Pursuant to the Series B Agreement, SJC, provided certain closing conditions have been met, including that all underlying shares of Class A Comon Stock shall have been registered for resale under the Securities Act of 1933, as amended (the “Securities Act”), shall purchase up to 4,800 shares of Series B Preferred Stock on a monthly basis, with SJC being required to purchase 1,000 shares per month (each, a “Subsequent Tranche Closing”) until all shares of Series B Preferred Stock have been issued and sold to SJC.

Commencing on the Execution Date and continuing for a period of 90 days thereafter, neither the Company nor any subsidiary thereof shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or instruments convertible into, exercisable or exchangeable for such shares of Class A common stock, with certain exceptions.

Additionally, commencing on the Execution Date and continuing for a period of one year thereafter, the Company shall be prohibited from entering into a variable rate transaction.

From the Execution Date and continuing until the date that is two years therefrom, SJC shall have a right of first refusal with respect to any investment proposed to be made by any individual or entity for each and every future public or private equity offering, including a debt instrument convertible into equity of the Company during such period.

Description of the Series B Preferred Stock

Conversion Rights

Each share of Series B Preferred Stock has a stated value of $1,000 and is convertible into shares of Class A common stock (the “Conversion Shares”) at a at a conversion price equal the lesser of a 25% discount to the Company’s Volume Weighted Average Price during the five trading days immediately prior to (A) the Execution Date or (B) the date of conversion into shares of Class A common stock, but not greater than $10 per share (the “Maximum Price”), which Maximum Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions (the “Conversion Price”). Notwithstanding the foregoing, in no event shall the Series B Preferred Stock be convertible at less than $0.40 (the “Floor Price”). The Conversion Price is subject to adjustment in the event of an issuance of Class A common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Floor Price will under no circumstances be adjusted for stock dividends, stock splits, stock combinations or similar transactions.

Voting Rights

The holders of the Series B Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and the NYSE American (at times referred to as the “Exchange”), provided however, that for purposes of complying with Exchange regulations, the conversion price, for purposes of determining the number of votes the holder of Series B Convertible Preferred Stock is entitled to cast, shall not be lower than $2.44 (the “Voting Floor Price”), which represents the closing sale price of the Class A common stock on the trading day immediately prior to the Execution Date. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

Dividend Rights

The holders of Series B Convertible Preferred Stock are entitled to cumulative cash dividends at an annual rate of 15%, or $150 per share, based on the stated value per share. Dividends shall accrue from the date of the Initial Tranche Closing, for as long as any shares of Series B Preferred Stock remain issued and outstanding and are payable monthly in arrears. For the first two years, the Company may elect to pay the dividend amount in Class A common stock (the “PIK Shares”) rather than cash, with the number of shares of Class A common stock issued at the Conversion Price at the date that the dividend payment is due. Dividends will accrue regardless of the Company’s earnings or funds availability and will not exceed the full cumulative dividends.

Liquidation Rights

In the event of liquidation, dissolution, or winding up of the Company, the holders of Series B Preferred Stock have a preferential right to receive an amount equal to the stated value per share of Series B Preferred Stock before any distribution to other classes of capital stock, provided, however, that it ranks on a pari passu basis with the Series C Preferred Stock and the Series G Preferred Stock. If the assets are insufficient, the distribution will be prorated among the holders of Series B Preferred Stock, Series C Preferred Stock and Series G Preferred Stock. The remaining assets will be distributed pro rata to the holders of outstanding Capital Stock and all holders of Series B Preferred Stock as if they had converted their Series B Preferred Stock into Class A common stock. The Series B Preferred Stock rank senior over other classes of preferred stock, including the Series A, D, E and F Preferred Stock. Additionally, any transaction that constitutes a change of control transaction shall be deemed to be a liquidation under the Certificate of Designation of the Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”).

The Company may not issue Conversion Shares to the extent such issuances would result in an aggregate number of shares of Class A common stock exceeding 19.99% of the total shares of Class A common stock issued and outstanding as of the Execution Date, in accordance with the rules and regulations of the Exchange unless the Company first obtains stockholder approval (the “Stockholder Approval”). Pursuant to the Series B Agreement and as required by the Exchange, the Company agreed to file a proxy statement to obtain the Stockholder Approval.

