Form 10-Q
period 2025-03-31
Hyperscale Data, Inc.
filed 2025-05-20
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number 1-12711

HYPERSCALE DATA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Parkway, Suite 190

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

At May 19, 2025, the registrant had outstanding 2,227,566 shares of Class A common stock and 4,994,588 shares of Class B common stock.

HYPERSCALE DATA, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,241,000	$4,546,000
Restricted cash	20,371,000	20,476,000
Accounts receivable, net	9,154,000	6,165,000
Inventories	1,458,000	1,817,000
Investment in promissory notes and other, related party	19,816,000	20,802,000
Loans receivable, current	1,369,000	1,369,000
Prepaid expenses and other current assets	2,449,000	3,238,000
TOTAL CURRENT ASSETS	58,858,000	58,413,000

Intangible assets, net	1,718,000	1,844,000
Property and equipment, net	141,237,000	144,357,000
Right-of-use assets	4,258,000	3,697,000
Investments in common stock and equity securities, related party	2,181,000	2,190,000
Investments in other equity securities	2,804,000	2,802,000
Other assets	7,493,000	7,463,000
TOTAL ASSETS	$218,549,000	$220,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$52,537,000	$59,475,000
Operating lease liability, current	1,489,000	1,627,000
Notes payable, current	91,909,000	95,768,000
Notes payable, related party, current	200,000	164,000
Convertible notes payable, current	22,906,000	19,569,000
Guarantee liability	38,900,000	38,900,000
TOTAL CURRENT LIABILITIES	207,941,000	215,503,000

LONG-TERM LIABILITIES
Operating lease liability, non-current	2,989,000	2,269,000
Notes payable, non-current	829,000	904,000
TOTAL LIABILITIES	211,759,000	218,676,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	March 31,	December 31,
	2025	2024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value - 25,000,000 shares authorized; 2,160,267 and 2,029,450 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (liquidation preference of $79,630,000 as of March 31, 2025)	2,000	2,000
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 1,429,995 and 1,259,893 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,000	1,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 4,995,724 and 4,998,597 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5,000	5,000
Additional paid-in capital	672,082,000	668,817,000
Accumulated deficit	(665,692,000)	(628,950,000)
Accumulated other comprehensive loss	(88,000)	(668,000)
Treasury stock, at cost	-	(30,571,000)
TOTAL HYPERSCALE DATA STOCKHOLDERS’ EQUITY	6,310,000	8,636,000

Non-controlling interest	480,000	(6,546,000)

TOTAL STOCKHOLDERS’ EQUITY	6,790,000	2,090,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,549,000	$220,766,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue, crane operations	$13,769,000	$12,918,000
Revenue, crypto assets mining	5,198,000	11,447,000
Revenue, hotel and real estate operations	3,665,000	3,308,000
Revenue, lending and trading activities	(28,000)	9,099,000
Revenue, other	2,417,000	1,593,000
Total revenue	25,021,000	38,365,000
Cost of revenue, crane operations	8,247,000	7,715,000
Cost of revenue, crypto assets mining	7,031,000	8,544,000
Cost of revenue, hotel and real estate operations	2,844,000	2,817,000
Cost of revenue, lending and trading activities	-	-
Cost of revenue, other	1,616,000	1,101,000
Total cost of revenue	19,738,000	20,177,000
Gross profit	5,283,000	18,188,000
Operating expenses
Research and development	129,000	111,000
Selling and marketing	2,334,000	4,048,000
General and administrative	9,204,000	10,372,000
Total operating expenses	11,667,000	14,531,000
(Loss) income from operations	(6,384,000)	3,657,000
Other income (expense):
Interest and other income	240,000	523,000
Interest expense	(3,839,000)	(5,631,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	17,900,000
(Loss) gain on extinguishment of debt	(4,569,000)	1,405,000
Loss from investment in unconsolidated entity	-	(667,000)
Gain on deconsolidation of subsidiary	10,049,000	-
Provision for loan losses, related party	-	(3,068,000)
(Loss) gain on the sale of fixed assets	(161,000)	68,000
Total other expense, net	1,720,000	10,530,000
(Loss) income before income taxes	(4,664,000)	14,187,000
Income tax provision (benefit)	59,000	(1,000)
Net (loss) income from continuing operations	(4,723,000)	14,188,000
Net loss from discontinued operations	-	(3,336,000)
Net (loss) income	(4,723,000)	10,852,000
Net loss (income) attributable to non-controlling interest	518,000	(7,135,000)
Net (loss) income attributable to Hyperscale Data, Inc.	(4,205,000)	3,717,000
Preferred dividends	(1,966,000)	(1,260,000)
Net (loss) income available to common stockholders	$(6,171,000)	$2,457,000

Basic net (loss) income per common share:
Continuing operations	$(0.98)	$5.56
Discontinued operations	-	(3.20)
Net (loss) income per common share	$(0.98)	$2.36

Diluted net (loss) income per common share:
Continuing operations	$(0.98)	$5.55
Discontinued operations	-	(3.20)
Net (loss) income per common share	$(0.98)	$2.36

Weighted average common shares outstanding:
Basic	6,284,000	460,000
Diluted	6,284,000	1,043,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(6,171,000)	$2,457,000
Foreign currency translation adjustment	6,000	63,000
Other comprehensive income	6,000	63,000
Total comprehensive (loss) income	$(6,165,000)	$2,520,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2025

	Preferred Stock												Class A Common		Class B Common				Accumulated
	Series A		Series C		Series D		Series E		Series F		Series G		Stock		Stock		Additional		Other	Non-		Total
		Par		Par		Par		Par		Par		Par					Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2025	7,040	$-	50,000	$-	323,835	$-	649,998	$1,000	998,577	$1,000	-	$-	1,259,893	$1,000	4,998,597	$5,000	$668,817,000	$(628,950,000)	$(668,000)	$(6,546,000)	$(30,571,000)	$2,090,000
Issuance of Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	860	-	-	-	-	-	544,000	-	-	-	-	544,000
Fair value of warrants issued in connection with Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	316,000	-	-	-	-	316,000
Issuance of Series D preferred stock for cash	-	-	-	-	129,957	-	-	-	-	-	-	-	-	-	-	-	1,922,000	-	-	-	-	1,922,000
Class B common stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	2,873	-	(2,873)	-	-	-	-	-	-	-
Stock-based compensation																	67,000	-	-	-	-	67,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	167,229	-	-	-	417,000	-	-	-	-	417,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,205,000)	-	-	-	(4,205,000)
Series A preferred dividends ($0.62 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Series C preferred dividends ($23.57 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,179,000)	-	-	-	(1,179,000)
Series D preferred dividends ($1.06 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(413,000)	-	-	-	(413,000)
Series E preferred dividends ($0.57 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(370,000)	-	-	-	(370,000)
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,571,000)	-	-	30,571,000	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,000	-	-	6,000
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(518,000)	-	(518,000)
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	574,000	7,545,000	-	8,119,000
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,000)	-	-	(1,000)	-	(2,000)
BALANCES, March 31, 2025	7,040	$-	50,000	$-	453,792	$-	649,998	$1,000	998,577	$1,000	860	$-	1,429,995	$1,000	4,995,724	$5,000	$672,082,000	$(665,692,000)	$(88,000)	$480,000	$-	$6,790,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2024

	Preferred Stock										Accumulated
	Series A		Series C		Series D		Class A Common Stock		Additional		Other			Total
		Par		Par		Par			Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2024	7,040	$-	41,500	$-	425,197	$-	127,322	$-	$644,856,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000
Issuance of Series C preferred stock, related party for cash	-	-	2,000	-	-	-	-	-	1,818,000	-	-	-	-	1,818,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	182,000	-	-	-	-	182,000
Stock-based compensation	-	-	-	-	-	-	-	-	577,000	-	-	-	-	577,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	731,688	1,000	14,598,000	-	-	-	-	14,599,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	(513,000)	-	-	-	-	(513,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	1,485,000	-	1,485,000
Distribution to Circle 8 Crane Services, LLC (“Circle 8”) non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(170,000)	-	(170,000)
Conversion of RiskOn International Inc. (“ROI”) convertible note	-	-	-	-	-	-	-	-	-	-	-	863,000	-	863,000
Net income attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	3,717,000	-	-	-	3,717,000
Series A preferred dividends ($0.63 per share)	-	-	-	-	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Series C preferred dividends ($25.53 per share)	-	-	-	-	-	-	-	-	-	(992,000)	-	-	-	(992,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-	-	-	-	-	-	(264,000)	-	-	-	(264,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	36,000	-	-	36,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	7,135,000	-	7,135,000
Distribution of securities of TurnOnGreen, Inc. (“TurnOnGreen”) to Hyperscale Data Class A common stockholders ($5.70 per share)	-	-	-	-	-	-	-	-	(4,900,000)	-	-	4,900,000	-	-
Distribution of ROI investment in White River Energy Corp. (“White River”) to ROI stockholders	-	-	-	-	-	-	-	-	-	-	-	(19,210,000)	-	(19,210,000)
Net loss attributable to non-controlling interest of deconsolidated subsidiary												(891,000)		(891,000)
Other	-	-	-	-	(101,362)	-	-	-	(2,000)	(23,000)	-	-	-	(25,000)
BALANCES, March 31, 2024	7,040	$-	43,500	$-	323,835	$-	859,010	$1,000	$656,616,000	$(565,035,000)	$(2,061,000)	$6,069,000	$(30,571,000)	$65,019,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(4,723,000)	$10,852,000
Net loss from discontinued operations	-	(3,336,000)
Net (loss) income from continuing operations	(4,723,000)	14,188,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,201,000	5,638,000
Amortization of debt discount	1,105,000	3,754,000
Amortization of right-of-use assets	374,000	387,000
Stock-based compensation	67,000	1,435,000
Losses (gains) on the sale of fixed assets	161,000	(68,000)
Realized losses (gains) on the sale of crypto assets	35,000	(738,000)
Change in fair value of crypto assets	9,000	-
Revenue, crypto assets mining	(5,198,000)	(8,862,000)
Proceeds from the sale of crypto assets	5,227,000	8,634,000
Realized gains on sale of marketable securities	-	(17,900,000)
Unrealized losses (gains) on marketable securities	7,000	(8,899,000)
Unrealized losses (gains) on investments in common stock, related parties	17,000	(84,000)
Income from cash held in trust	-	(21,000)
Provision for loan losses	-	3,068,000
Loss (gain) on extinguishment of debt	4,569,000	(1,405,000)
Gain on deconsolidation of subsidiary	(10,049,000)	-
Other	(580,000)	(1,196,000)
Changes in operating assets and liabilities:
Marketable equity securities	(5,000)	-
Accounts receivable	(3,021,000)	(990,000)
Inventories	359,000	239,000
Prepaid expenses and other current assets	665,000	501,000
Other assets	(31,000)	395,000
Accounts payable and accrued expenses	2,204,000	(7,577,000)
Lease liabilities	(352,000)	(129,000)
Net cash used in operating activities from continuing operations	(3,959,000)	(9,630,000)
Net cash used in operating activities from discontinued operations	-	(586,000)
Net cash used in operating activities	(3,959,000)	(10,216,000)
Cash flows from investing activities:
Purchase of property and equipment	(2,880,000)	(1,420,000)
Cash decrease upon deconsolidation of subsidiary	(6,000)	-
Investments in loans receivable	-	(134,000)
Investments in non-marketable equity securities	-	(120,000)
Proceeds from the sale of fixed assets	158,000	-
Investment in notes receivable, related party	(380,000)	-
Payments (proceeds) from notes receivable, related party	1,945,000	(1,472,000)
Other	(8,000)	(5,000)
Net cash used in investing activities from continuing operations	(1,171,000)	(3,151,000)
Net cash provided by investing activities from discontinued operations	-	1,421,000
Net cash used in investing activities	(1,171,000)	(1,730,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$-	$14,599,000
Financing cost in connection with sales of Class A common stock	-	(513,000)
Proceeds from sales of Series D preferred stock	1,922,000	-
Proceeds from sales of Series G preferred stock and warrants, related party	860,000	2,000,000
Proceeds from subsidiaries’ sale of stock to non-controlling interests	-	1,485,000
Distribution to Circle 8 non-controlling interest	-	(170,000)
Proceeds from notes payable	17,906,000	15,484,000
Payments on notes payable	(13,794,000)	(16,755,000)
Payments on convertible notes payable, related party	-	(188,000)
Proceeds (payments) on notes payable, related party	36,000	(1,894,000)
Payments of preferred dividends	(1,966,000)	(1,260,000)
Proceeds from sales of convertible notes	-	1,800,000
Payments on convertible notes	(250,000)	(1,030,000)
Net cash provided by financing activities from continuing operations	4,714,000	13,558,000
Net cash used in financing activities from discontinued operations	-	(517,000)
Net cash provided by financing activities	4,714,000	13,041,000

Effect of exchange rate changes on cash and cash equivalents from continuing operations	6,000	574,000

Net (decrease) increase in cash and cash equivalents and restricted cash	(410,000)	1,669,000

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	25,022,000	11,067,000
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	-	4,301,000
Cash and cash equivalents and restricted cash at beginning of period	25,022,000	15,368,000

Cash and cash equivalents and restricted cash at end of period	24,612,000	17,037,000
Less cash and cash equivalents and restricted cash of discontinued operations at end of period	-	(4,664,000)
Cash and cash equivalents and restricted cash of continued operations at end of period	$24,612,000	$12,373,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest - continuing operations	$2,699,000	$1,438,000
Cash paid during the period for interest - discontinued operations	$-	$507,000

Non-cash investing and financing activities:
Settlement of accounts payable with crypto assets	$8,000	$8,000
Settlement of interest payable with crypto assets	$-	$142,000
Settlement of note payable with crypto assets	$-	$506,000
Conversion of convertible notes payable into shares of Class A common stock	$417,000	$-
Conversion of debt and equity securities to marketable securities	$-	$1,810,000
Exchange of related party advances for investment in other equity securities, related party	$-	$2,000,000
Recognition of new operating lease right-of-use assets and lease liabilities	$935,000	$1,725,000
Remeasurement of Ault Disruptive Technologies Corporation temporary equity	$-	$23,000
Notes payable exchanged for convertible notes payable	$9,103,000	$-
Dividend of ROI investment in White River to ROI shareholders	$-	$19,210,000
Redeemable non-controlling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$-	$1,463,000
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$-	$4,900,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Hyperscale Data, Inc., a Delaware corporation (“Hyperscale Data” or the “Company”) is a diversified holding company pursuing growth by acquiring and developing undervalued businesses and disruptive technologies with a global impact. Through its wholly and majority-owned subsidiaries and strategic investments, the Company owns and/or operates data centers at which it mines Bitcoin and offers colocation and hosting services for the emerging artificial intelligence (“AI”) ecosystems and other industries, and provides products and services that support a diverse range of industries, including crane rental services, hotel operations, defense, industrial, an AI software platform and a social gaming platform. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

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

2. LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2025, the Company had cash and cash equivalents of $4.2 million (excluding restricted cash of $20.4 million), negative working capital of $149.1 million and a history of net operating losses. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared based on the assumption that the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of March 31, 2025, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its crypto assets, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to curtail or cease its operations altogether.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) as amended, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited 2024 financial statements contained in the above referenced 2024 Annual Report. Results of the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Prior Period Revision - Statement of Cash Flows

For the three months ended March 31, 2025, the Company disclosed the borrowings of lines of credit and repayments of lines of credit as separate line items within notes payable activity of the financing activities section of the consolidated statement of cash flows. The Company has corrected these line items for the three months ended March 31, 2024 for comparability purposes.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the 2024 Annual Report.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation, including the discontinued operations presentation of Gresham Worldwide, Inc. (“GIGA”) and AGREE financial results. These reclassifications had no effect on previously reported results of operations.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine any required changes to its condensed consolidated financial statements.

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The Company will adopt ASU 2023-09 as required for the year ending December 31, 2025. The Company is currently evaluating the impact of the new requirement for its income tax disclosure.

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

4. DECONSOLIDATION OF SUBSIDIARIES AND GIGA DISCONTINUED OPERATIONS

Deconsolidation of Avalanche International Corp. (“AVLP”)

On March 28, 2025, AVLP, a majority-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and the Company no longer maintained a controlling financial interest. Accordingly, the Company deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, the Company recognized a gain of $10.0 million, which is included in the condensed consolidated statement of operations for the three months ended March 31, 2025. The Company evaluated the criteria for discontinued operations and determined that the operations of AVLP did not meet the requirements for such classification.

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

The following table presents the results of GIGA operations:

	For the Three Months Ended
	March 31,
	2025	2024
Revenue, products	$-	$9,573,000
Cost of revenue, products	-	8,063,000
Gross profit	-	1,510,000
Operating expenses
Research and development	-	961,000
Selling and marketing	-	612,000
General and administrative	-	3,415,000
Total operating expenses	-	4,988,000
Loss from operations	-	(3,478,000)
Other income (expense):
Interest and other income	-	60,000
Interest expense	-	(852,000)
Total other income (expense), net	-	(792,000)
Loss before income taxes	-	(4,270,000)
Income tax benefit	-	(43,000)
Net loss	-	(4,227,000)
Net loss attributable to non-controlling interest	-	891,000
Net loss available to common stockholders	$-	$(3,336,000)

The cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$-	$(4,227,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	-	194,000
Amortization of right-of-use assets	-	196,000
Amortization of intangibles	-	103,000
Stock-based compensation	-	(858,000)
Changes in operating assets and liabilities:
Accounts receivable	-	38,000
Inventories	-	527,000
Prepaid expenses and other current assets	-	581,000
Lease liabilities	-	(219,000)
Accounts payable and accrued expenses	-	3,079,000
Net cash used in operating activities	-	(586,000)
Cash flows from investing activities:
Purchase of property and equipment	-	(51,000)
Net cash used in investing activities	-	(51,000)
Cash flows from financing activities:
Payments on notes payable	-	(517,000)
Cash contributions from parent	-	1,472,000
Net cash provided by financing activities	-	955,000

Effect of exchange rate changes on cash and cash equivalents	-	45,000

Net increase in cash and cash equivalents and restricted cash	-	363,000

Cash and cash equivalents and restricted cash at beginning of period	-	4,301,000

Cash and cash equivalents and restricted cash at end of period	$-	$4,664,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$507,000

5. CHANGE IN PLAN OF SALE OF AGREE HOTEL PROPERTIES

On April 30, 2024, the Company had a change in plan of sale for its four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the not to sell. For presentation purposes, the assets and liabilities previously held for sale were reclassified in the accompanying financial statements back to their original asset and liability groups at their previous carrying values.

6. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three months ended March 31, 2025 and 2024. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP. Revenue is presented by reportable segment. The “Holding Co.” column includes revenue that is not allocated to a specific reportable segment but is generated within the holding company entity. While not a separate reportable segment, Holding Co. is included in the table below to reconcile to total consolidated revenue.

The Company’s disaggregated revenues consisted of the following for the three months ended March 31, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$1,528,000	$-	$5,714,000	$3,149,000	$13,769,000	$(1,000)	$797,000	$24,956,000
Europe	6,000	-	-	-	29,000	-	-	35,000
Middle East and other	58,000	-	-	-	-	-	-	58,000
Revenue from contracts with customers	1,592,000	-	5,714,000	3,149,000	13,798,000	(1,000)	797,000	25,049,000
Revenue, lending and trading activities (North America)	-	(28,000)	-	-	-	-	-	(28,000)
Total revenue	$1,592,000	$(28,000)	$5,714,000	$3,149,000	$13,798,000	$(1,000)	$797,000	$25,021,000

Major Goods or Services
Power supply units and systems	$1,592,000	$-	$-	$-	$-	$-	$-	$1,592,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	5,198,000	-	-	-	-	5,198,000
Hotel and real estate operations	-	-	516,000	3,149,000	-	-	-	3,665,000
Crane rental	-	-	-	-	13,769,000	-	-	13,769,000
Other	-	-	-	-	29,000	(1,000)	797,000	825,000
Revenue from contracts with customers	1,592,000	-	5,714,000	3,149,000	13,798,000	(1,000)	797,000	25,049,000
Revenue, lending and trading activities	-	(28,000)	-	-	-	-	-	(28,000)
Total revenue	$1,592,000	$(28,000)	$5,714,000	$3,149,000	$13,798,000	$(1,000)	$797,000	$25,021,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,592,000	$-	$5,714,000	$3,149,000	$29,000	$(1,000)	$797,000	$11,280,000
Services transferred over time	-	-	-	-	13,769,000	-	-	13,769,000
Revenue from contracts with customers	$1,592,000	$-	$5,714,000	$3,149,000	$13,798,000	$(1,000)	$797,000	$25,049,000

The Company’s disaggregated revenues consisted of the following for the three months ended March 31, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$1,157,000	$-	$11,749,000	$3,006,000	$12,918,000	$28,000	$301,000	$29,159,000
Europe	4,000	-	-	-	39,000	-	-	43,000
Middle East and other	64,000	-	-	-	-	-	-	64,000
Revenue from contracts with customers	1,225,000	-	11,749,000	3,006,000	12,957,000	28,000	301,000	29,266,000
Revenue, lending and trading activities (North America)	-	9,099,000	-	-	-	-	-	9,099,000
Total revenue	$1,225,000	$9,099,000	$11,749,000	$3,006,000	$12,957,000	$28,000	$301,000	$38,365,000

Major Goods or Services
Power supply units and systems	$1,225,000	$-	$-	$-	$-	$-	$-	$1,225,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	8,862,000	-	-	-	-	8,862,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	2,585,000	-	-	-	-	2,585,000
Hotel and real estate operations	-	-	302,000	3,006,000	-	-	-	3,308,000
Crane rental	-	-	-	-	12,918,000	-	-	12,918,000
Other	-	-	-	-	39,000	28,000	301,000	368,000
Revenue from contracts with customers	1,225,000	-	11,749,000	3,006,000	12,957,000	28,000	301,000	29,266,000
Revenue, lending and trading activities	-	9,099,000	-	-	-	-	-	9,099,000
Total revenue	$1,225,000	$9,099,000	$11,749,000	$3,006,000	$12,957,000	$28,000	$301,000	$38,365,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,215,000	$-	$11,749,000	$3,006,000	$39,000	$28,000	$301,000	$16,338,000
Services transferred over time	10,000	-	-	-	12,918,000	-	-	12,928,000
Revenue from contracts with customers	$1,225,000	$-	$11,749,000	$3,006,000	$12,957,000	$28,000	$301,000	$29,266,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2025 (no material financial instruments that were measured at fair value on a recurring basis at December 31, 2024):

	Fair Value Measurement at March 31, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$2,269,000	$-	$-	$2,269,000

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

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2025 and 2024 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Grants	Level 3 Balance at End of Period
Three months ended March 31, 2025
Embedded conversion feature liabilities	$-	$-	$2,269,000	$2,269,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Grants	Level 3 Balance at End of Period
Three months ended March 31, 2024
Warrant liabilities	$-	$(117,000)	$677,000	$560,000
Embedded conversion feature liabilities	$910,000	$(755,000)	$-	$155,000

8. CRYPTO ASSETS

The following table presents revenue from mined crypto assets for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Revenue from mined crypto assets at Sentinum owned and operated facilities	$5,198,000	$8,862,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	2,585,000
Revenue, crypto assets mining	$5,198,000	$11,447,000

The following table presents the activities of the crypto assets (included in prepaid expenses and other current assets) for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Balance at January 1	$182,000	$546,000
Additions of mined crypto assets	5,198,000	8,862,000
Sale of crypto assets	(5,227,000)	(8,634,000)
Payments to vendors with crypto assets	(8,000)	(8,000)
Payment of notes payable with crypto assets	-	(506,000)
Payment of interest payable with crypto assets	-	(142,000)
Realized (losses) gains on sale of crypto assets	(35,000)	738,000
Unrealized (loss) gain on crypto assets	(8,000)	43,000
Balance at March 31	$102,000	$899,000

9. PROPERTY AND EQUIPMENT, NET

At March 31, 2025 and December 31, 2024, property and equipment consisted of:

	March 31, 2025	December 31, 2024
Building, land and improvements	$82,208,000	$80,822,000
Crypto assets mining equipment	12,150,000	12,150,000
Crane rental equipment	35,680,000	34,588,000
Computer, software and related equipment	9,619,000	11,308,000
Aircraft	15,983,000	15,983,000
Other property and equipment	11,282,000	11,417,000
	166,922,000	166,268,000
Accumulated depreciation and amortization	(25,685,000)	(21,911,000)
Property and equipment, net	$141,237,000	$144,357,000

Summary of depreciation expense:

	For the Three Months Ended March 31,
	2025	2024
Depreciation expense	$5,075,000	$5,584,000

10. INTANGIBLE ASSETS, NET

At March 31, 2025 and December 31, 2024, intangible assets consisted of:

	Useful Life	March 31, 2025	December 31, 2024
Definite lived intangible assets:
Customer list	10 years	$1,290,000	$1,290,000
Trade names	12 years	1,030,000	1,030,000
Developed technology	7 years	-	60,000
		2,320,000	2,380,000
Accumulated amortization		(602,000)	(536,000)
Total definite-lived intangible assets		$1,718,000	$1,844,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Summary of amortization expense:

	For the Three Months Ended March 31,
	2025	2024
Amortization expense	$126,000	$54,000

As of March 31, 2025, intangible assets subject to amortization have an average remaining useful life of 6.6 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2025 (remainder)	$198,000
2026	264,000
2027	264,000
2028	264,000
2029	264,000
Thereafter	464,000
$1,718,000

11. INVESTMENTS – RELATED PARTIES

Investments in Alzamend Neuro, Inc. (“Alzamend”), Ault & Company, Inc. (“Ault & Company”) and GIGA at March 31, 2025 and December 31, 2024, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company and GIGA

	Interest		March 31,	December 31,
	Rate	Due Date	2025	2024
Promissory note and accrued interest receivable, Ault & Company, in default	8%	December 31, 2024	$541,000	$2,468,000
Promissory note and accrued interest receivable, GIGA	6% - 12%	In bankruptcy	19,440,000	18,499,000
Other			335,000	335,000
Allowance for credit losses			(500,000)	(500,000)
Total investment in promissory notes and other, related parties			$19,816,000	$20,802,000

Summary of interest income, related party, recorded within interest and other income on the condensed consolidated statement of operations:

	For the Three Months Ended March 31,
	2025	2024
Interest income, related party	$579,000	$209,000

At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.

The Company determined that the collectability of certain notes receivables is doubtful based on information available.

Investment in Alzamend Series B Convertible Preferred Stock, Warrants and Common Stock, Related Parties – Alzamend

	Investments in Common Stock, Related Parties at March 31, 2025
	Cost	Gross Unrealized Losses	Fair value
Common shares	$24,705,000	$(24,624,000)	$81,000
Alzamend series B convertible preferred stock, warrants	2,100,000	-	2,100,000
	$26,805,000	$(24,624,000)	$2,181,000

	Investments in Common Stock, Related Parties at December 31, 2024
	Cost	Gross Unrealized Losses	Fair value
Common shares	$24,697,000	$(24,607,000)	$90,000
Alzamend series B convertible preferred stock, warrants	2,100,000	-	2,100,000
	$26,797,000	$(24,607,000)	$2,190,000

The following tables summarize the changes in the Company’s investments in Alzamend common stock during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Balance at January 1	$90,000	$679,000
Investment in common stock of Alzamend	8000	5,000
Unrealized loss in common stock of Alzamend	(17,000)	84,000
Balance at March 31	$81,000	$768,000

Ault Lending, LLC (“Ault Lending”) Investment in Alzamend Series B Convertible Preferred Stock and Warrants

	March 31,	December 31,
	2025	2024
Investment in Alzamend preferred stock	$2,100,000	$2,100,000
Total investment in other investments securities, related party	$2,100,000	$2,100,000

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

Messrs. Ault, Horne and Nisser are each paid $50,000 annually by Alzamend.

12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at March 31, 2025 and December 31, 2024 consisted of:

	March 31,	December 31,
	2025	2024
Accounts payable	$24,172,000	$25,182,000
Accrued payroll and payroll taxes	3,286,000	2,342,000
Interest payable	3,830,000	8,249,000
Accrued legal	2,149,000	2,399,000
Other accrued expenses	19,100,000	21,303,000
	$52,537,000	$59,475,000

13. DIVIDEND PAYABLE IN TURNONGREEN COMMON STOCK

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

14. ROI Transfers of White River Common Stock

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

15. NOTES PAYABLE

Notes payable at March 31, 2025 and December 31, 2024, were comprised of the following:

	Collateral	Guarantors	Interest rate	Effective rate	Due date	March 31, 2025	December 31, 2024
AGREE secured construction loans, in default	AGREE hotels	-	9%	11%	March 31, 2026	$68,750,000	$68,750,000
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $29.3 million	-	8%	8%	December 16, 2025	13,234,000	13,126,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $4.1 million	-	11%	11%	September 15, 2025 through June 15, 2027	1,977,000	2,826,000
15% term notes	-	Milton C. Ault, III	15%	-	October 31, 2024	-	3,777,000
ROI promissory note, in default	-	-	18%	51%	May 15, 2025	2,569,000	2,367,000
Other ($2.6 million in default)	-	-	-	-	-	6,264,000	5,826,000
Total notes payable						$92,794,000	$96,672,000
Less:
Unamortized debt discounts						(56,000)	-
Total notes payable, net						$92,738,000	$96,672,000
Less: current portion						(91,909,000)	(95,768,000)
Notes payable – long-term portion						$829,000	$904,000

Amendment to AGREE Secured Construction Loans

The AGREE secured construction loans with an original due date of January 1, 2025, were amended on February 2, 2025, whereby AGREE agreed to pay monthly installments of interest only based on an annualized interest rate of Term SOFR plus 4.75%. In addition, AGREE agreed to make principal payments of $1.0 million in June 2025 and $2.0 million in September 2025 and December 2025 with the balance due March 1, 2026. AGREE has failed to make timely interest payments per the amended payment terms.

Notes Payable Maturities

Principal maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of March 31, 2025 were:

Year
2025 (remainder)	$91,965,000
2026	719,000
2027	110,000
$92,794,000

Interest Expense

	For the Three Months Ended March 31,
	2025	2024
Contractual interest expense	$3,775,000	$1,994,000
Forbearance fees	12,000	1,500,000
Amortization of debt discount	52,000	2,137,000
Total interest expense	$3,839,000	$5,631,000

16. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at March 31, 2025 and December 31, 2024, were comprised of the following:

	Interest rate	Due date	March 31, 2025	December 31, 2024
Notes from officers – TurnOnGreen, in default	14%	Past due	$71,000	$46,000
Other related party advances	No interest	Upon demand	129,000	118,000
Total notes payable			$200,000	$164,000

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended March 31,
	2025	2024
Interest expense, related party	$2,000	$16,000

17. CONVERTIBLE NOTES

Convertible notes payable at March 31, 2025 and December 31, 2024, were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	March 31, 2025	December 31, 2024
SJC convertible promissory note	75% of 5-day VWAP	15%	15%	December 31, 2025	$4,909,000	$-
ROI senior secured convertible note, in default	$0.11 (ROI stock)	OID Only	21%	May 15, 2025	4,245,000	4,245,000
Orchid convertible promissory note	75% of 5-day VWAP	15%	15%	June 30, 2025	4,087,000	-
10% original issue discount (“OID”) convertible promissory note	$5.87	18%	18%	May 15, 2025	3,503,000	4,167,000
Forbearance convertible promissory note, in default	$2.00	18%	18%	May 15, 2025	3,500,000	853,000
Convertible promissory note – OID only, in default	90% of 5-day VWAP	OID Only	0%	September 28, 2024	393,000	393,000
AVLP convertible promissory notes, principal	$0.35 (AVLP stock)	7%	-	August 22, 2025	-	9,911,000
Fair value of embedded conversion options					2,269,000	-
Total convertible notes payable					22,906,000	19,569,000
Less: unamortized debt discounts					-	-
Total convertible notes payable, net of financing cost, long-term					$22,906,000	$19,569,000
Less: current portion					(22,906,000)	(19,569,000)
Convertible notes payable, net of financing cost – long-term portion					$-	$-

(1)	Includes forbearance and extension fees and OID costs that are amortized to interest expense over the life of the notes.

Orchid Convertible Promissory Notes

On February 5, 2025, the Company entered into an exchange agreement with an institutional investor, pursuant to which the Company issued to the investor a convertible promissory note in the principal face amount of $1.9 million (the “February 2025 Convertible Note”), in exchange for the cancellation of an outstanding term note the Company issued to the investor in April 2024. That note had an outstanding principal amount and accrued but unpaid interest of $1.9 million. The February 2025 Convertible Note accrued interest at the rate of 15% per annum. The February 2025 Convertible Note was to mature on May 5, 2025. The February 2025 Convertible Note was convertible into shares of Class A common stock at a fixed conversion price of $4.00 per share.

On March 14, 2025, the Company entered into an exchange agreement with an institutional investor pursuant to which we issued to the investor a convertible promissory note in the principal face amount of $4.2 million in exchange for the cancellation of (i) a term note issued by the Company on May 16, 2024, with outstanding principal and accrued but unpaid interest of $0.7 million, (ii) a term note issued by the Company on May 20, 2024, with outstanding principal and accrued but unpaid interest of $1.5 million, and (iii) the February 2025 Convertible Note issued by the Company on February 5, 2025, with outstanding principal and accrued but unpaid interest of $2.0 million. The note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the note) occurs, at which time the note would accrue interest at 18% per annum. The note will mature on June 30, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.40 per share (the “Floor Price”) and (ii) the lesser of 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the note or (B) the date of conversion into shares of Class A common stock.

Forbearance Convertible Promissory Note

In February 2025, the Company and an institutional investor (the “Investor”) entered into an amended and restated forbearance agreement pursuant to which the Investor agreed to forebear through the close of business on May 15, 2025, from exercising the rights and remedies it is entitled in consideration for the Company’s agreement to issue to the Investor an amended and restated convertible promissory note in the amount of $3.5 million (the “A&R Forbearance Note”), consisting of (i) the amount then due under the original forbearance agreement of $0.9 million, (ii) a forbearance extension fee of $0.3 million and (iii) a true-up amount of $2.3 million. Subject to the approval by the NYSE and the Company’s stockholders, the A&R Forbearance Note is convertible into shares of Class A common stock at a conversion price equal to $2.00, subject to adjustment. The A&R Forbearance Note accrues interest at the rate of 18% per annum and matures on May 15, 2025.

SJC Convertible Promissory Note

On March 21, 2025, the Company entered into an exchange agreement with an institutional investor, pursuant to which the Company issued to the investor a convertible promissory note in the principal face amount of $4.9 million (the “Exchange Note”) in exchange for the cancellation of (i) a term note issued by the Company on January 14, 2025, with outstanding principal and accrued but unpaid interest of $2.6 million, (ii) a promissory note issued by the Company on March 7, 2025, with outstanding principal and accrued but unpaid interest of $0.5 million, (iii) a promissory note issued by the Company on March 12, 2025, with outstanding principal and accrued but unpaid interest of $1.5 million, and (iv) a promissory note issued by the Company on March 13, 2025, with outstanding principal and accrued but unpaid interest of $0.3 million. The Exchange Note accrues interest at the rate of 15% per annum. The Exchange Note will mature on December 31, 2025. The Exchange Note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) the Floor Price and (ii) the lesser of 75% of the VWAP (as defined in the Exchange Note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the Exchange Note or (B) the date of conversion into shares of Class A common stock, but not greater than $10.00 per share.

Embedded Derivatives

The Company identified embedded derivative features within certain convertible promissory notes issued during the quarter ended March 31, 2025, that required bifurcation and separate accounting as derivative liabilities under ASC 815. Specifically, the embedded conversion options associated with the Orchid convertible promissory notes and the SJC convertible promissory note were determined to meet the criteria for derivative classification.

The fair value of the embedded derivative liabilities was estimated using a Monte Carlo simulation model. The model incorporates key assumptions including the Company’s stock price, risk-free interest rate, expected volatility, credit-risk adjusted discount rate, and the specific terms of each conversion feature (including floor price, cap, and VWAP-based pricing). Due to the significant use of unobservable inputs, these derivative liabilities are classified within Level 3 of the fair value hierarchy.

The following table summarizes the key inputs used in the valuation of the embedded derivatives at inception:

Assumption	Orchid Note (March 14, 2025)	SJC Note (March 21, 2025)
Valuation technique	Monte Carlo Simulation	Monte Carlo Simulation
Risk-free interest rate	4.3%	4.1%
Expected volatility	130%	100%
Credit-risk adjusted rate	60%	60%
Time to maturity (years)	0.3	0.8
Stock price at valuation date	$2.26	$2.42
Dividend yield	0%	0%

The Monte Carlo simulation utilized 100,000 iterations and incorporated conversion mechanics, including the floor price and the VWAP-based conversion price as defined in each agreement. The incremental value attributable to the conversion feature was isolated to determine its impact on the overall fair value of the embedded option.

The fair value of the embedded derivative liabilities at inception and as of March 31, 2025 was as follows:

•	Orchid Note: $1.0 million; and

•	SJC Note: $1.3 million.

Loss on Extinguishment of Convertible Notes

During the three months ended March 31, 2025, the Company recognized a total net loss on extinguishment of convertible notes of $4.6 million. This amount includes:

•	A gain of $0.3 million resulting from the conversion of $0.7 million of convertible notes into 0.2 million shares of Class A common stock, which had a fair value of $0.4 million at the time of conversion;

•	A loss of $2.6 million related to the issuance of the A&R Forbearance Note. The A&R Forbearance Note, with a principal amount of $3.5 million, was determined to be substantially different from the original note due to significant changes in terms, including the addition of a conversion feature and increased principal amount. As such, extinguishment accounting was applied, and a loss was recognized based on the difference between the value of the A&R Forbearance Note and the net carrying amount of the original note;

F-19

•

A loss of $1.0 million related to the Orchid convertible promissory note issued on March 14, 2025. Although the principal amount of the new note equaled the aggregate principal and accrued interest of the notes exchanged, the fair value of the new note, including the embedded derivative liability, exceeded the carrying amount of the original notes. As a result, a loss on extinguishment of $1.0 million was recognized; and

•

A loss of $1.3 million related to the SJC convertible promissory note issued on March 21, 2025. Although the principal of the new note matched the principal and accrued interest of the exchanged notes, the combined fair value of the new note and its embedded derivative exceeded the carrying amount of the original instruments. Accordingly, a $1.3 million loss on extinguishment was recognized.

Contractual Maturities

Principal maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of March 31, 2025 were:

Year	Principal
2025	$20,637,000
$20,637,000

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being a loss and the estimated amount of a loss related to such matters.

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

The Company had accrued loss contingencies related to litigation matters of $2.1 million and $2.3 million as of March 31, 2025 and December 31, 2024, respectively.

19. STOCKHOLDERS’ EQUITY

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

Preferred Stock

Preferred stock as of March 31, 2025 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at March 31, 2025
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series B Convertible Preferred Stock	$0.001	$1,000	60,000	-	-
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	11,345,000	453,792
Series E Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	860,000	860
Unallocated			18,340,000
Total			25,000,000	$79,630,000	2,160,267

Preferred stock as of December 31, 2024 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at December 31, 2024
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	8,096,000	323,835
Series E Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	-	-
Unallocated			18,400,000
Total			25,000,000	$75,521,000	2,029,450

The Company is authorized to issue 25.0 million shares of preferred stock, $0.001 par value. As of March 31, 2024, the rights, preferences, privileges and restrictions on the remaining authorized 18.3 million shares of preferred stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

$50.0 Million Securities Purchase Agreement for Sale of Series B Convertible Preferred Stock

On March 31, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the Company agreed to sell up to 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total purchase price of up to $50.0 million. The securities purchase agreement provides that the transaction shall be conducted through 49 separate tranche closings, provided, however, that the investor has the ability, exercisable in its sole discretion, to purchase any number of shares of Series B Preferred Stock prior to the dates of the tranche closings provided for in the securities purchase agreement. The initial tranche closing, which is expected to close promptly after the investor has converted out of the Exchange Note, will consist of the sale and issuance to the investor of 2,000 shares of Series B Preferred Stock for an aggregate of $2.0 million. Pursuant to the securities purchase agreement, provided certain closing conditions have been met, the investor shall purchase up to 4,800 shares of Series B Preferred Stock on a monthly basis, with the investor being required to purchase 1,000 shares per month.

Each share of Series B Preferred Stock has a stated value of $1,000 and is convertible into shares of Class A common stock at a conversion price equal the lesser of a 25% discount to the Company’s volume weighted average price during the five trading days immediately prior to (A) the date of execution of the securities purchase agreement or (B) the date of conversion into shares of Class A common stock, but not greater than $10 per share. Notwithstanding the foregoing, in no event shall the Series B Preferred Stock be convertible at less than the Floor Price. The holders of Series B Preferred Stock are entitled to cumulative cash dividends at an annual rate of 15%, or $150 per share, based on the stated value per share. Dividends shall accrue for as long as any shares of Series B Preferred Stock remain issued and outstanding and are payable monthly in arrears. For the first two years, the Company may elect to pay the dividend amount in additional shares of Series B Preferred Stock rather than cash. The holders of the Series B Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

Subsequent Event – Series B Convertible Preferred Stock Amendment

On April 23, 2025, the Company filed a Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock. The amendment, which was approved by the Board of Directors on April 22, 2025, became effective upon filing with the Secretary of State of the State of Delaware. The amendment revised the definition of “Conversion Price” to the greater of (i) the Floor Price and (ii) 75% of the Company’s lowest VWAP during the five trading days immediately preceding conversion, subject to a maximum price of $10.00 per share, as adjusted for certain corporate actions.

20. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The effective tax rate (“ETR”) from continuing operations was 1.3% for the three months ended March 31, 2025, and 0.0% for the same period in 2024. The Company recorded an income tax provision of $0.1 million for the three months ended March 31, 2025, and recognized an income tax benefit of $1,000 for the three months ended March 31, 2024. The difference between the ETR and the federal statutory rate of 21% is primarily due to items recognized for financial reporting purposes that are permanently disallowed for U.S. federal income tax purposes, as well as changes in the valuation allowance.

21. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income per share for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
Numerator:
Net income from continuing operations	$14,188,000
Less: net income attributable to non-controlling interest, continuing operations	(7,135,000)
Less: Preferred stock dividends	(1,260,000)
Numerator for basic earnings per share (“EPS”) - Net income (loss) from continuing operations attributable to Hyperscale Data, Inc.	5,793,000

Numerator for basic EPS - Net loss from discontinued operations attributable to Hyperscale Data, Inc.	(3,336,000)
Effect of dilutive securities:
Interest expense associated with convertible notes, continuing operations	7,000
Series C convertible preferred stock dividend	992,000
Numerator for diluted EPS - Net income from continuing operations attributable to Hyperscale Data, Inc., after the effect of dilutive securities	6,792,000
Numerator for diluted EPS - Net loss from discontinued operations attributable to Hyperscale Data, Inc.	$(3,336,000)
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	460,000
Effect of dilutive securities:
Warrants	182,000
Convertible notes	163,000
Series C convertible preferred stock	237,000
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	1,042,000
Basic net income (loss) per share from:
Continuing operations	$12.59
Discontinued operations	(7.25)
Basic net income per share	$5.34
Diluted net income (loss) per share from:
Continuing operations	$6.52
Discontinued operations	(3.20)
Diluted net income per share	$3.32

For the three ended March 31, 2025, net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for the three months ended March 31, 2025, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for the period. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at March 31, 2025:

March 31,
2025
Convertible preferred stock	30,071,000
Convertible notes	7,403,000
Class B common stock	4,996,000
Warrants	622,000
Total	43,092,000

22. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of March 31, 2025 and 2024; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended March 31, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$13,769,000	$-	$-	$13,769,000
Revenue, crypto assets mining	-	-	5,198,000	-	-	-	-	5,198,000
Revenue, hotel and real estate operations	-	-	516,000	3,149,000	-	-	-	3,665,000
Revenue, lending and trading activities	-	(28,000)	-	-	-	-	-	(28,000)
Revenue, other	1,592,000	-	-	-	29,000	(1,000)	797,000	2,417,000
Total revenue	1,592,000	(28,000)	5,714,000	3,149,000	13,798,000	(1,000)	797,000	25,021,000
Cost of revenue	861,000	-	7,031,000	2,844,000	8,364,000	206,000	432,000	19,738,000
Gross profit (loss)	731,000	(28,000)	(1,317,000)	305,000	5,434,000	(207,000)	365,000	5,283,000
Operating expenses
Research and development	125,000	-	-	-	-	4,000	-	129,000
Selling and marketing	246,000	-	-	-	-	2,088,000	-	2,334,000
General and administrative	1,138,000	120,000	(51,000)	1,363,000	2,337,000	-	4,297,000	9,204,000
Total operating expenses	1,509,000	120,000	(51,000)	1,363,000	2,337,000	2,092,000	4,297,000	11,667,000
(Loss) income from operations	$(778,000)	$(148,000)	$(1,266,000)	$(1,058,000)	$3,097,000	$(2,299,000)	$(3,932,000)	(6,384,000)
Other income (expense):
Interest and other income								240,000
Interest expense								(3,839,000)
Loss on extinguishment of debt								(4,569,000)
Gain on deconsolidation of subsidiary								10,049,000
Loss on the sale of fixed assets								(161,000)
Total other expense, net								1,720,000
Loss before income taxes								$(4,664,000)

Depreciation and amortization expense	$19,000	$-	$2,584,000	$972,000	$1,128,000	$19,000	$479,000	$5,201,000

Interest expense	$(7,000)	$-	$(1,000)	$(1,839,000)	$(903,000)	$(225,000)	$(864,000)	$(3,839,000)

Capital expenditures for the year ended March 31, 2025	$-	$-	$1,621,000	$95,000	$1,138,000	$23,000	$3,000	$2,880,000

Segment identifiable assets as of March 31, 2025	$2,855,000	$20,271,000	$33,851,000	$68,116,000	$46,399,000	$1,001,000	$45,761,000	$218,254,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended March 31, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$12,918,000	$-	$-	$12,918,000
Revenue, crypto assets mining	-	-	11,447,000	-	-	-	-	11,447,000
Revenue, hotel and real estate operations			302,000	3,006,000				3,308,000
Revenue, lending and trading activities	-	9,099,000	-	-	-	-	-	9,099,000
Revenue, other	1,225,000	-	-	-	39,000	28,000	301,000	1,593,000
Total revenue	1,225,000	9,099,000	11,749,000	3,006,000	12,957,000	28,000	301,000	38,365,000
Cost of revenue	667,000	-	8,544,000	2,817,000	7,991,000	1,000	157,000	20,177,000
Gross profit	558,000	9,099,000	3,205,000	189,000	4,966,000	27,000	144,000	18,188,000
Operating expenses
Research and development	111,000	-	-	-	-	-	-	111,000
Selling and marketing	360,000	-	-	-	-	3,688,000	-	4,048,000
General and administrative	581,000	91,000	(164,000)	407,000	3,778,000	-	5,679,000	10,372,000
Total operating expenses	1,052,000	91,000	(164,000)	407,000	3,778,000	3,688,000	5,679,000	14,531,000
(Loss) income from operations	$(494,000)	$9,008,000	$3,369,000	$(218,000)	$1,188,000	$(3,661,000)	$(5,535,000)	3,657,000
Other income (expense):
Interest and other income								523,000
Interest expense								(5,631,000)
Gain on conversion of investment in equity securities to marketable equity securities								17,900,000
Gain on extinguishment of debt								1,405,000
Loss from investment in unconsolidated entity								(667,000)
Provision for loan losses, related party								(3,068,000)
Gain on the sale of fixed assets								68,000
Total other expense, net								10,530,000
Income before income taxes								$14,187,000

Depreciation and amortization expense	$24,000	$-	$4,051,000	$-	$1,030,000	$18,000	$515,000	$5,638,000

Interest expense	$(69,000)	$(5,000)	$(118,000)	$(1,583,000)	$(1,067,000)	$(1,601,000)	$(1,188,000)	$(5,631,000)

Capital expenditures for the three months ended March 31, 2024	$8,000	$-	$293,000	$589,000	$451,000	$30,000	$49,000	$1,420,000

Segment identifiable assets as of December 31, 2024	$3,050,000	$6,676,000	$35,260,000	$69,130,000	$45,524,000	$1,130,000	$59,701,000	$220,471,000

23. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	For the Three Months Ended March 31,
	2025	2024	2025	2024
Customer A	*	*	21%	23%
Customer B	17%	19%	*	*
Customer C	10%	10%	*	*

*	less than 10%

24. SUBSEQUENT EVENTS

Issuances of Series D Preferred Stock

From April 1, 2025 through May 12, 2025, the Company issued a total of 52,700 shares of its Series D preferred stock for the settlement of ELOC advances totaling $0.6 million.

Sale of Series G Preferred Stock

On April 10, 2025, the Company sold to Ault & Company 100 shares of Series G Preferred Stock and Series G Warrants to purchase 16,898 shares of Class A common stock, for a purchase price of $0.1 million.

10% OID Convertible Promissory Note

Between April 9, 2025 and May 5, 2025, the Company issued 611,812 shares of Class A common stock upon the conversion of $3.6 million of principal and interest on the 10% OID convertible promissory note. The Class A Common Stock was issued at a price of $5.87 per share.

Orchid Convertible Promissory Note

Between April 24, 2025 and May 5, 2025, the Company issued 184,623 shares of Class A common stock upon the conversion of $0.2 million of principal and interest on the Orchid convertible promissory note. The Class A Common Stock was issued at a price of $1.28 per share.

April 1, 2025 Convertible Promissory Note

On April 1, 2025, the Company issued to an institutional investor a convertible promissory note in the principal face amount of $1.7 million in consideration for an advance we received of $1.5 million. The note accrues interest at the rate of 15% per annum. The note will mature on September 30, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) the Floor Price and (ii) the lesser of 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the note or (B) the date of conversion into shares of Class A common stock.

April 15, 2025 Convertible Promissory Note

On April 15, 2025, the Company entered into securities purchase agreements (the “Agreements”) with institutional investors (the “Investors”), pursuant to which the Company issued to the Investors convertible promissory notes in the aggregate principal face amount of $5.0 million (the “Notes”) in aggregate gross consideration of $4.0 million in cash paid by the Investors to the Company, prior to placement agent fees and expenses of approximately $0.5 million (the “Transaction”).

The Notes have an aggregate principal face amount of $5.0 million and were issued with an original issue discount of 20%, or $1.0 million. The Notes do not accrue interest unless an event of default at which time the Notes would accrue interest at 20% per annum. The Notes will mature on September 30, 2025. The Notes are convertible into shares (the “Conversion Shares”) of the Company’s class A common stock at any time after NYSE American approval of the supplemental listing application at a conversion price equal to the greater of (i) $0.40 per share (the “Floor Price”), which Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) 80% of the lowest closing price of the Class A common stock during the five trading days immediately prior to the date of conversion into shares of Class A common stock.

May 13, 2025 OID Only Term Note

On May 13, 2025, the Company entered into an OID only term note agreement with an institutional investor with a principal amount of $1.4 million and an OID of $0.1 million. The maturity date of the promissory note is May 27, 2025. Mr. Ault entered into a personal guaranty agreement for the benefit of the investor.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q (the “Quarterly Report”), the “Company,” “Hyperscale Data,” “we,” “us” and “our” refer to Hyperscale Data, Inc., a Delaware corporation. Hyperscale Data is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through our wholly and majority owned subsidiaries and strategic investments, we own and/or operate data centers at which we mine Bitcoin and offers colocation and hosting services for the emerging artificial intelligence (“AI”) ecosystems and other industries, and provides products and services that support a diverse range of industries, including crane rental services, hotel operations, defense, industrial, an AI software platform and a social gaming platform. In addition, we extend credit to select entrepreneurial businesses through a licensed lending subsidiary.

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

In February 2025, we and an institutional investor (the “Investor”) entered into an amended and restated forbearance agreement pursuant to which the Investor agreed to forebear through the close of business on May 15, 2025, from exercising the rights and remedies it is entitled in consideration for our agreement to issue to the Investor an amended and restated convertible promissory note in the amount of $3.5 million (the “A&R Forbearance Note”), consisting of (i) the amount then due under the original forbearance agreement of $0.9 million, (ii) a forbearance extension fee of $0.3 million and (iii) a true-up amount of $2.3 million. Subject to the approval by the NYSE and our stockholders, the A&R Forbearance Note is convertible into shares of Class A common stock at a conversion price equal to $2.00, subject to adjustment. The A&R Forbearance Note accrues interest at the rate of 18% per annum and matures on May 15, 2025.

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

On March 31, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which we agreed to sell up to 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total purchase price of up to $50.0 million. The securities purchase agreement provides that the transaction shall be conducted through 49 separate tranche closings, provided, however, that the investor has the ability, exercisable in its sole discretion, to purchase any number of shares of Series B Preferred Stock prior to the dates of the tranche closings provided for in the securities purchase agreement. The initial tranche closing, which is expected to close promptly after the investor has converted out of the Exchange Note, will consist of the sale and issuance to the investor of 2,000 shares of Series B Preferred Stock for an aggregate of $2.0 million. Pursuant to the securities purchase agreement, provided certain closing conditions have been met, the investor shall purchase up to 4,800 shares of Series B Preferred Stock on a monthly basis, with the investor being required to purchase 1,000 shares per month.

Each share of Series B Preferred Stock has a stated value of $1,000.00 and is convertible into shares of Class A common stock at a at a conversion price equal to the greater of (i) $0.40 (the “Floor Price”) and (ii) 75% of our lowest VWAP during the five trading days immediately preceding conversion, subject to a maximum price of $10.00 per share, as adjusted for certain corporate actions. Notwithstanding the foregoing, in no event shall the Series B Preferred Stock be convertible at less than the Floor Price. The holders of Series B Preferred Stock are entitled to cumulative cash dividends at an annual rate of 15%, or $150.00 per share, based on the stated value per share. Dividends shall accrue for as long as any shares of Series B Preferred Stock remain issued and outstanding and are payable monthly in arrears. For the first two years, we may elect to pay the dividend amount in additional shares of Series B Preferred Stock rather than cash. The holders of the Series B Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

On April 1, 2025, we issued to an institutional investor a convertible promissory note in the principal face amount of $1.7 million in consideration for an advance we received of $1.5 million. The note accrues interest at the rate of 15% per annum. The note will mature on September 30, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) the Floor Price and (ii) the lesser of 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the note or (B) the date of conversion into shares of Class A common stock.

On April 8, 2025, we issued to an accredited investor a convertible promissory note in the principal face amount of $110,000 in consideration for $100,000. The note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the note) occurs, at which time the note would accrue interest at 18% per annum. The note will mature on September 30, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.45 and (ii) the lesser of (A) 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to the date of issuance of the note or (B) 75% of the lowest VWAP of the Class A common stock during the five trading days immediately prior to the date of conversion into shares of Class A common stock.

On April 15, 2025, we issued to two accredited investors convertible promissory notes in the aggregate principal face amount of $5 million in aggregate gross consideration of $4 million in cash paid by the investors, prior to placement agent fees and expenses of approximately $460,000. The notes were issued with an original issue discount of twenty percent (20%), or $1 million. The notes do not accrue interest unless an event of default (as defined in the notes) occurs, at which time the notes would accrue interest at 20% per annum. The notes will mature on September 30, 2025. The notes are convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.40 and (ii) 80% of the lowest closing price of the Class A common stock during the five trading days immediately prior to the date of conversion into shares of Class A common stock.

On May 13, 2025, the we entered into an OID only term note agreement with an institutional investor with a principal amount of $1.4 million and an OID of $0.1 million. The maturity date of the promissory note is May 27, 2025. Mr. Ault entered into a personal guaranty agreement for the benefit of the investor.

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

Deconsolidation of Avalanche International Corp. (“AVLP”)

On March 28, 2025, AVLP, a majority-owned subsidiary of our, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and we no longer maintained a controlling financial interest. Accordingly, we deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, we recognized a gain of $10.0 million, which is included in the condensed consolidated statement of operations for the three months ended March 31, 2025. We evaluated the criteria for discontinued operations and determined that the operations of AVLP did not meet the requirements for such classification.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024

Revenue, crane operations	$13,769,000	$12,918,000
Revenue, crypto assets mining	5,198,000	11,447,000
Revenue, hotel and real estate operations	3,665,000	3,308,000
Revenue, lending and trading activities	(28,000)	9,099,000
Revenue, other	2,417,000	1,593,000
Total revenue	25,021,000	38,365,000
Cost of revenue, crane operations	8,247,000	7,715,000
Cost of revenue, crypto assets mining	7,031,000	8,544,000
Cost of revenue, hotel and real estate operations	2,844,000	2,817,000
Cost of revenue, lending and trading activities	-	-
Cost of revenue, other	1,616,000	1,101,000
Total cost of revenue	19,738,000	20,177,000
Gross profit	5,283,000	18,188,000
Operating expenses
Research and development	129,000	111,000
Selling and marketing	2,334,000	4,048,000
General and administrative	9,204,000	10,372,000
Total operating expenses	11,667,000	14,531,000
(Loss) income from operations	(6,384,000)	3,657,000
Other income (expense):
Interest and other income	240,000	523,000
Interest expense	(3,839,000)	(5,631,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	17,900,000
(Loss) gain on extinguishment of debt	(4,569,000)	1,405,000
Loss from investment in unconsolidated entity	-	(667,000)
Gain on deconsolidation of subsidiary	10,049,000	-
Provision for loan losses, related party	-	(3,068,000)
(Loss) gain on the sale of fixed assets	(161,000)	68,000
Total other expense, net	1,720,000	10,530,000
(Loss) income before income taxes	(4,664,000)	14,187,000
Income tax provision (benefit)	59,000	(1,000)
Net (loss) income from continuing operations	(4,723,000)	14,188,000
Net loss from discontinued operations	-	(3,336,000)
Net (loss) income	(4,723,000)	10,852,000
Net loss (income) attributable to non-controlling interest	518,000	(7,135,000)
Net (loss) income attributable to Hyperscale Data, Inc.	(4,205,000)	3,717,000
Preferred dividends	(1,966,000)	(1,260,000)
Net (loss) income available to common stockholders	$(6,171,000)	$2,457,000
Comprehensive loss
Net (loss) income available to common stockholders	$(6,171,000)	$2,457,000
Other comprehensive (loss) income
Foreign currency translation adjustment	6,000	63,000
Other comprehensive income	6,000	63,000
Total comprehensive (loss) income	$(6,165,000)	$2,520,000

Revenues

Revenues by business category for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,		Increase
	2025	2024	(Decrease)%
Sentinum, Inc. (“Sentinum”)
Revenue, crypto assets mining	$5,198,000	$11,447,000	$(6,249,000)	-55%
Revenue, commercial real estate leases	516,000	302,000	214,000	71%
Energy
Revenue, crane operations	13,769,000	12,918,000	851,000	7%
Other	29,000	39,000	(10,000)	-26%
AGREE	3,149,000	3,006,000	143,000	5%
TurnOnGreen	1,592,000	1,225,000	367,000	30%
Fintech
Revenue, lending and trading activities	(28,000)	9,099,000	(9,127,000)	-100%
Other	796,000	329,000	467,000	142%
Total revenue	$25,021,000	$38,365,000	$(13,344,000)	-35%

Sentinum

Revenues from Sentinum’s crypto assets mining operations decreased $6.2 million to $5.2 million for the three months ended March 31, 2025, compared to $11.4 million for the three months ended March 31, 2024. The decrease was due primarily to a $3.7 million decline in revenue from mined crypto assets at Sentinum owned and operated facilities coupled with a $2.6 million decline in revenue from Sentinum crypto mining equipment hosted at third-party facilities. The $5.2 million decrease in revenue from mined crypto assets at Sentinum owned and operated facilities was due to the April 2024 Bitcoin halving event that occurred on the Bitcoin network and a 42% increase in the average Bitcoin mining difficulty level, partially offset by a 74% increase in the average Bitcoin price for the three months ended March 31, 2025, compared to the corresponding period in 2024.

Energy

Energy revenues from Circle 8’s crane operations increased by $0.9 million, or 7%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by reduced pricing pressure and improved utilization of the crane fleet relative to the prior-year period.

Fintech

Revenues from our lending and trading activities decreased $9.1 million to approximately $0 for the three months ended March 31, 2025, compared to the same period in 2024. On February 14, 2024, RiskOn International, Inc. (“ROI”) transferred 2.5 million shares of White River Energy Corp. (“White River”) common stock with a recorded value of $0.5 million and a fair value of $7.5 million at the date of transfer to Ault Lending, LLC (“Ault Lending”). As of March 31, 2024, the 2.5 million shares of White River common stock held by Ault Lending had a fair value of $9.4 million and Ault Lending recorded an unrealized gain of $8.9 million during the quarter ended March 31, 2024 included in revenue from lending and trading activities.

Revenues from our trading activities for the three months ended March 31, 2025 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

TurnOnGreen

TurnOnGreen’s revenues increased by $0.4 million, to $1.6 million for the three months ended March 31, 2025, compared to $1.2 million in the corresponding period in 2024. This rise was primarily due to higher sales from a single customer in the defense industry during the three months ended March 31, 2025.

Other

Other revenues increased by $0.5 million, to $0.8 million for the three months ended March 31, 2025, compared to $0.3 million in the corresponding period in 2024. This rise was primarily due to higher corporate aircraft charter revenue from third parties.

Gross Margins

Gross margins declined to 21% for the three months ended March 31, 2025, compared to 47% for the same period in 2024. The decrease was primarily driven by the performance of our lending and trading activities, which negatively impacted gross margins in the current period but contributed favorably in the prior-year period. In both periods, gross margins were further pressured by low or negative gross margin contributions from our crypto asset mining operations. Excluding the impact of lending and trading activities as well as crypto asset mining, adjusted gross margins were 36% and 35% for the three months ended March 31, 2025 and 2024, respectively.

Research and Development

Research and development expenses remained consistent at $0.1 million for both the three months ended March 31, 2025 and 2024.

Selling and Marketing

Selling and marketing expenses were $2.3 million for the three months ended March 31, 2025, compared to $4.0 million for the three months ended March 31, 2024, a decrease of $1.7 million, or 42%. The decrease was primarily the result of a $1.6 million decrease in sales and marketing expenses at ROI from lower advertising and promotion costs.

General and Administrative

General and administrative expenses were $9.2 million for the three months ended March 31, 2025, compared to $10.4 million for the three months ended March 31, 2024, a decrease of $1.2 million, or 11% primarily due to lower professional fees, lower stock compensation and lower salaries and benefits expense.

Other Expense, Net

Other expense, net was $4.0 million for the three months ended March 31, 2025, compared to other expense, net of $10.5 million for the three months ended March 31, 2024.

Interest and other income totaled $0.2 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Interest expense was $6.4 million for the three months ended March 31, 2025, compared to $5.6 million for the three months ended March 31, 2024. Interest expense for the three months ended March 31, 2025 included contractual interest of $3.8 million, amortization of debt discount of $0.1 million and forbearance and extension fees of $12,000. Interest expense for the three months ended March 31, 2024 included amortization of debt discount of $2.1 million, contractual interest of $2.0 million and forbearance and extension fees of $1.5 million.

For the three months ended March 31, 2024, we recognized a noncash gain of $17.9 million related to the conversion of White River common stock by ROI into marketable equity securities. During the period, ROI transferred 6.7 million shares of White River common stock with a fair value of $19.2 million at the date of transfer. In connection with these transfers, ROI converted a portion of its White River Series A convertible preferred stock into common stock. No such gains were recognized during the three months ended March 31, 2025.

During the three months ended March 31, 2025, we recognized a total net loss on extinguishment of convertible notes of $4.6 million. This amount includes:

•	A gain of $0.3 million resulting from the conversion of $0.7 million of convertible notes into 0.2 million shares of Class A common stock, which had a fair value of $0.4 million at the time of conversion;

•	A loss of $2.6 million related to the issuance of the A&R Forbearance Note. The A&R Forbearance Note, with a principal amount of $3.5 million, was determined to be substantially different from the original note due to significant changes in terms, including the addition of a conversion feature and increased principal amount. As such, extinguishment accounting was applied, and a loss was recognized based on the difference between the value of the A&R Forbearance Note and the net carrying amount of the original note;

•	A loss of $1.0 million related to the Orchid convertible promissory note issued on March 14, 2025. Although the principal amount of the new note equaled the aggregate principal and accrued interest of the notes exchanged, the fair value of the new note, including the embedded derivative liability, exceeded the carrying amount of the original notes. As a result, a loss on extinguishment of $1.0 million was recognized; and

•	A loss of $1.3 million related to the SJC convertible promissory note issued on March 21, 2025. Although the principal of the new note matched the principal and accrued interest of the exchanged notes, the combined fair value of the new note and its embedded derivative exceeded the carrying amount of the original instruments. Accordingly, a $1.3 million loss on extinguishment was recognized.

During the three months ended March 31, 2024, ROI investors converted $2.3 million of ROI senior secured convertible notes with a fair value of $0.9 million at the time of conversion. As a result, ROI recognized a $1.4 million gain on extinguishment of debt.

Loss from investment in unconsolidated entity was $0.7 million for the three months ended March 31, 2024, representing our share of losses from our equity method investment in Algorhythm Holdings, Inc.

On March 28, 2025, AVLP, a majority-owned subsidiary of ours, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and we no longer maintained a controlling financial interest. Accordingly, we deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, we recognized a gain of $10.0 million, which is included in the condensed consolidated statement of operations for the three months ended March 31, 2025.

During the three months ended March 31, 2024, we recorded a $3.1 million loan loss reserve related to the promissory note from Ault & Company, Inc. (“Ault & Company”), due to uncertainties surrounding collection. The reserve was recorded within provision for loan losses – related party.

Income Tax Provision

Our effective tax rate from continuing operations was 1.3% for the three months ended March 31, 2025, compared to 0.0% for the same period in 2024. We recorded an income tax provision of $0.1 million for the three months ended March 31, 2025, and recognized an income tax benefit of $1,000 for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $4.2 million, excluding restricted cash of $20.4 million, compared to $4.5 million in cash and cash equivalents and $20.5 million in restricted cash as of December 31, 2024. The decrease in cash and cash equivalents was primarily driven by cash used in operating activities, debt repayments, and purchases of property and equipment. These outflows were partially offset by cash inflows from financing activities, including the sale of preferred stock and proceeds from notes payable and convertible notes.

Net cash used in operating activities totaled $4.0 million for the three months ended March 31, 2025, compared to $10.2 million for the three months ended March 31, 2024. Cash used in operating activities for the three months ended March 31, 2025 included $5.2 million proceeds from the sale of crypto assets from our Sentinum crypto assets mining operations, offset by operating losses and changes in working capital. Net cash used in operating activities for the three months ended March 31, 2024 included $0.6 million cash used in operating activities from discontinued operations.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2025, compared to net cash used in investing activities of $1.7 million for the three months ended March 31, 2024. Net cash used investing activities for the three months ended March 31, 2025 included capital expenditures of $2.8 million partially offset by proceeds from collections on notes receivable, related party of $1.9 million. Net cash used in investing activities for the three months ended March 31, 2024 included $1.4 million cash provided by investing activities from discontinued operations.

Net cash provided by financing activities was $4.7 million for the three months ended March 31, 2025, compared to $13.0 million for the three months ended March 31, 2024, and primarily reflects the following transactions:

•	$17.9 million gross proceeds from notes payable, offset by $13.8 million payments on notes payable;

•	$1.9 million gross proceeds from sales of Series D preferred stock;

•	$1.9 million payments of preferred dividends;

•	$0.9 million gross proceeds from sales of Series G preferred stock, related party; and

•	$0.3 million payments on convertible notes payable.

Net cash provided by financing activities for the three months ended March 31, 2024 included $0.5 million cash used in financing activities from discontinued operations.

Financing Transactions Subsequent to March 31, 2025

Sales of Series G Preferred Stock and Warrants

In April 2025, we sold to Ault & Company 100 shares of Series G preferred stock and Series G warrants to purchase 16,898 shares of Class A common stock, for an aggregate purchase price of $0.1 million.

Issuances of Series D Preferred Stock

From April 1, 2025 through May 15, 2025, we issued a total of 52,700 shares of our Series D preferred stock for the settlement of equity line of credit advances totaling $0.6 million.

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

April 8, 2025 Convertible Note

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

April 15, 2025 Convertible Promissory Notes

On April 15, 2025, we entered into securities purchase agreements (the “Agreements”) with institutional investors (the “Investors”), pursuant to which we issued to the Investors convertible promissory notes in the aggregate principal face amount of $5.0 million (the “Notes”) in aggregate gross consideration of $4.0 million in cash paid by the Investors to us, prior to placement agent fees and expenses of approximately $0.5 million (the “Transaction”).

The Notes have an aggregate principal face amount of $5.0 million and were issued with an original issue discount of 20%, or $1.0 million. The Notes do not accrue interest unless an event of default at which time the Notes would accrue interest at 20% per annum. The Notes will mature on September 30, 2025. The Notes are convertible into shares (the “Conversion Shares”) of the Company’s class A common stock at any time after NYSE American approval of the supplemental listing application at a conversion price equal to the greater of (i) $0.40 per share (the “Floor Price”), which Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) 80% of the lowest closing price of the Class A common stock during the five trading days immediately prior to the date of conversion into shares of Class A common stock.

May 13, 2025 OID Only Term Note

On May 13, 2025, we entered into an OID only term note agreement with an institutional investor with a principal amount of $1.4 million and an OID of $0.1 million. The maturity date of the promissory note is May 27, 2025. Mr. Ault entered into a personal guaranty agreement for the benefit of the investor.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates previously disclosed in the 2024 Annual Report.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the end of its most recent fiscal year.

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the fiscal quarter ended March 31, 2025, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being a loss and the estimated amount of a loss related to such matters.

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

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.

3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
3.19	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2024 and effective September 10, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on September 6, 2024 as Exhibit 3.1 thereto.
3.20	Certificate of Designation, Preferences and Rights relating to the 10.00% Series E Cumulative Redeemable Perpetual Preferred Stock, dated November 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 12, 2024 as Exhibit 3.1 thereto.
3.21	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 20, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on November 20, 2024 as Exhibit 3.1 thereto.
3.22	Certificate of Designation, Preferences and Rights relating to the Series F Exchangeable Preferred Stock, dated November 22, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2024 as Exhibit 3.1 thereto.
3.23	Form of Certificate of Designation of Preferences, Rights and Limitations of Series G Cumulative Preferred Stock, dated December 21, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on December 23, 2024 as Exhibit 4.1 thereto.
3.24	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 5, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on February 10, 2025 as Exhibit 3.1 thereto.
3.25	Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Preferred Stock, dated March 31, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 3.1 thereto.
3.26	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 23, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 25, 2025 as Exhibit 3.1 thereto.

10.01	Second Supplement and Amendment to Purchase Agreement dated January 9, 2025 by and among Hyperscale Data, Inc., Orion Equity Partners, LLC, Ascendiant Capital Markets, LLC and Northland Securities, Inc. Incorporated by reference to the Registration Statement on Form S-1/A filed on January 14, 2025 as Exhibit 10.40 thereto.
10.02	First Amendment to Loan Agreement dated January 9, 2025 by and among Hyperscale Data, Inc., OREE Lending Company, LLC and Helios Funds LLC. Incorporated by reference to the Registration Statement on Form S-1/A filed on January 14, 2025 as Exhibit 10.41 thereto.
10.03	Exchange Agreement, dated February 5, 2025, by and between the Company and the Investor. Incorporated by reference to the Current Report on Form 8-K filed on February 6, 2025 as Exhibit 10.1 thereto.
10.04	Form of Amended and Restated Forbearance Agreement. Incorporated by reference to the Current Report on Form 8-K filed on February 26, 2025 as Exhibit 10.1 thereto.
10.05	Exchange Agreement, dated March 14, 2025, by and between the Company and the Investor. Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2025 as Exhibit 10.1 thereto.
10.06	Exchange Agreement, dated March 21, 2025, by and between the Company and the Investor. Incorporated by reference to the Current Report on Form 8-K filed on March 24, 2025 as Exhibit 10.1 thereto.
10.07	Amendment to the Securities Purchase Agreement, dated March 30, 2025, by and between the Company and Ault & Company, Inc. Incorporated by reference to the Current Report on Form 8-K filed on April1 , 2025 as Exhibit 10.1 thereto.
10.08	Securities Purchase Agreement, dated March 31, 2025, by and between Hyperscale Data, Inc. and SJC Lending, LLC. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 10.1 thereto.
10.09	Registration Rights Agreement, dated March 31, 2025, by and between Hyperscale Data, Inc. and SJC Lending, LLC. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 10.2 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2025

HYPERSCALE DATA, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

