Form 10-Q
period 2025-06-30
Hyperscale Data, Inc.
filed 2025-08-15
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

At August 14, 2025, the registrant had outstanding 27,153,938 shares of Class A common stock and 4,990,514 shares of Class B common stock.

HYPERSCALE DATA, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,917,000	$4,546,000
Restricted cash	21,338,000	20,476,000
Accounts receivable, net	7,312,000	6,165,000
Inventories	1,500,000	1,817,000
Investment in promissory notes and other, related party	20,696,000	20,802,000
Loans receivable, current	2,686,000	1,369,000
Prepaid expenses and other current assets	2,560,000	3,238,000
TOTAL CURRENT ASSETS	62,009,000	58,413,000

Intangible assets, net	1,652,000	1,844,000
Property and equipment, net	135,841,000	144,357,000
Right-of-use assets	4,509,000	3,697,000
Investments in common stock and equity securities, related party	2,124,000	2,190,000
Investments in other equity securities	252,000	2,802,000
Other assets	7,114,000	7,463,000
TOTAL ASSETS	$213,501,000	$220,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$52,617,000	$59,475,000
Operating lease liability, current	1,297,000	1,627,000
Notes payable, current	87,677,000	95,768,000
Notes payable, related party, current	71,000	164,000
Convertible notes payable	20,810,000	19,569,000
Guarantee liability	38,900,000	38,900,000
TOTAL CURRENT LIABILITIES	201,372,000	215,503,000

LONG-TERM LIABILITIES
Operating lease liability, non-current	3,404,000	2,269,000
Notes payable, non-current	829,000	904,000
TOTAL LIABILITIES	205,605,000	218,676,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	June 30,	December 31,
	2025	2024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value - 25,000,000 shares authorized; 2,294,869 and 2,029,450 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (liquidation preference of $85,706,000 as of June 30, 2025)	2,000	2,000
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 8,666,055 and 1,259,893 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9,000	1,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 4,993,751 and 4,998,597 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5,000	5,000
Additional paid-in capital	692,584,000	668,817,000
Accumulated deficit	(686,958,000)	(628,950,000)
Accumulated other comprehensive loss	(131,000)	(668,000)
Treasury stock, at cost	-	(30,571,000)
TOTAL HYPERSCALE DATA STOCKHOLDERS’ EQUITY	5,511,000	8,636,000

Non-controlling interest	2,385,000	(6,546,000)

TOTAL STOCKHOLDERS’ EQUITY	7,896,000	2,090,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,501,000	$220,766,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended June 30,
	June 30,		June 30,
	2025	2024	2025	2024
Revenue, crane operations	$11,582,000	$11,700,000	$25,351,000	$24,618,000
Revenue, crypto assets mining	4,684,000	8,490,000	9,882,000	19,937,000
Revenue, hotel and real estate operations	5,622,000	5,389,000	9,287,000	8,697,000
Revenue, lending and trading activities	1,826,000	(9,763,000)	1,798,000	(664,000)
Revenue, other	2,142,000	1,976,000	4,559,000	3,569,000
Total revenue	25,856,000	17,792,000	50,877,000	56,157,000
Cost of revenue, crane operations	8,141,000	8,032,000	16,388,000	15,747,000
Cost of revenue, crypto assets mining	7,074,000	9,039,000	14,105,000	17,583,000
Cost of revenue, hotel and real estate operations	3,285,000	3,318,000	6,129,000	6,135,000
Cost of revenue, other	1,229,000	1,191,000	2,845,000	2,292,000
Total cost of revenue	19,729,000	21,580,000	39,467,000	41,757,000
Gross profit (loss)	6,127,000	(3,788,000)	11,410,000	14,400,000
Operating expenses
Research and development	112,000	102,000	241,000	213,000
Selling and marketing	6,277,000	3,725,000	8,611,000	7,773,000
General and administrative	9,865,000	11,360,000	19,069,000	21,732,000
Impairment of property and equipment	-	7,955,000	-	7,955,000
Total operating expenses	16,254,000	23,142,000	27,921,000	37,673,000
Loss from operations	(10,127,000)	(26,930,000)	(16,511,000)	(23,273,000)
Other income (expense):
Interest and other income	1,081,000	720,000	1,321,000	1,243,000
Interest expense	(7,664,000)	(5,319,000)	(11,503,000)	(10,950,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	-	-	17,900,000
(Loss) gain on extinguishment of debt	-	(663,000)	(4,569,000)	742,000
Loss from investment in unconsolidated entity	-	(1,291,000)	-	(1,958,000)
Impairment of equity securities	-	(6,266,000)	-	(6,266,000)
(Loss) gain on deconsolidation of subsidiary	(359,000)	-	9,690,000	-
Provision for loan losses, related party	-	-	-	(3,068,000)
(Loss) gain on the sale of fixed assets	(398,000)	(36,000)	(559,000)	32,000
Total other expense, net	(7,340,000)	(12,855,000)	(5,620,000)	(2,325,000)
Loss before income taxes	(17,467,000)	(39,785,000)	(22,131,000)	(25,598,000)
Income tax benefit	129,000	4,000	70,000	5,000
Net loss from continuing operations	(17,338,000)	(39,781,000)	(22,061,000)	(25,593,000)
Net income (loss) from discontinued operations	-	340,000	-	(2,996,000)
Net loss	(17,338,000)	(39,441,000)	(22,061,000)	(28,589,000)
Net (income) loss attributable to non-controlling interest	(1,713,000)	5,514,000	(1,195,000)	(1,621,000)
Net loss attributable to Hyperscale Data, Inc.	(19,051,000)	(33,927,000)	(23,256,000)	(30,210,000)
Preferred dividends	(2,215,000)	(1,308,000)	(4,181,000)	(2,568,000)
Net loss available to common stockholders	$(21,266,000)	$(35,235,000)	$(27,437,000)	$(32,778,000)

Basic and diluted net (loss) income per common share:
Continuing operations	$(2.66)	$(38.17)	$(3.89)	$(42.79)
Discontinued operations	-	0.36	-	(4.30)
Net loss per common share	$(2.66)	$(37.81)	$(3.89)	$(47.09)

Weighted average basic and diluted common shares outstanding	7,986,000	932,000	7,062,000	696,000

Comprehensive loss
Net loss available to common stockholders	$(21,266,000)	$(35,235,000)	$(27,437,000)	$(32,778,000)
Foreign currency translation adjustment	-	(188,000)	6,000	(125,000)
Other comprehensive (loss) income	-	(188,000)	6,000	(125,000)
Total comprehensive loss	$(21,266,000)	$(35,423,000)	$(27,431,000)	$(32,903,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2025

	Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Non-		Total
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Treasury Stock	Stockholders’ Equity
BALANCES, April 1, 2025	7,040	$-	-	$-	50,000	$-	453,792	$-	649,998	$1,000	998,577	$1,000	860	$-	1,429,995	$1,000	4,995,724	$5,000	$672,082,000	$(665,692,000)	$(88,000)	$480,000	$-	$6,790,000
Issuance of Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	100	-	-	-	-	-	75,000	-	-	-	-	75,000
Fair value of warrants issued in connection with Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	-	-	-	-	25,000
Issuance of Series B preferred stock for cash	-	-	7,899	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,899,000	-	-	-	-	7,899,000
Issuance of Series D preferred stock for cash	-	-	-	-	-	-	131,821	-	-	-	-	-	-	-	-	-	-	-	1,528,000	-	-	-	-	1,528,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,973	-	(1,973)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	68,000	-	-	-	-	68,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,684,249	5,000	-	-	10,891,000	-	-	-	-	10,896,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,051,000)	-	-	-	(19,051,000)
Series A preferred dividends ($1.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,000)	-	-	-	(5,000)
Series B preferred dividends ($13.13 per share)	-	-	20	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	20,000	(20,000)	-	-	-	-
Series C preferred dividends ($47.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,184,000)	-	-	-	(1,184,000)
Series D preferred dividends ($1.88 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(457,000)	-	-	-	(457,000)
Series E preferred dividends ($1.40 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(542,000)	-	-	-	(542,000)
Series G preferred dividends ($7.81 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,000)	-	-	-	(7,000)
Conversion of Series B preferred stock to common stock	-	-	(5,238)	-	-	-	-	-	-	-	-	-	-	-	2,549,838	3,000	-	-	(3,000)	-	-	-	-	-
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,713,000	-	1,713,000
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(43,000)	191,000	-	148,000
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,000)	-	-	1,000	-	-
BALANCES, June 30, 2025	7,040	$-	2,681	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	8,666,055	$9,000	4,993,751	$5,000	$692,584,000	$(686,958,000)	$(131,000)	$2,385,000	$-	$7,896,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2024

	Preferred Stock										Accumulated
	Series A		Series C		Series D		Class A Common Stock		Additional		Other	Non-		Total
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Treasury Stock	Stockholders’ Equity
BALANCES, April 1, 2024	7,040	$-	43,500	$-	323,835	$-	859,010	$1,000	$656,616,000	$(565,035,000)	$(2,061,000)	$6,069,000	$(30,571,000)	$65,019,000
Issuance of Series C preferred stock, related party for cash	-	-	500	-	-	-	-	-	497,000	-	-	-	-	497,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	3,000	-	-	-	-	3,000
Stock-based compensation	-	-	-	-	-	-	-	-	238,000	-	-	-	-	238,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	165,171	-	2,710,000	-	-	-	-	2,710,000
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	-	-	-	(893,000)	-	(893,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	292,000	-	292,000
Distribution to Circle 8 Crane Services, LLC (“Circle 8”) non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(56,000)	-	(56,000)
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	(33,927,000)	-	-	-	(33,927,000)
Series A preferred dividends ($0.71 per share)	-	-	-	-	-	-	-	-	-	(5,000)	-	-	-	(5,000)
Series C preferred dividends ($23.63 per share)	-	-	-	-	-	-	-	-	-	(1,040,000)	-	-	-	(1,040,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-	-	-	-	-	-	(263,000)	-	-	-	(263,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(436,000)	-	-	(436,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(5,514,000)	-	(5,514,000)
Net loss attributable to non-controlling interest of deconsolidated subsidiary	-	-	-	-	-	-	-	-	-	-	-	(338,000)	-	(338,000)
Other	-	-	-	-	-	-	-	-	7,000	(12,000)	-	-	-	(5,000)
BALANCES, June 30, 2024	7,040	$-	44,000	$-	323,835	$-	1,024,181	$1,000	$660,071,000	$(600,282,000)	$(2,497,000)	$(440,000)	$(30,571,000)	$26,282,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2025

	Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Non-		Total
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Treasury Stock	Stockholders’ Equity
BALANCES, January 1, 2025	7,040	$-	-	$-	50,000	$-	323,835	$-	649,998	$1,000	998,577	$1,000	-	$-	1,259,893	$1,000	4,998,597	$5,000	$668,817,000	$(628,950,000)	$(668,000)	$(6,546,000)	$(30,571,000)	$2,090,000
Issuance of Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	960	-	-	-	-	-	619,000	-	-	-	-	619,000
Fair value of warrants issued in connection with Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	341,000	-	-	-	-	341,000
Issuance of Series B preferred stock for cash	-	-	7,899	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,899,000	-	-	-	-	7,899,000
Issuance of Series D preferred stock for cash	-	-	-	-	-	-	261,778	-	-	-	-	-	-	-	-	-	-	-	3,450,000	-	-	-	-	3,450,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,846	-	(4,846)	-	-	-	-	-	-	-
Stock-based compensation																			135,000	-	-	-	-	135,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,851,478	5,000	-	-	11,308,000	-	-	-	-	11,313,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(23,256,000)	-	-	-	(23,256,000)
Series A preferred dividends ($1.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,000)	-	-	-	(9,000)
Series B preferred dividends ($13.13 per share)	-	-	20	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	20,000	(20,000)	-	-	-	-
Series C preferred dividends ($47.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,363,000)	-	-	-	(2,363,000)
Series D preferred dividends ($1.88 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(870,000)	-	-	-	(870,000)
Series E preferred dividends ($1.40 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(912,000)	-	-	-	(912,000)
Series G preferred dividends ($7.81 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,000)	-	-	-	(7,000)
Conversion of Series B preferred stock to common stock	-	-	(5,238)	-	-	-	-	-	-	-	-	-	-	-	2,549,838	3,000	-	-	(3,000)	-	-	-	-	-
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,571,000)	-	-	30,571,000	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,000	-	-	6,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,195,000	-	1,195,000
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	531,000	7,736,000	-	8,267,000
Other	-	-	-	-	-	-	-		-	-	-	-	-	-	-	-	-	-	(2,000)	-	-	-	-	(2,000)
BALANCES, June 30, 2025	7,040	$-	2,681	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	8,666,055	$9,000	4,993,751	$5,000	$692,584,000	$(686,958,000)	$(131,000)	$2,385,000	$-	$7,896,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2024

	Preferred Stock										Accumulated
	Series A		Series C		Series D		Class A Common Stock		Additional		Other	Non-		Total
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Treasury Stock	Stockholders’ Equity
BALANCES, January 1, 2024	7,040	$-	41,500	$-	425,197	$-	127,322	$-	$644,856,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000
Issuance of Series C preferred stock, related party for cash	-	-	2,500	-	-	-	-	-	2,315,000	-	-	-	-	2,315,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	185,000	-	-	-	-	185,000
Stock-based compensation	-	-	-	-	-	-	-	-	815,000	-	-	-	-	815,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	731,688	1,000	14,598,000	-	-	-	-	14,599,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	(513,000)	-	-	-	-	(513,000)
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	165,171	-	2,710,000	-	-	-	-	2,710,000
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	-	-	-	(893,000)	-	(893,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	1,777,000	-	1,777,000
Distribution to Circle 8 non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(226,000)	-	(226,000)
Conversion of RiskOn International, Inc. (“ROI”) convertible note	-	-	-	-	-	-	-	-	-	-	-	863,000	-	863,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	(30,210,000)	-	-	-	(30,210,000)
Series A preferred dividends ($1.28 per share)	-	-	-	-	-	-	-	-	-	(9,000)	-	-	-	(9,000)
Series C preferred dividends ($47.17 per share)	-	-	-	-	-	-	-	-	-	(2,032,000)	-	-	-	(2,032,000)
Series D preferred dividends ($1.62 per share)	-	-	-	-	-	-	-	-	-	(527,000)	-	-	-	(527,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(400,000)	-	-	(400,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	1,621,000	-	1,621,000
Distribution of securities of TurnOnGreen, Inc. (“TurnOnGreen”) to Hyperscale Data Class A common stockholders ($2.02 per share)	-	-	-	-	-	-	-	-	(4,900,000)	-	-	4,900,000	-	-
Distribution of ROI investment in White River Energy Corp. (“White River”) to ROI stockholders	-	-	-	-	-	-	-	-	-	-	-	(19,210,000)	-	(19,210,000)
Net loss attributable to non-controlling interest of deconsolidated subsidiary	-	-	-	-	-	-	-	-	-	-	-	(1,229,000)	-	(1,229,000)
Other	-	-	-	-	(101,362)	-	-	-	5,000	(35,000)	-	-	-	(30,000)
BALANCES, June 30, 2024	7,040	$-	44,000	$-	323,835	$-	1,024,181	$1,000	$660,071,000	$(600,282,000)	$(2,497,000)	$(440,000)	$(30,571,000)	$26,282,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,061,000)	$(28,589,000)
Net loss from discontinued operations	-	(2,996,000)
Net loss from continuing operations	(22,061,000)	(25,593,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,977,000	11,748,000
Amortization of debt discount	4,882,000	5,916,000
Amortization of right-of-use assets	741,000	772,000
Stock-based compensation	135,000	815,000
Loss (gain) on the sale of fixed assets	559,000	(32,000)
Impairment of property and equipment	-	7,955,000
Impairment of equity securities	-	6,266,000
Revenue, crypto assets mining	(9,882,000)	(15,201,000)
Proceeds from the sale of crypto assets	9,940,000	15,534,000
Gain on conversion of investment in equity securities to marketable equity securities	-	(17,900,000)
Proceeds from the sale of investment in equity securities	3,953,000
Gain on the sale of equity securities	(1,401,000)
Loss from investment in unconsolidated entity	-	1,958,000
Provision for loan losses	-	3,068,000
Gain on extinguishment of debt	4,569,000	116,000
Gain on deconsolidation of subsidiary	(9,690,000)	-
Other	(626,000)	(1,012,000)
Changes in operating assets and liabilities:
Marketable equity securities	(54,000)	(7,000)
Accounts receivable	(1,196,000)	(164,000)
Inventories	293,000	232,000
Prepaid expenses and other current assets	591,000	803,000
Other assets	348,000	(648,000)
Accounts payable and accrued expenses	2,613,000	(3,793,000)
Lease liabilities	(746,000)	(939,000)
Net cash used in operating activities from continuing operations	(7,055,000)	(10,106,000)
Net cash used in operating activities from discontinued operations	-	(3,826,000)
Net cash used in operating activities	(7,055,000)	(13,932,000)
Cash flows from investing activities:
Purchase of property and equipment	(3,277,000)	(3,653,000)
Cash decrease upon deconsolidation of subsidiary	(6,000)	-
Investments in loans receivable	(1,350,000)	(134,000)
Investments in non-marketable equity securities	-	(120,000)
Proceeds from the sale of fixed assets	820,000	626,000
Investment in notes receivable, related party	(691,000)	-
Principal payments on loans receivable	236,000	-
Payments (disbursements) from notes receivable, related party	1,945,000	(1,841,000)
Other	(8,000)	(226,000)
Net cash used in investing activities from continuing operations	(2,331,000)	(5,348,000)
Net cash provided by investing activities from discontinued operations	-	1,554,000
Net cash used in investing activities	(2,331,000)	(3,794,000)

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$-	$14,599,000
Financing cost in connection with sales of Class A common stock	-	(513,000)
Proceeds from sales of Series B preferred stock	7,899,000	-
Proceeds from sales of Series D preferred stock	3,450,000	-
Proceeds from sales of Series C and Series G preferred stock and warrants, related party	960,000	2,500,000
Proceeds from subsidiaries’ sale of stock to non-controlling interests	-	1,777,000
Distribution to Circle 8 non-controlling interest	-	(226,000)
Proceeds from notes payable	29,127,000	33,932,000
Payments on notes payable	(30,289,000)	(30,487,000)
Payments on convertible notes payable, related party	-	(193,000)
Payments on notes payable, related party	(93,000)	(1,898,000)
Payments of preferred dividends	(4,161,000)	(2,568,000)
Proceeds from sales of convertible notes	5,020,000	1,800,000
Payments on convertible notes	(300,000)	(1,230,000)
Net cash provided by financing activities from continuing operations	11,613,000	17,493,000
Net cash provided by financing activities from discontinued operations	-	1,328,000
Net cash provided by financing activities	11,613,000	18,821,000

Effect of exchange rate changes on cash and cash equivalents from continuing operations	6,000	352,000

Net increase in cash and cash equivalents and restricted cash	2,233,000	1,447,000

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	25,022,000	11,067,000
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	-	4,301,000
Cash and cash equivalents and restricted cash at beginning of period	25,022,000	15,368,000

Cash and cash equivalents and restricted cash at end of period	27,255,000	16,815,000
Less cash and cash equivalents and restricted cash of discontinued operations at end of period	-	(3,282,000)
Cash and cash equivalents and restricted cash of continued operations at end of period	$27,255,000	$13,533,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest - continuing operations	$2,699,000	$1,280,000
Cash paid during the period for interest - discontinued operations	$-	$665,000

Non-cash investing and financing activities:
Settlement of accounts payable with crypto assets	$16,000	$8,000
Settlement of interest payable with crypto assets	$-	$142,000
Settlement of note payable with crypto assets	$-	$506,000
Conversion of convertible notes payable into shares of Class A common stock	$11,313,000	$-
Conversion of Series B preferred stock into shares of Class A common stock	$3,000	$-
Conversion of debt and equity securities to marketable securities	$-	$1,810,000
Exchange of related party advances for investment in other equity securities, related party	$-	$2,000,000
Recognition of new operating lease right-of-use assets and lease liabilities	$1,552,000	$1,725,000
Remeasurement of Ault Disruptive Technologies Corporation temporary equity	$-	$23,000
Notes payable exchanged for convertible notes payable	$9,103,000	$-
Dividend of ROI investment in White River to ROI shareholders	$-	$19,210,000
Redeemable non-controlling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$-	$1,463,000
Paid-in-kind dividends settled through issuance of Series B preferred stock	$20,000	$-
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$-	$4,900,000

1. DESCRIPTION OF BUSINESS

Hyperscale Data, Inc. is a Delaware corporation (“Hyperscale Data” or the “Company”). Through its wholly owned subsidiary Sentinum, Inc., Hyperscale Data owns and operates a data center at which it mines digital assets and offers colocation and hosting services for the emerging artificial intelligence (“AI”) ecosystems and other industries. Hyperscale Data’s other wholly owned subsidiary, Ault Capital Group, Inc. (“ACG”), is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies, including an AI software platform, social gaming platform, equipment rental services, defense/aerospace, industrial, automotive and hotel operations. In addition, ACG is actively engaged in providing private credit and structured finance through a licensed lending subsidiary.

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

2. LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2025, the Company had cash and cash equivalents of $5.9 million (excluding restricted cash of $21.3 million), negative working capital of $139.4 million and a history of net operating losses. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared based on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of June 30, 2025, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its crypto assets, or a combination thereof. Although management believes that such capital resources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to delay, curtail or cease its operations altogether.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited 2024 financial statements contained in the above referenced 2024 Annual Report. Results of the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Prior Period Revision - Statement of Cash Flows

For the six months ended June 30, 2025, the Company disclosed the borrowings of lines of credit and repayments of lines of credit as separate line items within notes payable activity of the financing activities section of the consolidated statement of cash flows. The Company has corrected these line items for the six months ended June 30, 2024 for comparability purposes.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the 2024 Annual Report.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation, including the discontinued operations presentation of Gresham Worldwide, Inc. (“GIGA”). These reclassifications had no effect on previously reported results of operations.

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

4. DECONSOLIDATION OF SUBSIDIARIES AND GIGA DISCONTINUED OPERATIONS

Deconsolidation of Avalanche International Corp. (“AVLP”)

On March 28, 2025, AVLP, formerly a majority-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and the Company no longer maintained a controlling financial interest. Accordingly, the Company deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, the Company recognized a gain of $10.0 million, which is included in the condensed consolidated statement of operations for the six months ended June 30, 2025. The Company evaluated the criteria for discontinued operations and determined that the operations of AVLP did not meet the requirements for such classification.

Deconsolidation of Eco Pack Technologies Limited (“Eco Pack”)

On April 16, 2025, Eco Pack, formerly a majority-owned subsidiary of the Company, filed a voluntary liquidation under the insolvency regulations in the UK. As a result of the filing, the Company no longer maintained a controlling financial interest. Accordingly, the Company deconsolidated Eco Pack effective as of the filing date. In connection with the deconsolidation, the Company recognized a loss of $0.4 million, which is included in the condensed consolidated statement of operations for the six months ended June 30, 2025. The Company evaluated the criteria for discontinued operations and determined that the operations of Eco Pack did not meet the requirements for such classification.

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

In connection with the Chapter 11 reorganization process, the Company concluded that the operations of GIGA met the criteria for discontinued operations as this was a strategic shift that had and will continue to have a significant effect on the Company’s operations and financial results. As a result, the Company has presented the results of operations, cash flows and financial position of GIGA as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

The following table presents the results of GIGA operations:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Revenue, products	$10,610,000	$20,183,000
Cost of revenue, products	7,452,000	15,515,000
Gross profit	3,158,000	4,668,000
Operating expenses
Research and development	750,000	1,711,000
Selling and marketing	268,000	880,000
General and administrative	1,694,000	5,109,000
Total operating expenses	2,712,000	7,700,000
Income (loss) from operations	446,000	(3,032,000)
Other income (expense):
Interest and other income	89,000	149,000
Interest expense	(504,000)	(1,356,000)
Total other expense, net	(415,000)	(1,207,000)
Income (loss) before income taxes	31,000	(4,239,000)
Income tax provision (benefit)	28,000	(15,000)
Net income (loss)	3,000	(4,224,000)
Net loss attributable to non-controlling interest	338,000	1,229,000
Net income (loss) available to common stockholders	$341,000	$(2,995,000)

The cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

For the Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(4,224,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	288,000
Amortization of right-of-use assets	439,000
Amortization of intangibles	105,000
Gain on extinguishment of debt	(858,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,210,000)
Inventories	693,000
Prepaid expenses and other current assets	(374,000)
Lease liabilities	(475,000)
Accounts payable and accrued expenses	2,790,000
Net cash used in operating activities	(3,826,000)
Cash flows from investing activities:
Purchase of property and equipment	(244,000)
Cash contributions from parent	1,841,000
Other	(43,000)
Net cash provided by investing activities	1,554,000
Cash flows from financing activities:
Proceeds from notes payable	1,328,000
Net cash provided by financing activities	1,328,000

Effect of exchange rate changes on cash and cash equivalents	(75,000)

Net decrease in cash and cash equivalents and restricted cash	(1,019,000)

Cash and cash equivalents and restricted cash at beginning of period	4,301,000

Cash and cash equivalents and restricted cash at end of period	$3,282,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$665,000

5. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three and six months ended June 30, 2025 and 2024. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP. Revenue is presented by reportable segment. The “Holding Co.” column includes revenue that is not allocated to a specific reportable segment but is generated within the holding company entity. While not a separate reportable segment, Holding Co. is included in the table below to reconcile the segments to total consolidated revenue.

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$1,593,000	$-	$4,929,000	$5,377,000	$11,582,000	$3,000	$447,000	$23,931,000
Europe	(6,000)	-	-	-	-	-	-	(6,000)
Middle East and other	105,000	-	-	-	-	-	-	105,000
Revenue from contracts with customers	1,692,000	-	4,929,000	5,377,000	11,582,000	3,000	447,000	24,030,000
Revenue, lending and trading activities (North America)	-	1,826,000	-	-	-	-	-	1,826,000
Total revenue	$1,692,000	$1,826,000	$4,929,000	$5,377,000	$11,582,000	$3,000	$447,000	$25,856,000

Major Goods or Services
Power supply units and systems	$1,692,000	$-	$-	$-	$-	$-	$-	$1,692,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	4,684,000	-	-	-	-	4,684,000
Hotel and real estate operations	-	-	245,000	5,377,000	-	-	-	5,622,000
Crane rental	-	-	-	-	11,582,000	-	-	11,582,000
Other	-	-	-	-	-	3,000	447,000	450,000
Revenue from contracts with customers	1,692,000	-	4,929,000	5,377,000	11,582,000	3,000	447,000	24,030,000
Revenue, lending and trading activities	-	1,826,000	-	-	-	-	-	1,826,000
Total revenue	$1,692,000	$1,826,000	$4,929,000	$5,377,000	$11,582,000	$3,000	$447,000	$25,856,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,656,000	$-	$4,929,000	$5,377,000	$-	$3,000	$447,000	$12,412,000
Services transferred over time	36,000	-	-	-	11,582,000	-	-	11,618,000
Revenue from contracts with customers	$1,692,000	$-	$4,929,000	$5,377,000	$11,582,000	$3,000	$447,000	$24,030,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$3,121,000	$-	$10,643,000	$8,526,000	$25,351,000	$2,000	$1,244,000	$48,887,000
Europe	-	-	-	-	29,000	-	-	29,000
Middle East and other	163,000	-	-	-	-	-	-	163,000
Revenue from contracts with customers	3,284,000	-	10,643,000	8,526,000	25,380,000	2,000	1,244,000	49,079,000
Revenue, lending and trading activities (North America)	-	1,798,000	-	-	-	-	-	1,798,000
Total revenue	$3,284,000	$1,798,000	$10,643,000	$8,526,000	$25,380,000	$2,000	$1,244,000	$50,877,000

Major Goods or Services
Power supply units and systems	$3,284,000	$-	$-	$-	$-	$-	$-	$3,284,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	9,882,000	-	-	-	-	9,882,000
Hotel and real estate operations	-	-	761,000	8,526,000	-	-	-	9,287,000
Crane rental	-	-	-	-	25,351,000	-	-	25,351,000
Other	-	-	-	-	29,000	2,000	1,244,000	1,275,000
Revenue from contracts with customers	3,284,000	-	10,643,000	8,526,000	25,380,000	2,000	1,244,000	49,079,000
Revenue, lending and trading activities	-	1,798,000	-	-	-	-	-	1,798,000
Total revenue	$3,284,000	$1,798,000	$10,643,000	$8,526,000	$25,380,000	$2,000	$1,244,000	$50,877,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,248,000	$-	$10,643,000	$8,526,000	$29,000	$2,000	$1,244,000	$23,692,000
Services transferred over time	36,000	-	-	-	25,351,000	-	-	25,387,000
Revenue from contracts with customers	$3,284,000	$-	$10,643,000	$8,526,000	$25,380,000	$2,000	$1,244,000	$49,079,000

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$1,181,000	$-	$8,745,000	$5,134,000	$11,700,000	$39,000	$672,000	$27,471,000
Europe	10,000	-	-	-	29,000	-	-	39,000
Middle East and other	45,000	-	-	-	-	-	-	45,000
Revenue from contracts with customers	1,236,000	-	8,745,000	5,134,000	11,729,000	39,000	672,000	27,555,000
Revenue, lending and trading activities (North America)	-	(9,763,000)	-	-	-	-	-	(9,763,000)
Total revenue	$1,236,000	$(9,763,000)	$8,745,000	$5,134,000	$11,729,000	$39,000	$672,000	$17,792,000

Major Goods or Services
Power supply units and systems	$1,236,000	$-	$-	$-	$-	$-	$-	$1,236,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	6,339,000	-	-	-	-	6,339,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	2,151,000	-	-	-	-	2,151,000
Hotel and real estate operations	-	-	255,000	5,134,000	-	-	-	5,389,000
Crane rental	-	-	-	-	11,700,000	-	-	11,700,000
Other	-	-	-	-	29,000	39,000	672,000	740,000
Revenue from contracts with customers	1,236,000	-	8,745,000	5,134,000	11,729,000	39,000	672,000	27,555,000
Revenue, lending and trading activities	-	(9,763,000)	-	-	-	-	-	(9,763,000)
Total revenue	$1,236,000	$(9,763,000)	$8,745,000	$5,134,000	$11,729,000	$39,000	$672,000	$17,792,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,236,000	$-	$8,745,000	$5,134,000	$29,000	$39,000	$672,000	$15,855,000
Services transferred over time	-	-	-	-	11,700,000	-	-	11,700,000
Revenue from contracts with customers	$1,236,000	$-	$8,745,000	$5,134,000	$11,729,000	$39,000	$672,000	$27,555,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$2,338,000	$-	$20,494,000	$8,140,000	$24,618,000	$67,000	$973,000	$56,630,000
Europe	14,000	-	-	-	68,000	-	-	82,000
Middle East and other	109,000	-	-	-	-	-	-	109,000
Revenue from contracts with customers	2,461,000	-	20,494,000	8,140,000	24,686,000	67,000	973,000	56,821,000
Revenue, lending and trading activities (North America)	-	(664,000)	-	-	-	-	-	(664,000)
Total revenue	$2,461,000	$(664,000)	$20,494,000	$8,140,000	$24,686,000	$67,000	$973,000	$56,157,000

Major Goods or Services
Power supply units and systems	$2,461,000	$-	$-	$-	$-	$-	$-	$2,461,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	15,201,000	-	-	-	-	15,201,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	4,736,000	-	-	-	-	4,736,000
Hotel and real estate operations	-	-	557,000	8,140,000	-	-	-	8,697,000
Crane rental	-	-	-	-	24,618,000	-	-	24,618,000
Other	-	-	-	-	68,000	67,000	973,000	1,108,000
Revenue from contracts with customers	2,461,000	-	20,494,000	8,140,000	24,686,000	67,000	973,000	56,821,000
Revenue, lending and trading activities	-	(664,000)	-	-	-	-	-	(664,000)
Total revenue	$2,461,000	$(664,000)	$20,494,000	$8,140,000	$24,686,000	$67,000	$973,000	$56,157,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$2,452,000	$-	$20,494,000	$8,140,000	$68,000	$67,000	$973,000	$32,194,000
Services transferred over time	9,000	-	-	-	24,618,000	-	-	24,627,000
Revenue from contracts with customers	$2,461,000	$-	$20,494,000	$8,140,000	$24,686,000	$67,000	$973,000	$56,821,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2025 (no material financial instruments were measured at fair value on a recurring basis at December 31, 2024):

	Fair Value Measurement at June 30, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$3,531,000	$-	$-	$3,531,000

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

The changes in Level 3 fair value hierarchy during the three and six months ended June 30, 2025 and 2024 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Six months ended June 30, 2025
Embedded conversion feature liabilities	$-	$662,000	$(1,274,000)	$4,143,000	$3,531,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Six months ended June 30, 2024
Warrant liabilities	$-	$(99,000)	$-	$677,000	$578,000
Embedded conversion feature liabilities	$910,000	$(755,000)	$-	$-	$155,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Three months ended June 30, 2025
Embedded conversion feature liabilities	$2,269,000	$662,000	$(1,274,000)	$1,874,000	$3,531,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Three months ended June 30, 2024
Warrant liabilities	$560,000	$18,000	$-	$-	$578,000
Embedded conversion feature liabilities	$155,000	$-	$-	$-	$155,000

7. CRYPTO ASSETS

The following table presents revenue from mined crypto assets for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue from mined crypto assets at Sentinum owned and operated facilities	$4,684,000	$6,339,000	$9,882,000	$15,201,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	2,151,000	-	4,736,000
Revenue, crypto assets mining	$4,684,000	$8,490,000	$9,882,000	$19,937,000

The following table presents the activities of the crypto assets (included in prepaid expenses and other current assets) for the three months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
	2025	2024
Balance at January 1	$182,000	$546,000
Additions of mined crypto assets	9,882,000	15,201,000
Sale of crypto assets	(9,940,000)	(15,534,000)
Other	(21,000)	11,000
Balance at June 30	$103,000	$224,000

8. PROPERTY AND EQUIPMENT, NET

At June 30, 2025 and December 31, 2024, property and equipment consisted of:

	June 30, 2025	December 31, 2024
Building, land and improvements	$81,870,000	$80,822,000
Crypto assets mining equipment	12,150,000	12,150,000
Crane rental equipment	34,668,000	34,588,000
Computer, software and related equipment	9,959,000	11,308,000
Aircraft	15,983,000	15,983,000
Other property and equipment	11,218,000	11,417,000
	165,848,000	166,268,000
Accumulated depreciation and amortization	(30,007,000)	(21,911,000)
Property and equipment, net	$135,841,000	$144,357,000

Summary of depreciation expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Depreciation expense	$4,711,000	$6,057,000	$9,785,000	$11,641,000

9. INTANGIBLE ASSETS, NET

At June 30, 2025 and December 31, 2024, intangible assets consisted of:

	Useful Life	June 30, 2025	December 31, 2024
Definite lived intangible assets:
Customer list	10 years	$1,290,000	$1,290,000
Trade names	12 years	1,030,000	1,030,000
Developed technology	7 years	-	60,000
		2,320,000	2,380,000
Accumulated amortization		(668,000)	(536,000)
Total definite-lived intangible assets		$1,652,000	$1,844,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Summary of amortization expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Amortization expense	$66,000	$53,000	$192,000	$107,000

As of June 30, 2025, intangible assets subject to amortization have an average remaining useful life of 6.6 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2025 (remainder)	$132,000
2026	264,000
2027	264,000
2028	264,000
2029	264,000
Thereafter	464,000
$1,652,000

10. INVESTMENTS – RELATED PARTIES

Investments in Alzamend Neuro, Inc. (“Alzamend”), Ault & Company, Inc. (“Ault & Company”) and GIGA at June 30, 2025 and December 31, 2024, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company and GIGA

	Interest		June 30,	December 31,
	Rate	Due Date	2025	2024
Promissory note and accrued interest receivable, Ault & Company, in default	8%	December 31, 2024	$541,000	$2,468,000
Promissory note and accrued interest receivable, GIGA	6% - 12%	In bankruptcy	20,320,000	18,499,000
Other			335,000	335,000
Allowance for credit losses			(500,000)	(500,000)
Total investment in promissory notes and other, related parties			$20,696,000	$20,802,000

Summary of interest income, related party, recorded within interest and other income on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income, related party	$570,000	$269,000	$1,148,000	$478,000

At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.

The Company determined that the collectability of certain notes receivables is doubtful based on information available.

Investment in Alzamend Series B Convertible Preferred Stock, Warrants and Common Stock, Related Parties – Alzamend

	Investments in Common Stock, Related Parties at June 30, 2025
	Cost	Gross Unrealized Losses	Fair value
Common shares	$24,331,000	$(24,307,000)	$24,000
Alzamend series B convertible preferred stock, warrants	2,100,000	-	2,100,000
	$26,431,000	$(24,307,000)	$2,124,000

	Investments in Common Stock, Related Parties at December 31, 2024
	Cost	Gross Unrealized Losses	Fair value
Common shares	$24,697,000	$(24,607,000)	$90,000
Alzamend series B convertible preferred stock, warrants	2,100,000	-	2,100,000
	$26,797,000	$(24,607,000)	$2,190,000

The following tables summarize the changes in the Company’s investments in Alzamend common stock during the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024
Balance at April 1	$81,000	$768,000
Investment in common stock of Alzamend	-	3,000
Sale of Alzamend common stock	(6,000)	-
Realized loss in common stock of Alzamend	(368,000)	-
Unrealized gain (loss) in common stock of Alzamend	317,000	(467,000)
Balance at June 30	$24,000	$304,000

The following tables summarize the changes in the Company’s investments in Alzamend common stock during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Balance at January 1	$90,000	$679,000
Investment in common stock of Alzamend	8,000	8,000
Sale of Alzamend common stock	(6,000)	-
Realized loss in common stock of Alzamend	(368,000)	-
Unrealized gain (loss) in common stock of Alzamend	300,000	(383,000)
Balance at June 30	$24,000	$304,000

Ault Lending, LLC (“Ault Lending”) Investment in Alzamend Series B Convertible Preferred Stock and Warrants

	June 30,	December 31,
	2025	2024
Investment in Alzamend preferred stock	$2,100,000	$2,100,000
Total investment in other investments securities, related party	$2,100,000	$2,100,000

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

Messrs. Ault, Horne and Nisser are each paid $50,000 annually by Alzamend.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at June 30, 2025 and December 31, 2024 consisted of:

	June 30,	December 31,
	2025	2024
Accounts payable	$24,356,000	$25,182,000
Accrued payroll and payroll taxes	2,106,000	2,342,000
Interest payable	4,306,000	8,249,000
Accrued legal	1,869,000	2,399,000
Other accrued expenses	19,980,000	21,303,000
	$52,617,000	$59,475,000

12. DIVIDEND PAYABLE IN TURNONGREEN COMMON STOCK

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

13. ROI Transfers of White River Common Stock

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

In conjunction with the transfers to non-controlling interests, ROI converted a portion of its White River Series A convertible preferred stock into common stock and recorded a non-cash $17.9 million gain on conversion.

14. NOTES PAYABLE

Notes payable at June 30, 2025 and December 31, 2024, were comprised of the following:

	Collateral	Guarantors	Interest rate	Effective rate	Due date	June 30, 2025	December 31, 2024
AGREE secured construction loans, in default	AGREE hotels	-	9%	12%	March 31, 2026	$68,750,000	$68,750,000
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $27.7 million	-	8%	8%	December 16, 2025	10,553,000	13,126,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $3.8 million	-	11%	11%	September 15, 2025 through June 15, 2027	1,534,000	2,826,000
15% term notes, in default	-	Milton C. Ault, III	15%	-	October 31, 2024	-	3,777,000
ROI promissory note, in default	-	-	18%	45%	May 15, 2025	2,830,000	2,367,000
Other ($2.4 million in default)	-	-	15%	-	Various	4,839,000	5,826,000
Total notes payable						$88,506,000	$96,672,000
Less:
Unamortized debt discounts						-	-
Total notes payable, net						$88,506,000	$96,672,000
Less: current portion						(87,677,000)	(95,768,000)
Notes payable – long-term portion						$829,000	$904,000

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

Notes Payable Maturities

Principal maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of June 30, 2025 were:

Year
2025 (remainder)	$87,677,000
2026	719,000
2027	110,000
$88,506,000

Interest Expense

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Contractual interest expense	$3,400,000	$3,272,000	$7,175,000	$5,266,000
Forbearance fees	365,000	750,000	377,000	2,250,000
Amortization of debt discount	3,899,000	1,297,000	3,951,000	3,434,000
Total interest expense	$7,664,000	$5,319,000	$11,503,000	$10,950,000

15. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at June 30, 2025 and December 31, 2024, were comprised of the following:

	Interest rate	Due date	June 30, 2025	December 31, 2024
Notes from officers – TurnOnGreen, in default	14%	Past due	$71,000	$46,000
Other related party advances	No interest	Upon demand	-	118,000
Total notes payable			$71,000	$164,000

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense, related party	$3,000	$3,000	$19,000	$19,000

16. CONVERTIBLE NOTES

Convertible notes payable at June 30, 2025 and December 31, 2024, were comprised of the following:

	Conversion price per share	Interest rate	Effective rate	Due date	June 30, 2025	December 31, 2024
SJC Lending, LLC (“SJC”) convertible promissory note	75% of 5-day VWAP	15%	15%	December 31, 2025	$4,909,000	$-
ROI senior secured convertible note, in default	$0.11 (ROI stock)	OID Only	22%	April 27, 2024	4,245,000	4,245,000
Orchid Finance LLC (“Orchid”) convertible promissory notes, in default	75% of 5-day VWAP	15%	20%	June 30, 2025	4,626,000	-
20% original issue discount (“OID”) convertible promissory notes	80% of 5-day VWAP	OID Only	73%	September 30, 2025	1,916,000	-
10% OID convertible promissory note	$5.87	18%	18%	May 15, 2025	-	4,167,000
Forbearance convertible promissory note, in default	$2.00	18%	18%	June 30, 2025	2,118,000	853,000
Convertible promissory note – OID only, in default	90% of 5-day VWAP	OID Only	32%	September 28, 2024	406,000	393,000
AVLP convertible promissory notes, principal	$0.35 (AVLP stock)	7%	9%	August 22, 2025	-	9,911,000
Fair value of embedded conversion options					3,531,000	-
Total convertible notes payable					21,751,000	19,569,000
Less: unamortized debt discounts					(941,000)	-
Total convertible notes payable, net of financing cost, long-term					$20,810,000	$19,569,000
Less: current portion					(20,810,000)	(19,569,000)
Convertible notes payable, net of financing cost – long-term portion					$-	$-

(1)	Includes forbearance and extension fees and OID costs that are amortized to interest expense over the life of the notes.

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

On April 1, 2025, the Company issued a convertible promissory note to an institutional investor in the principal amount of $1.65 million in consideration for $1.5 million in cash previously advanced to the Company. The note bears interest at 15% per annum, increasing to 18% per annum upon an event of default, as defined in the note. The note matures on September 30, 2025. The note is convertible into shares of the Company’s Class A common stock at any time at a conversion price equal to the greater of (i) the Floor Price and (ii) the lesser of (A) 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to the April 1, 2025 issuance date, or (B) 75% of the VWAP during the five trading days immediately prior to the date of conversion. The conversion price is not subject to adjustment for stock splits, combinations, or dividends. The note was issued with an OID of 10%.

Forbearance Convertible Promissory Note

In February 2025, the Company and an institutional investor entered into an amended and restated forbearance agreement pursuant to which the investor agreed to forebear through the close of business on May 15, 2025, from exercising the rights and remedies it is entitled in consideration for the Company’s agreement to issue to the investor an amended and restated convertible promissory note in the amount of $3.5 million (the “A&R Forbearance Note”), consisting of (i) the amount then due under the original forbearance agreement of $0.9 million, (ii) a forbearance extension fee of $0.3 million and (iii) a true-up amount of $2.3 million. Subject to the approval by the NYSE and the Company’s stockholders, the A&R Forbearance Note is convertible into shares of Class A common stock at a conversion price equal to $2.00, subject to adjustment. The A&R Forbearance Note accrues interest at the rate of 18% per annum with a maturity date of May 15, 2025. On June 3, 2025, the Company and the investor entered into an amendment to the A&R Forbearance Note, pursuant to which the maturity date of the A&R Forbearance Note was extended until June 30, 2025.

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

20% OID convertible promissory notes

On April 15, 2025, the Company issued convertible promissory notes in aggregate principal amount of $5.0 million to Target Capital 14 LLC and Secure Net Capital LLC in exchange for $4.0 million in cash proceeds. The Company incurred placement agent fees and expenses of approximately $0.5 million in connection with the transaction. The notes do not bear interest unless an event of default occurs, in which case the interest rate increases to 20% per annum. The notes mature on September 30, 2025.

The notes are convertible into Class A common stock at any time at a conversion price equal to the greater of (i) the Floor Price and (ii) 80% of the lowest closing price of the Class A common stock during the five trading days immediately prior to the date of conversion. The conversion price is not subject to adjustment for stock dividends, splits, or similar corporate actions. The notes were issued with an original issue discount of 20%.

Embedded Derivatives

The Company identified embedded derivative features within certain convertible promissory notes issued during the six months ended June 30, 2025, that required bifurcation and separate accounting as derivative liabilities under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging Activities. Specifically, the embedded conversion options associated with the Orchid convertible promissory notes, the SJC convertible promissory note and the April 2025 convertible notes were determined to meet the criteria for derivative classification.

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

The following table summarizes the key inputs used in the valuation of the embedded derivatives at inception:

Assumption	Weighted Average at Inception	Weighted Average at June 30, 2025
Valuation technique	Monte Carlo Simulation	Monte Carlo Simulation
Risk-free interest rate	4.2%	4.2%
Expected volatility	118%	122%
Credit-risk adjusted rate	60%	60%
Time to maturity (years)	0.5	0.3
Stock price at valuation date	$2.37	$1.40
Dividend yield	0%	0%

The Monte Carlo simulation utilized 100,000 iterations and incorporated conversion mechanics, including the floor price and the VWAP-based conversion price as defined in each agreement. The incremental value attributable to the conversion feature was isolated to determine its impact on the overall fair value of the embedded option.

Conversions of Convertible Notes

During the six months ended June 30, 2025, principal, accrued and unpaid interest of $11.3 million were converted into 4.9 million shares of Class A common stock of the Company.

Loss on Extinguishment of Convertible Notes

During the six months ended June 30, 2025, the Company recognized a total net loss on extinguishment of convertible notes of $4.6 million. This amount includes:

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

Contractual Maturities

Principal maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of June 30, 2025 were:

Year	Principal
2025 (remainder)	$18,220,000
$18,220,000

17. COMMITMENTS AND CONTINGENCIES

Related Party Commitments

During the three months ended June 30, 2025, the Company’s subsidiaries, BitNile.com, Inc. and askROI, Inc., entered into marketing and promotional commitments with a subsidiary of Ault & Company. The commitments, which total approximately $9.2 million, relate to the coordination and execution of media placements, promotional events, and related marketing services in connection with various contracted events. These services are billed on a pass-through basis, at cost, without any mark-up or commission. Of the total commitments, approximately $4.1 million was expensed during the three months ended June 30, 2025.

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

On or about July 29, 2025, the Court entered an Order (the “Consolidation and Dismissal Order”) consolidating this action with that certain action captioned Arena Investors, LP v. Milton C. Ault III and Kristine Ault, Index No. 655857/2024, pending in the Supreme Court of the State of New York, County of New York (the “Second Filed Action”). In the Consolidation and Dismissal Order, the Court also dismissed so much of the complaint from the Second Filed Action that asserts claims arising from an alleged failure to pay a redemption premium as set forth in that certain Event of Default Redemption Notice, dated November 5, 2024, that Arena transmitted to, among others, the Company.

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

The Company had accrued loss contingencies related to litigation matters of $1.9 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively.

18. STOCKHOLDERS’ EQUITY

Class A Common Stock

Class A common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

Class B Common Stock

The Class B common stock is identical to the Class A common stock, with the exception that each share thereof carries 10 times the voting power of a share of Class A common stock. The Class B common stock is convertible at any time into Class A common stock on a one-for-one basis at the option of the holder of the Class B common stock.

Preferred Stock

Preferred stock as of June 30, 2025 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at June 30, 2025
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series B Convertible Preferred Stock	$0.001	$1,000	60,000	2,681,000	2,681
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	14,640,000	585,613
Series E Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	960,000	960
Unallocated			18,340,000	-	-
Total			25,000,000	$85,706,000	2,294,869

Preferred stock as of December 31, 2024 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at December 31, 2024
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	8,096,000	323,835
Series E Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	-	-
Unallocated			18,400,000	-	-
Total			25,000,000	$75,521,000	2,029,450

The Company is authorized to issue 25.0 million shares of preferred stock, $0.001 par value. As of June 30, 2025, the rights, preferences, privileges and restrictions on the remaining authorized 18.3 million shares of preferred stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

$50.0 Million Securities Purchase Agreement for Sale of Series B Convertible Preferred Stock

On March 31, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the Company agreed to sell up to 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total purchase price of up to $50.0 million. The securities purchase agreement provides that the transaction shall be conducted through 49 separate tranche closings; however, the investor may, at its sole discretion, purchase additional shares ahead of the scheduled closings.

During the three months ended June 30, 2025, the Company issued an aggregate of 7,899 shares of Series B Preferred Stock for gross proceeds of approximately $7.9 million. In the same period, the investor converted approximately 5,238 shares of Series B Preferred Stock into shares of Class A common stock. In addition, approximately 20 shares of Series B Preferred Stock were issued as paid-in-kind (“PIK”) dividends pursuant to the terms of the Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $1,000 and is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) the Floor Price and (ii) 75% of the Company’s lowest VWAP during the five trading days immediately prior to the date of conversion, subject to a maximum of $10.00 per share. The holders are entitled to cumulative dividends at a 15% annual rate, payable monthly in arrears, and for the first two years, the Company may elect to pay such dividends in additional shares of Series B Preferred Stock in lieu of cash.

On April 23, 2025, the Company filed a Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock. This amendment, approved by the Board of Directors on April 22, 2025, revised the definition of “Conversion Price” to the greater of (i) the Floor Price and (ii) 75% of the Company’s lowest VWAP during the five trading days immediately preceding conversion, subject to a maximum of $10.00 per share.

Termination of Equity Purchase Agreement

On May 28, 2025, the Company and Orion Equity Partners, LLC (“Orion”) mutually agreed to terminate the Purchase Agreement originally entered into on June 24, 2024, as subsequently amended (the “Purchase Agreement”). The Purchase Agreement provided the Company with the right, subject to certain terms and conditions, to sell up to $25.0 million of its 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”) to Orion over a 36-month period. Prior to termination, the Company issued an aggregate of 0.3 million shares of Series D Preferred Stock pursuant to the Purchase Agreement, generating net proceeds of approximately $3.5 million. No further shares will be issued under the Purchase Agreement following its termination.

Sales of Series G Preferred Stock and Warrants

During the six months ended June 30, 2025, the Company sold to Ault & Company an aggregate of 960 shares of Series G Convertible Preferred Stock and warrants to purchase an aggregate of 0.2 million shares of Class A common stock, for an aggregate purchase price of $1.0 million.

Conversions of Convertible Notes

During the six months ended June 30, 2025, the Company issued 4.9 million shares of Class A common stock upon conversion of convertible promissory notes payable (see Note 16).

19. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and Topic 740, Income Taxes. The difference between the effective tax rate and the federal statutory rate of 21% is primarily due to items recognized for financial reporting purposes that are permanently disallowed for U.S. federal income tax purposes, as well as changes in the valuation allowance.

The One Big Beautiful Bill Act (“OBBB”) was enacted into law on July 4, 2025. The OBBB introduced significant tax law changes affecting various corporate tax provisions, including limitations on business interest expense deductions, immediate expensing of domestic research and experimentation expenditures under Section 174, updates to executive compensation aggregation rules under Section 162(m), modifications to certain tax credits, and changes to international tax items such as GILTI, FDII, and BEAT.

The Company is currently evaluating the impact of the OBBB on its deferred tax assets and liabilities, valuation allowance, and uncertain tax positions. The Company will evaluate the impact of OBBB in its third quarter financial statements, the period the law was enacted. The Company does not expect a material impact to its financial statements from the OBBB. As the Company maintains a full valuation allowance, any change in net deferred tax assets would be accompanied by a corresponding adjustment to the valuation allowance.

20. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of Class A and Class B common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s Class A common stock, consisted of the following at June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Convertible preferred stock	47,533,000	3,593,000
Convertible notes	5,632,000	10,000
Warrants	639,000	426,000
Total	53,804,000	4,029,000

21. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of June 30, 2025 and 2024; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the six months ended June 30, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$25,351,000	$-	$-	$25,351,000
Revenue, crypto assets mining	-	-	9,882,000	-	-	-	-	9,882,000
Revenue, hotel and real estate operations	-	-	761,000	8,526,000	-	-	-	9,287,000
Revenue, lending and trading activities	-	1,798,000	-	-	-	-	-	1,798,000
Revenue, other	3,284,000	-	-	-	29,000	2,000	1,244,000	4,559,000
Total revenue	3,284,000	1,798,000	10,643,000	8,526,000	25,380,000	2,000	1,244,000	50,877,000
Cost of revenue	1,873,000	-	14,105,000	6,129,000	16,505,000	206,000	649,000	39,467,000
Gross profit (loss)	1,411,000	1,798,000	(3,462,000)	2,397,000	8,875,000	(204,000)	595,000	11,410,000
Operating expenses
Research and development	231,000	-	-	-	-	10,000	-	241,000
Selling and marketing	494,000	-	-	-	-	8,117,000	-	8,611,000
General and administrative	1,969,000	353,000	(337,000)	2,877,000	4,346,000	-	9,861,000	19,069,000
Total operating expenses	2,694,000	353,000	(337,000)	2,877,000	4,346,000	8,127,000	9,861,000	27,921,000
(Loss) income from operations	$(1,283,000)	$1,445,000	$(3,125,000)	$(480,000)	$4,529,000	$(8,331,000)	$(9,266,000)	(16,511,000)
Other income (expense):
Interest and other income								1,321,000
Interest expense								(11,503,000)
Loss on extinguishment of debt								(4,569,000)
Gain on deconsolidation of subsidiary								9,690,000
Loss on the sale of fixed assets								(559,000)
Total other expense, net								(5,620,000)
Loss before income taxes								$(22,131,000)

Depreciation and amortization expense	$39,000	$-	$5,078,000	$1,663,000	$2,201,000	$39,000	$957,000	$9,977,000

Interest expense	$(15,000)	$-	$(1,000)	$(3,974,000)	$(1,283,000)	$(432,000)	$(5,798,000)	$(11,503,000)

Capital expenditures for the six months ended June 30, 2025	$-	$-	$1,674,000	$163,000	$1,398,000	$37,000	$5,000	$3,277,000

Segment identifiable assets as of June 30, 2025	$2,581,000	$19,863,000	$31,525,000	$68,543,000	$42,576,000	$1,265,000	$46,853,000	$213,206,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended June 30, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$11,582,000	$-	$-	$11,582,000
Revenue, crypto assets mining	-	-	4,684,000	-	-	-	-	4,684,000
Revenue, hotel and real estate operations	-	-	245,000	5,377,000	-	-	-	5,622,000
Revenue, lending and trading activities	-	1,826,000	-	-	-	-	-	1,826,000
Revenue, other	1,692,000	-	-	-	-	3,000	447,000	2,142,000
Total revenue	1,692,000	1,826,000	4,929,000	5,377,000	11,582,000	3,000	447,000	25,856,000
Cost of revenue	1,012,000	-	7,074,000	3,285,000	8,141,000	-	217,000	19,729,000
Gross profit (loss)	680,000	1,826,000	(2,145,000)	2,092,000	3,441,000	3,000	230,000	6,127,000
Operating expenses
Research and development	106,000	-	-	-	-	6,000	-	112,000
Selling and marketing	248,000	-	-	-	-	6,029,000	-	6,277,000
General and administrative	831,000	233,000	(286,000)	1,514,000	2,009,000	-	5,564,000	9,865,000
Total operating expenses	1,185,000	233,000	(286,000)	1,514,000	2,009,000	6,035,000	5,564,000	16,254,000
(Loss) income from operations	$(505,000)	$1,593,000	$(1,859,000)	$578,000	$1,432,000	$(6,032,000)	$(5,334,000)	(10,127,000)
Other income (expense):
Interest and other income								1,081,000
Interest expense								(7,664,000)
Gain on deconsolidation of subsidiary								(359,000)
Loss on the sale of fixed assets								(398,000)
Total other expense, net								(7,340,000)
Loss before income taxes								$(17,467,000)

Depreciation and amortization expense	$20,000	$-	$2,494,000	$691,000	$1,073,000	$20,000	$478,000	$4,776,000

Interest expense	$(8,000)	$-	$-	$(2,135,000)	$(380,000)	$(207,000)	$(4,934,000)	$(7,664,000)

Capital expenditures for the three months ended June 30, 2025	$-	$-	$53,000	$68,000	$260,000	$14,000	$2,000	$397,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the six months ended June 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$24,618,000	$-	$-	$24,618,000
Revenue, crypto assets mining	-	-	19,937,000	-	-	-	-	19,937,000
Revenue, hotel and real estate operations	-	-	557,000	8,140,000	-	-	-	8,697,000
Revenue, lending and trading activities	-	(664,000)	-	-	-	-	-	(664,000)
Revenue, other	2,461,000	-	-	-	68,000	67,000	973,000	3,569,000
Total revenue	2,461,000	(664,000)	20,494,000	8,140,000	24,686,000	67,000	973,000	56,157,000
Cost of revenue	1,336,000	-	17,583,000	6,135,000	16,199,000	1,000	503,000	41,757,000
Gross profit (loss)	1,125,000	(664,000)	2,911,000	2,005,000	8,487,000	66,000	470,000	14,400,000
Operating expenses
Research and development	213,000	-	-	-	-	-	-	213,000
Selling and marketing	693,000	-	-	-	-	7,080,000	-	7,773,000
General and administrative	1,521,000	186,000	90,000	1,632,000	7,537,000	-	10,766,000	21,732,000
Impairment of property and equipment	-	-	-	7,955,000	-	-	-	7,955,000
Total operating expenses	2,427,000	186,000	90,000	9,587,000	7,537,000	7,080,000	10,766,000	37,673,000
(Loss) income from operations	$(1,302,000)	$(850,000)	$2,821,000	$(7,582,000)	$950,000	$(7,014,000)	$(10,296,000)	(23,273,000)
Other income (expense):
Interest and other income								1,243,000
Interest expense								(10,950,000)
Gain on conversion of investment in equity securities to marketable equity securities								17,900,000
Gain on extinguishment of debt								742,000
Loss from investment in unconsolidated entity								(1,958,000)
Impairment of equity securities								(6,266,000)
Provision for loan losses, related party								(3,068,000)
Gain on the sale of fixed assets								32,000
Total other expense, net								(2,325,000)
Loss before income taxes								$(25,598,000)

Depreciation and amortization expense	$48,000	$-	$8,152,000	$391,000	$2,087,000	$38,000	$1,032,000	$11,748,000

Interest expense	$(157,000)	$(8,000)	$(118,000)	$(2,983,000)	$(2,011,000)	$(2,543,000)	$(3,130,000)	$(10,950,000)

Capital expenditures for the six months ended June 30, 2024	$8,000	$-	$985,000	$662,000	$1,866,000	$59,000	$73,000	$3,653,000

Segment identifiable assets as of December 31, 2024	$3,050,000	$6,676,000	$35,260,000	$69,130,000	$45,524,000	$1,130,000	$59,701,000	$220,471,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended June 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$11,700,000	$-	$-	$11,700,000
Revenue, crypto assets mining	-	-	8,490,000	-	-	-	-	8,490,000
Revenue, hotel and real estate operations	-	-	255,000	5,134,000	-	-	-	5,389,000
Revenue, lending and trading activities	-	(9,763,000)	-	-	-	-	-	(9,763,000)
Revenue, other	1,236,000	-	-	-	29,000	39,000	672,000	1,976,000
Total revenue	1,236,000	(9,763,000)	8,745,000	5,134,000	11,729,000	39,000	672,000	17,792,000
Cost of revenue	669,000	-	9,039,000	3,318,000	8,208,000	-	346,000	21,580,000
Gross profit (loss)	567,000	(9,763,000)	(294,000)	1,816,000	3,521,000	39,000	326,000	(3,788,000)
Operating expenses
Research and development	102,000	-	-	-	-	-	-	102,000
Selling and marketing	333,000	-	-	-	-	3,392,000	-	3,725,000
General and administrative	940,000	95,000	254,000	1,225,000	3,759,000	-	5,087,000	11,360,000
Impairment of property and equipment	-	-	-	7,955,000	-	-	-	7,955,000
Total operating expenses	1,375,000	95,000	254,000	9,180,000	3,759,000	3,392,000	5,087,000	23,142,000
Loss from operations	$(808,000)	$(9,858,000)	$(548,000)	$(7,364,000)	$(238,000)	$(3,353,000)	$(4,761,000)	(26,930,000)
Other income (expense):
Interest and other income								720,000
Interest expense								(5,319,000)
Loss on extinguishment of debt								(663,000)
Loss from investment in unconsolidated entity								(1,291,000)
Gain on the sale of fixed assets								(36,000)
Total other expense, net								(6,589,000)
Loss before income taxes								$(33,519,000)

Depreciation and amortization expense	$24,000	$-	$4,101,000	$391,000	$1,057,000	$20,000	$518,000	$6,111,000

Interest expense	$(88,000)	$(3,000)	$-	$(960,000)	$(944,000)	$(942,000)	$(2,304,000)	$(5,241,000)

Capital expenditures for the year ended December 31, 2023	$-	$-	$692,000	$73,000	$1,415,000	$29,000	$24,000	$2,233,000

22. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	June 30,	December 31,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Customer A	*	*	18%	36%	19%	27%
Customer B	19%	19%	*	13%	*	*
Customer C	12%	10%	*	*	*	*
Customer D	*	*	*	14%	*	*
Customer E	*	*	*	12%	*	*

*less than 10%

23. SUBSEQUENT EVENTS

Conversions of Convertible Notes

Between July 1, 2025 and August 14, 2025, the Company issued approximately 5.1 million shares of its Class A common stock upon the conversion of approximately $6.1 million in aggregate principal and accrued interest under its outstanding convertible notes payable.

Series B Preferred Stock

Between July 1, 2025 through August 14, 2025, the Company sold an aggregate of 10,955 shares of its Series B Convertible Preferred Stock for gross proceeds of approximately $11.0 million. In addition, during that same period, an aggregate of $10.5 million in stated value of Series B Convertible Preferred Stock was converted into approximately 13.3 million shares of the Company’s Class A common stock.

Circle 8 Promissory Note

On July 16, 2025, Circle 8 entered into a financing agreement with Flagstar Financial & Leasing, LLC. Pursuant to the terms of the agreement, Circle 8 executed a promissory note in the principal amount of $1.4 million, bearing interest at a fixed rate of 6.4% per annum. The loan is payable over a term of four years in 47 monthly installments of approximately $32,000 beginning on August 20, 2025, with a final balloon payment of the remaining principal and accrued interest due on July 20, 2029.

The financing is secured by a first priority lien on a newly acquired mobile crane. The proceeds of the loan were disbursed directly to the equipment vendor and to cover related financing costs.

The Company is evaluating the appropriate accounting treatment for this transaction, which is expected to be classified as a secured equipment loan and recognized as a long-term liability, with the corresponding asset capitalized and depreciated over its estimated useful life.

Series H Convertible Preferred Stock

On July 31, 2025, the Company entered into a securities purchase agreement (the “July 2025 SPA”) with Ault & Company, pursuant to which it agreed to sell, in one or more closings, to Ault & Company up to 100,000 shares of Series H convertible preferred stock (“Series H Preferred Stock”) for a total purchase price of up to $100.0 million. The July 2025 SPA provides that the financing may be conducted through one or more closings. As of the date of this filing, no shares of Series H Preferred Stock have been sold, nor has its Certificate of Designations been filed with the State of Delaware, the jurisdiction where the Company is incorporated.

Each share of Series H Preferred Stock has a stated value of $1,000.00 and is convertible into shares of class A common stock at a conversion price equal to the greater of (i) $0.10 per share and (ii) the lesser of (A) $0.79645 or (B) 105% of the volume weighted average price of the class A common stock during the five trading days immediately prior to the date of conversion. The conversion price is subject to adjustment in the event of an issuance of Class A common stock at a price per share lower than the conversion price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of Series H Preferred Stock are entitled to cumulative cash dividends at an annual rate of 9.5%, or $95.00 per share, based on the stated value per share. Dividends shall accrue for 10 years from the date of issuance of such shares of Series H Preferred Stock and are payable monthly in arrears. For the first two years, the Company may elect to pay the dividend amount in shares of Class A common stock rather than cash. The holders of the Series H Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

2025 Stock Incentive Plan and Option Grants

On July 31, 2025, the Board of Directors approved grants of 7.25 million non-qualified stock options to purchase shares of Class A common stock for the Company’s directors and executive officers. The grants were issued on August 12, 2025, at an exercise price of $0.72 per share. These grants are made outside of the 2025 Stock Incentive Plan and are subject to stockholder and exchange approval.

On July 31, 2025, the Board also approved the Company’s 2025 Stock Incentive Plan, which authorizes the issuance of up to 8.0 million shares, and approved grants of options under the plan covering an aggregate of 6.2 million shares to employees at an exercise price of $0.72 per share.

Vesting for all 13.45 million grants is 50% upon stockholder and exchange approval and 50% in equal monthly installments over 24 months beginning January 1, 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q (the “Quarterly Report”), the “Company,” “Hyperscale Data,” “we,” “us” and “our” refer to Hyperscale Data, Inc., a Delaware corporation. Through its wholly owned subsidiary Sentinum, Inc., Hyperscale Data owns and operates a data center at which it mines digital assets and offers colocation and hosting services for the emerging artificial intelligence (“AI”) ecosystems and other industries. Hyperscale Data’s other wholly owned subsidiary, Ault Capital Group, Inc. (“ACG”), is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies.

Hyperscale Data currently expects the divestiture of ACG (the “Divestiture”) to occur in the first quarter of 2026, though there can be no assurance that the Divestiture will be completed during such quarter. Upon the occurrence of the Divestiture, the Company would be an owner and operator of data centers to support high-performance computing services, as well as a holder of digital assets. Until the Divestiture occurs, the Company will continue to provide, through ACG and its wholly and majority-owned subsidiaries and strategic investments, mission-critical products that support a diverse range of industries, including an AI software platform, social gaming platform, equipment rental services, defense/aerospace, industrial, automotive and hotel operations. In addition, ACG is actively engaged in extending private credit and structured finance through a licensed lending subsidiary.

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

In February 2025, we and an institutional investor (the “Investor”) entered into an amended and restated forbearance agreement pursuant to which the Investor agreed to forebear through the close of business on May 15, 2025, from exercising the rights and remedies it is entitled in consideration for our agreement to issue to the Investor an amended and restated convertible promissory note in the amount of $3.5 million (the “A&R Forbearance Note”), consisting of (i) the amount then due under the original forbearance agreement of $0.9 million, (ii) a forbearance extension fee of $0.3 million and (iii) a true-up amount of $2.3 million. Subject to the approval by the NYSE and our stockholders, the A&R Forbearance Note is convertible into shares of Class A common stock at a conversion price equal to $2.00, subject to adjustment. The A&R Forbearance Note accrues interest at the rate of 18% per annum with a maturity date of May 15, 2025. On June 3, 2025, we and the investor entered into an amendment to the A&R Forbearance Note, pursuant to which the maturity date of the A&R Forbearance Note was extended until June 30, 2025.

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

On June 6, 2025, we entered into a settlement agreement (the “Agreement”) with our defense affiliate Gresham Worldwide, Inc. (“GIGA”) and GIGA’s senior secured lenders pursuant in its Chapter 11 bankruptcy proceedings. While the Agreement is subject to court approval, GIGA is expected to emerge from bankruptcy as a subsidiary of the Company on or before October 1, 2025.

On June 9, 2025, Sentinum entered into a Hosting Services Agreement (the “Agreement”) with a data center hosting company (the “Service Provider”). Under the Agreement, the Service Provider will provide Sentinum with operations and asset management services and access to approximately 20 megawatts of energy capacity and other critical infrastructure to be used for Sentinum’s Bitcoin mining operations. The Agreement has an initial term of one year with automatic one-year renewals unless either Sentinum or the Service Provider elects to terminate the Agreement 90 days prior to the end of the current term. Sentinum anticipates deploying approximately 6,800 S19j miners (the “Miners”) at the Service Provider’s data center.

Sentinum will pay the Service Provider a non-refundable fee of $10 per Miner for the setup, installation and configuration of the Miners (the “Initial Setup Fee”) as well as an initial deposit of $800,000 (the “Initial Deposit” and together with the Initial Setup Fee, the “Initial Fees”). The Initial Fees shall be paid out of Bitcoin rewards and Bitcoin transaction fee awards (the “Earned BTC”) that would otherwise be due to Customer until such time as 100% of the Initial Fees have been paid. Thereafter, Sentinum is entitled to 70% of the Earned BTC and the Service Provider is entitled to 30%. The Agreement provides that, during periods of high demand on the utility grid, the Service Provider has the option to curtail the electrical load to the facility and redirect the electrical load to the utility grid. Upon any curtailment, the net profits from such energy sales shall be equally split between Sentinum and the Service Provider.

On July 31, 2025, we entered into a securities purchase agreement (the “July 2025 SPA”) with Ault & Company, Inc. (“Ault & Company”), pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 100,000 shares of Series H convertible preferred stock (“Series H Preferred Stock”) for a total purchase price of up to $100.0 million. The July 2025 SPA provides that the financing may be conducted through one or more closings. As of the date of this filing, no shares of Series H Preferred Stock have been sold, nor has the Certificate of Designations been filed with the State of Delaware, the jurisdiction where we are incorporated.

Each share of Series H Preferred Stock has a stated value of $1,000.00 and is convertible into shares of class A common stock at a conversion price equal to the greater of (i) $0.10 per share and (ii) the lesser of (A) $0.79645 or (B) 105% of the volume weighted average price of the class A common stock during the five trading days immediately prior to the date of conversion. The conversion price is subject to adjustment in the event of an issuance of Class A common stock at a price per share lower than the conversion price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of Series H Preferred Stock are entitled to cumulative cash dividends at an annual rate of 9.5%, or $95.00 per share, based on the stated value per share. Dividends shall accrue for 10 years from the date of issuance of such shares of Series H Preferred Stock and are payable monthly in arrears. For the first two years, we may elect to pay the dividend amount in shares of Class A common stock rather than cash. The holders of the Series H Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

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

Change in Plan of Sales of AGREE Hotel Properties

On April 30, 2024, we had a change in plan of sale for our four hotels owned and operated by Ault Global Real Estate Equities, Inc. (“AGREE”). As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the determination not to sell.

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

Deconsolidation of Avalanche International Corp. (“AVLP”)

On March 28, 2025, AVLP, a majority-owned subsidiary of ours, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and we no longer maintained a controlling financial interest. Accordingly, we deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, we recognized a gain of $10.0 million, which is included in the condensed consolidated statement of operations for the six months ended June 30, 2025. We evaluated the criteria for discontinued operations and determined that the operations of AVLP did not meet the requirements for such classification.

Deconsolidation of Eco Pack Technologies Limited (“Eco Pack”)

On April 16, 2025, Eco Pack, a majority-owned subsidiary of ours, filed a voluntary liquidation under the insolvency regulations in the UK. As a result of the filing, we no longer maintained a controlling financial interest. Accordingly, we deconsolidated Eco Pack effective as of the filing date. In connection with the deconsolidation, we recognized a loss of $0.4 million, which is included in the condensed consolidated statement of operations for the six months ended June 30, 2025. We evaluated the criteria for discontinued operations and determined that the operations of Eco Pack did not meet the requirements for such classification.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
	2025	2024

Revenue, crane operations	$11,582,000	$11,700,000
Revenue, crypto assets mining	4,684,000	8,490,000
Revenue, hotel and real estate operations	5,622,000	5,389,000
Revenue, lending and trading activities	1,826,000	(9,763,000)
Revenue, other	2,142,000	1,976,000
Total revenue	25,856,000	17,792,000
Cost of revenue, crane operations	8,141,000	8,032,000
Cost of revenue, crypto assets mining	7,074,000	9,039,000
Cost of revenue, hotel and real estate operations	3,285,000	3,318,000
Cost of revenue, lending and trading activities	-	-
Cost of revenue, other	1,229,000	1,191,000
Total cost of revenue	19,729,000	21,580,000
Gross profit (loss)	6,127,000	(3,788,000)
Operating expenses
Research and development	112,000	102,000
Selling and marketing	6,277,000	3,725,000
General and administrative	9,865,000	11,360,000
Impairment of property and equipment	-	7,955,000
Total operating expenses	16,254,000	23,142,000
Loss from operations	(10,127,000)	(26,930,000)
Other income (expense):
Interest and other income	1,081,000	720,000
Interest expense	(7,664,000)	(5,319,000)
Loss on extinguishment of debt	-	(663,000)
Loss from investment in unconsolidated entity	-	(1,291,000)
Impairment of equity securities	-	(6,266,000)
Gain on deconsolidation of subsidiary	(359,000)	-
Loss on the sale of fixed assets	(398,000)	(36,000)
Total other expense, net	(7,340,000)	(12,855,000)
Loss before income taxes	(17,467,000)	(39,785,000)
Income tax benefit	129,000	4,000
Net loss from continuing operations	(17,338,000)	(39,781,000)
Net income from discontinued operations	-	340,000
Net loss	(17,338,000)	(39,441,000)
Net (income) loss attributable to non-controlling interest	(1,713,000)	5,514,000
Net loss attributable to Hyperscale Data	(19,051,000)	(33,927,000)
Preferred dividends	(2,215,000)	(1,308,000)
Net loss available to common stockholders	$(21,266,000)	$(35,235,000)
Comprehensive loss
Net loss available to common stockholders	$(21,266,000)	$(35,235,000)
Other comprehensive loss
Foreign currency translation adjustment	-	(188,000)
Other comprehensive loss	-	(188,000)
Total comprehensive loss	$(21,266,000)	$(35,423,000)

Revenues

Revenues by business category for the three months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		Increase
	2025	2024	(Decrease)%
Sentinum
Revenue, crypto assets mining	$4,684,000	$8,490,000	$(3,806,000)	-45%
Revenue, commercial real estate leases	245,000	255,000	(10,000)	-4%
Energy
Revenue, crane operations	11,582,000	11,700,000	(118,000)	-1%
Other	-	29,000	(29,000)	-100%
AGREE	5,377,000	5,134,000	243,000	5%
TurnOnGreen	1,692,000	1,236,000	456,000	37%
Fintech
Revenue, lending and trading activities	1,826,000	(9,763,000)	11,589,000	n/m
Other	450,000	711,000	(261,000)	-
Total revenue	$25,856,000	$17,792,000	$8,064,000	45%

n/m - not meaningful

Sentinum

Revenues from Sentinum’s crypto assets mining operations decreased $3.8 million to $4.7 million for the three months ended June 30, 2025, compared to $8.5 million for the three months ended June 30, 2024. The decrease was due primarily to a $1.7 million decline in revenue from mined crypto assets at Sentinum owned and operated facilities coupled with a $2.2 million decline in revenue from Sentinum crypto mining equipment hosted at third-party facilities. The $1.7 million decrease in revenue from mined crypto assets at Sentinum owned and operated facilities was due to the April 2024 Bitcoin halving event that occurred on the Bitcoin network and a 45% increase in the average Bitcoin mining difficulty level, partially offset by a 50% increase in the average Bitcoin price for the three months ended June 30, 2025, compared to the corresponding period in 2024. No revenue was generated from third-party hosted mining operations in 2025.

Energy

Energy revenues from Circle 8’s crane operations declined slightly by $0.1 million, or 1%, for the three months ended June 30, 2025, compared to the same period in 2024. The modest decrease reflects a slowdown in demand from oil and gas customers, as many exploration projects were delayed or scaled back amid continued market uncertainty. Key contributing factors included fluctuations in crude oil prices, softer global demand, trade-related concerns, and higher borrowing costs, all of which impacted the pace of new project starts and the need for crane services.

AGREE

Revenues from AGREE’s hotel operations increased by $0.2 million, or 5%, for the three months ended June 30, 2025, compared to the same period in 2024. The modest increase reflects stable occupancy levels and consistent average daily rates, indicating steady performance in our hotel operations year-over-year.

Fintech

Revenues from our lending and trading activities increased $11.6 million to approximately $1.8 million for the three months ended June 30, 2025, compared to negative $9.8 million the same period in 2024. Revenues from our lending and trading activities were $1.8 million for the three months ended June 30, 2025, primarily due to a $1.4 million realized gain from the sale of an investment in other equity securities and $0.3 million in fee income during the three months ended June 30, 2025. Revenues from our lending and trading activities were negative $9.8 million for the three months ended June 30, 2024, primarily due to a $9.4 million unrealized loss on 2.5 million shares of White River Energy Corp. (“White River”) common stock and a $0.5 million unrealized loss from our investment in Alzamend included in revenue from lending and trading activities.

Revenues from our trading activities for the three months ended June 30, 2025 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

TurnOnGreen

TurnOnGreen’s revenues increased by $0.5 million, to $1.7 million for the three months ended June 30, 2025, compared to $1.2 million in the corresponding period in 2024. This rise was primarily due to higher sales from a single customer in the defense industry during the three months ended June 30, 2025.

Other

Other revenues decreased by $0.3 million, to $0.5 million for the three months ended June 30, 2025, compared to $0.7 million in the corresponding period in 2024. This decline was primarily due to lower corporate aircraft charter revenue from third parties.

Gross Margins

Gross margins improved to 24% for the three months ended June 30, 2025, compared to negative 21% for the same period in 2024. The improvement was primarily driven by the strong performance of our lending and trading activities, which positively impacted gross margins in the current period, in contrast to their negative contribution in the prior-year period. In both periods, gross margins were adversely affected by low or negative contributions from our crypto asset mining operations. Excluding the impact of lending and trading activities and crypto asset mining, adjusted gross margins were 35% and 34% for the three months ended June 30, 2025 and 2024, respectively.

Research and Development

Research and development expenses remained consistent at $0.1 million for both the three months ended June 30, 2025 and 2024.

Selling and Marketing

Selling and marketing expenses were $6.3 million for the three months ended June 30, 2025, compared to $3.7 million for the three months ended June 30, 2024, an increase of $2.6 million, or 69%. The increase was primarily the result of a $2.6 million increase in sales and marketing expenses at RiskOn International, Inc. (“ROI”) from higher advertising and promotion costs.

General and Administrative

General and administrative expenses were $9.9 million for the three months ended June 30, 2025, compared to $11.4 million for the same period in 2024, representing a decrease of $1.5 million, or 13%. The decrease was primarily driven by the deconsolidation of AVLP and Eco Pack, the completion and wind-down of Ault Disruptive Technologies Corporation (“Ault Disruptive”) following the full redemption of its public shares, and a reduction in stock-based compensation expense.

Impairment of Property and Equipment

On April 30, 2024, we had a change in plan of sale for our four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the determination not to sell. In connection with this change in plan of sale, we recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $8.0 million during the three months ended June 30, 2024. The fair values of property and equipment related to the real estate assets of AGREE were based on a discounted cash flow income approach for the hotel properties and a comparable sales market approach for the vacant land assets.

Other Expense, Net

Other expense, net was $7.3 million for the three months ended June 30, 2025, compared to other expense, net of $12.9 million for the three months ended June 30, 2024.

Interest and other income totaled $1.1 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively.

Interest expense totaled $7.6 million for the three months ended June 30, 2025, compared to $5.3 million for the same period in 2024. The increase was primarily driven by higher amortization of debt discount associated with new convertible notes issued during the second quarter of 2025. These notes included embedded derivative features and incurred transaction-related costs, which contributed to the higher non-cash interest expense recognized during the period.

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at were $6.3 million for the three months ended June 30, 2024. No such impairments were recognized during the three months ended June 30, 2025.

Income Tax Provision

Our effective tax rate from continuing operations was a benefit of 0.7% for the three months ended June 30, 2025, compared to 0.0% for the same period in 2024. We recorded an income tax benefit of $0.1 million and $4,000 for the three months ended June 30, 2025 and 2024, respectively.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024

Revenue, crane operations	$25,351,000	$24,618,000
Revenue, crypto assets mining	9,882,000	19,937,000
Revenue, hotel and real estate operations	9,287,000	8,697,000
Revenue, lending and trading activities	1,798,000	(664,000)
Revenue, other	4,559,000	3,569,000
Total revenue	50,877,000	56,157,000
Cost of revenue, crane operations	16,388,000	15,747,000
Cost of revenue, crypto assets mining	14,105,000	17,583,000
Cost of revenue, hotel and real estate operations	6,129,000	6,135,000
Cost of revenue, lending and trading activities	-	-
Cost of revenue, other	2,845,000	2,292,000
Total cost of revenue	39,467,000	41,757,000
Gross profit	11,410,000	14,400,000
Operating expenses
Research and development	241,000	213,000
Selling and marketing	8,611,000	7,773,000
General and administrative	19,069,000	21,732,000
Impairment of property and equipment	-	7,955,000
Total operating expenses	27,921,000	37,673,000
Loss from operations	(16,511,000)	(23,273,000)
Other income (expense):
Interest and other income	1,321,000	1,243,000
Interest expense	(11,503,000)	(10,950,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	17,900,000
(Loss) gain on extinguishment of debt	(4,569,000)	742,000
Loss from investment in unconsolidated entity	-	(1,958,000)
Impairment of equity securities	-	(6,266,000)
Gain on deconsolidation of subsidiary	9,690,000	-
Provision for loan losses, related party	-	(3,068,000)
(Loss) gain on the sale of fixed assets	(559,000)	32,000
Total other expense, net	(5,620,000)	(2,325,000)
Loss before income taxes	(22,131,000)	(25,598,000)
Income tax benefit	70,000	5,000
Net loss from continuing operations	(22,061,000)	(25,593,000)
Net loss from discontinued operations	-	(2,996,000)
Net loss	(22,061,000)	(28,589,000)
Net income attributable to non-controlling interest	(1,195,000)	(1,621,000)
Net loss attributable to Hyperscale Data	(23,256,000)	(30,210,000)
Preferred dividends	(4,181,000)	(2,568,000)
Net loss available to common stockholders	$(27,437,000)	$(32,778,000)
Comprehensive loss
Net loss available to common stockholders	$(27,437,000)	$(32,778,000)
Other comprehensive (loss) income
Foreign currency translation adjustment	6,000	(125,000)
Other comprehensive income (loss)	6,000	(125,000)
Total comprehensive loss	$(27,431,000)	$(32,903,000)

Revenues

Revenues by business category for the six months ended June 30, 2025 and 2024 were as follows:

	For the Six Months Ended June 30,		Increase
	2025	2024	(Decrease)%
Sentinum
Revenue, crypto assets mining	$9,882,000	$19,937,000	$(10,055,000)	-50%
Revenue, commercial real estate leases	761,000	557,000	204,000	37%
Energy
Revenue, crane operations	25,351,000	24,618,000	733,000	3%
Other	29,000	68,000	(39,000)	-57%
AGREE	8,526,000	8,140,000	386,000	5%
TurnOnGreen	3,284,000	2,461,000	823,000	33%
Fintech
Revenue, lending and trading activities	1,798,000	(664,000)	2,462,000	n/m
Other	1,246,000	1,040,000	206,000	20%
Total revenue	$50,877,000	$56,157,000	$(5,280,000)	-9%

n/m - not meaningful

Sentinum

Revenues from Sentinum’s crypto assets mining operations decreased $10.1 million to $9.9 million for the six months ended June 30, 2025, compared to $19.9 million for the six months ended June 30, 2024. The decrease was due primarily to a $5.3 million decline in revenue from mined crypto assets at Sentinum owned and operated facilities coupled with a $4.7 million decline in revenue from Sentinum crypto mining equipment hosted at third-party facilities. The $5.3 million decrease in revenue from mined crypto assets at Sentinum owned and operated facilities was due to the April 2024 Bitcoin halving event that occurred on the Bitcoin network and a 42% increase in the average Bitcoin mining difficulty level, partially offset by a 61% increase in the average Bitcoin price for the six months ended June 30, 2025, compared to the corresponding period in 2024. No revenue was generated from third-party hosted mining operations in 2025.

Energy

Energy revenues from Circle 8’s crane operations grew by $0.7 million, or 3%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase was driven by a strong start to the year, as oil and gas companies launched new projects amid renewed optimism following the presidential inauguration. However, this early momentum slowed in the second quarter as broader economic pressures and uncertainty in commodity markets dampened demand for crane services.

AGREE

Revenues from AGREE’s hotel operations increased by $0.4 million, or 5%, for the six months ended June 30, 2025, compared to the same period in 2024. The modest increase reflects stable occupancy levels and consistent average daily rates, indicating steady performance in our hotel operations year-over-year.

Fintech

Revenues from our lending and trading activities decreased $2.5 million to approximately $1.8 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a $1.4 million realized gain from the sale of an investment in other equity securities and $0.3 million in fee income during the six months ended June 30, 2025. Revenues from our lending and trading activities were negative $0.7 million for the three months ended June 30, 2024, primarily due to a $0.4 million unrealized loss from our investment in Alzamend included in revenue from lending and trading activities.

Revenues from our trading activities for the six months ended June 30, 2025 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

TurnOnGreen

TurnOnGreen’s revenues increased by $0.8 million, to $3.3 million for the six months ended June 30, 2025, compared to $2.5 million in the corresponding period in 2024. This rise was primarily due to higher sales from a single customer in the defense industry during the six months ended June 30, 2025.

Other

Other revenues increased by $0.2 million, to $1.2 million for the six months ended June 30, 2025, compared to $1.0 million in the corresponding period in 2024. This rise was primarily due to higher corporate aircraft charter revenue from third parties.

Gross Margins

Gross margins decreased to 22% for the six months ended June 30, 2025, compared to 26% for the same period in 2024. The decline was primarily driven by unfavorable margins from our crypto asset mining operations, partially offset by favorable contributions from our lending and trading activities. Gross margins of 22% for the six months ended June 30, 2025 reflected a similar mix of negative mining performance and positive trading results. Excluding the impact of lending and trading activities and crypto asset mining, adjusted gross margins for the six months ended June 30, 2025 and 2024 would have been 35% and 34%, respectively.

Research and Development

Research and development expenses remained consistent at $0.2 million for both the six months ended June 30, 2025 and 2024.

Selling and Marketing

Selling and marketing expenses were $8.6 million for the six months ended June 30, 2025, compared to $7.8 million for the six months ended June 30, 2024, an increase of $0.8 million, or 11%. The increase was primarily the result of a $1.0 million increase in sales and marketing expenses at ROI from higher advertising and promotion costs.

General and Administrative

General and administrative expenses were $19.1 million for the six months ended June 30, 2025, compared to $21.7 million for the six months ended June 30, 2024, a decrease of $2.7 million. The decrease was primarily driven by the deconsolidation of AVLP and Eco Pack, the completion and wind-down of Ault Disruptive following the full redemption of its public shares, and a reduction in stock-based compensation expense.

Impairment of Property and Equipment

On April 30, 2024, we had a change in plan of sale for our four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the determination not to sell. In connection with this change in plan of sale, we recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $8.0 million during the six months ended June 30, 2024. The fair values of property and equipment related to the real estate assets of AGREE were based on a discounted cash flow income approach for the hotel properties and a comparable sales market approach for the vacant land assets.

Other Expense, Net

Other expense, net was $5.6 million for the six months ended June 30, 2025, compared to other expense, net of $2.3 million for the six months ended June 30, 2024.

Interest and other income totaled $1.3 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

Interest expense was $11.5 million for the six months ended June 30, 2025, a slight increase from $11.0 million for the same period in 2024.

For the six months ended June 30, 2024, we recognized a noncash gain of $17.9 million related to the conversion of White River common stock by ROI into marketable equity securities. During the period, ROI transferred 6.7 million shares of White River common stock with a fair value of $19.2 million at the date of transfer. In connection with these transfers, ROI converted a portion of its White River Series A convertible preferred stock into common stock. No such gains were recognized during the six months ended June 30, 2025.

During the six months ended June 30, 2025, we recognized a total net loss on extinguishment of convertible notes of $4.6 million. This amount includes:

•	A gain of $0.3 million resulting from the conversion of $0.7 million of convertible notes into 0.2 million shares of Class A common stock, which had a fair value of $0.4 million at the time of conversion;

•	A loss of $2.6 million was recognized in connection with the February 25, 2025 issuance of an amended and restated forbearance agreement with an institutional investor. As part of this agreement, we issued an amended and restated convertible promissory note (the “A&R Forbearance Note”) with a principal amount of $3.5 million. The A&R Forbearance Note was determined to be substantially different from the original note due to significant modifications, including an increased principal balance and the addition of a conversion feature. Accordingly, the original note was derecognized, and extinguishment accounting was applied. The $2.6 million loss reflects the excess of the value of the A&R Forbearance Note over the net carrying amount of the original note;

•	A loss of $1.0 million related to a convertible promissory note issued on March 14, 2025. Although the principal amount of the new note equaled the aggregate principal and accrued interest of the notes exchanged, the fair value of the new note, including the embedded derivative liability, exceeded the carrying amount of the original notes. As a result, a loss on extinguishment of $1.0 million was recognized; and

•	A loss of $1.3 million related to a convertible promissory note issued on March 21, 2025. Although the principal of the new note matched the principal and accrued interest of the exchanged notes, the combined fair value of the new note and its embedded derivative exceeded the carrying amount of the original instruments. Accordingly, a $1.3 million loss on extinguishment was recognized.

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

Loss from investment in unconsolidated entity was $1.3 million for the six months ended June 30, 2024, representing our share of losses from our equity method investment in Algorhythm Holdings, Inc.

On March 28, 2025, AVLP, formerly a majority-owned subsidiary of ours, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and we no longer maintained a controlling financial interest. Accordingly, we deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, we recognized a gain of $10.0 million, which is included in the condensed consolidated statement of operations for the six months ended June 30, 2025.

On April 16, 2025, Eco Pack, formerly a majority-owned subsidiary of ours, filed a voluntary liquidation under the insolvency regulations in the UK. As a result of the filing, we no longer maintained a controlling financial interest. Accordingly, we deconsolidated Eco Pack effective as of the filing date. In connection with the deconsolidation, we recognized a loss of $0.4 million, which is included in the condensed consolidated statement of operations for the six months ended June 30, 2025.

During the six months ended June 30, 2024, we recorded a $3.1 million loan loss reserve related to the promissory note from Ault & Company due to uncertainties surrounding collection. The reserve was recorded within provision for loan losses – related party.

Income Tax Provision

Our effective tax rate from continuing operations was a benefit of 0.3% for the six months ended June 30, 2025, compared to 0.0% for the same period in 2024. We recorded an income tax benefit of $0.1 million and $5,000 for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $5.9 million, excluding restricted cash of $21.3 million, compared to $4.5 million in cash and cash equivalents and $20.5 million in restricted cash as of December 31, 2024. The increase in cash and cash equivalents was primarily driven by cash inflows from financing activities, including the sale of preferred stock and proceeds from notes payable and convertible notes. These inflows were partially offset by cash used in operating activities, debt repayments and purchases of property and equipment.

Net cash used in operating activities totaled $7.1 million for the six months ended June 30, 2025, compared to $13.9 million for the six months ended June 30, 2024. Cash used in operating activities for the six months ended June 30, 2025 included $9.9 million proceeds from the sale of crypto assets from our Sentinum crypto assets mining operations, offset by operating losses and changes in working capital. Net cash used in operating activities for the six months ended June 30, 2024 included $3.8 million cash used in operating activities from discontinued operations.

Net cash used in investing activities was $2.3 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $3.8 million for the six months ended June 30, 2024. Net cash used investing activities for the six months ended June 30, 2025 included capital expenditures of $3.3 million partially offset by proceeds from collections on notes receivable, related party of $1.9 million. Net cash used in investing activities for the six months ended June 30, 2024 included $1.6 million cash provided by investing activities from discontinued operations.

Net cash provided by financing activities was $11.6 million for the six months ended June 30, 2025, compared to $18.8 million for the six months ended June 30, 2024, and primarily reflects the following transactions:

•	$29.1 million gross proceeds from notes payable, offset by $30.2 million payments on notes payable;

•	$7.9 million gross proceeds from sales of Series B preferred stock;

•	$5.0 million gross proceeds from convertible notes payable, offset by $0.3 million payments on convertible notes payable;

•	$3.5 million gross proceeds from sales of Series D preferred stock;

•	$4.2 million payments of preferred dividends; and

•	$0.9 million gross proceeds from sales of Series G preferred stock, related party.

Net cash provided by financing activities for the six months ended June 30, 2024 included $1.3 million cash provided by financing activities from discontinued operations.

Financing Transactions Subsequent to June 30, 2025

Sales of Series B Convertible Preferred Stock

From July 1, 2025 through August 14, 2025, we sold a total of 10,955 shares of our Series B convertible preferred stock for cash totaling $11.0 million.

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the fiscal quarter ended June 30, 2025, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about July 29, 2025, the Court entered an Order (the “Consolidation and Dismissal Order”) consolidating this action with that certain action captioned Arena Investors, LP v. Milton C. Ault III and Kristine Ault, Index No. 655857/2024, pending in the Supreme Court of the State of New York, County of New York (the “Second Filed Action”). In the Consolidation and Dismissal Order, the Court also dismissed so much of the complaint from the Second Filed Action that asserts claims arising from an alleged failure to pay a redemption premium as set forth in that certain Event of Default Redemption Notice, dated November 5, 2024, that Arena transmitted to, among others, the Company.

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

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.

3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
3.19	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2024 and effective September 10, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on September 6, 2024 as Exhibit 3.1 thereto.
3.20	Certificate of Designation, Preferences and Rights relating to the 10.00% Series E Cumulative Redeemable Perpetual Preferred Stock, dated November 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 12, 2024 as Exhibit 3.1 thereto.
3.21	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 20, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on November 20, 2024 as Exhibit 3.1 thereto.
3.22	Certificate of Designation, Preferences and Rights relating to the Series F Exchangeable Preferred Stock, dated November 22, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2024 as Exhibit 3.1 thereto.
3.23	Form of Certificate of Designation of Preferences, Rights and Limitations of Series G Cumulative Preferred Stock, dated December 21, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on December 23, 2024 as Exhibit 4.1 thereto.
3.24	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 5, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on February 10, 2025 as Exhibit 3.1 thereto.
3.25	Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Preferred Stock, dated March 31, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 3.1 thereto.
3.26	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 23, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 25, 2025 as Exhibit 3.1 thereto.

3.27	Form of Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on August 1, 2025 as Exhibit 4.1 thereto.
10.1	Form of Securities Purchase Agreement, dated April 15, 2025, by and between Hyperscale Data, Inc. and the investor. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2025 as Exhibit 10.1 thereto.
10.2	Termination Agreement and Mutual General Release, dated May 28, 2025, by and between Hyperscale Data, Inc. and Orion Equity Partners, LLC. Incorporated by reference to the Current Report on Form 8-K filed on May 29, 2025 as Exhibit 10.1 thereto.
10.3	Form of Settlement Agreement, dated June 6, 2025. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2025 as Exhibit 10.1 thereto.
10.4	Form of Hosting Services Agreement. Incorporated by reference to the Current Report on Form 8-K filed on June 10, 2025 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 15, 2025

HYPERSCALE DATA, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

