Form 10-Q
period 2025-09-30
Hyperscale Data, Inc.
filed 2025-11-17
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

At November 14, 2025, the registrant had outstanding 322,937,734 shares of Class A common stock and 24,854,906 shares of Class B common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,843,000	$4,546,000
Restricted cash	22,845,000	20,476,000
Accounts receivable, net	6,686,000	6,165,000
Inventories	1,743,000	1,817,000
Investment in promissory notes and other, related party	27,596,000	20,802,000
Loans receivable, current	2,812,000	1,369,000
Prepaid expenses and other current assets	3,958,000	3,238,000
TOTAL CURRENT ASSETS	90,483,000	58,413,000

Crypto assets	6,803,000	-
Intangible assets, net	1,586,000	1,844,000
Property and equipment, net	131,653,000	144,357,000
Right-of-use assets	4,142,000	3,697,000
Investments in common stock and equity securities, related party	923,000	2,190,000
Investments in other equity securities	251,000	2,802,000
Other assets	6,553,000	7,463,000
TOTAL ASSETS	$242,394,000	$220,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$47,162,000	$59,475,000
Operating lease liability, current	1,173,000	1,627,000
Notes payable, current	78,359,000	95,768,000
Notes payable, related party, current	3,716,000	164,000
Convertible notes payable	10,525,000	19,569,000
Guarantee liability	38,900,000	38,900,000
TOTAL CURRENT LIABILITIES	179,835,000	215,503,000

LONG-TERM LIABILITIES
Operating lease liability, non-current	3,150,000	2,269,000
Notes payable, non-current	1,680,000	904,000
TOTAL LIABILITIES	184,665,000	218,676,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	September 30,	December 31,
	2025	2024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value - 25,000,000 shares authorized; 2,296,188 and 2,029,450 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (liquidation preference of $87,025,000 as of September 30, 2025)	2,000	2,000
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 130,594,602 and 1,259,893 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	131,000	1,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 4,989,166 and 4,998,597 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,000	5,000
Additional paid-in capital	758,121,000	668,817,000
Accumulated deficit	(702,214,000)	(628,950,000)
Accumulated other comprehensive loss	(131,000)	(668,000)
Treasury stock, at cost	-	(30,571,000)
TOTAL HYPERSCALE DATA STOCKHOLDERS’ EQUITY	55,914,000	8,636,000

Non-controlling interest	1,815,000	(6,546,000)

TOTAL STOCKHOLDERS’ EQUITY	57,729,000	2,090,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,394,000	$220,766,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, crane operations	$9,709,000	$12,327,000	$35,060,000	$36,945,000
Revenue, crypto assets mining	5,674,000	5,264,000	15,556,000	25,201,000
Revenue, hotel and real estate operations	6,161,000	5,680,000	15,448,000	14,377,000
Revenue, lending and trading activities	148,000	5,575,000	1,946,000	4,911,000
Revenue, other	2,636,000	2,215,000	7,195,000	5,785,000
Total revenue	24,328,000	31,061,000	75,205,000	87,219,000
Cost of revenue, crane operations	6,322,000	7,957,000	22,710,000	23,704,000
Cost of revenue, crypto assets mining	6,565,000	9,388,000	20,670,000	26,971,000
Cost of revenue, hotel and real estate operations	3,523,000	3,498,000	9,652,000	9,633,000
Cost of revenue, lending and trading activities	-	495,000	-	495,000
Cost of revenue, other	1,653,000	1,178,000	4,498,000	3,470,000
Total cost of revenue	18,063,000	22,516,000	57,530,000	64,273,000
Gross profit	6,265,000	8,545,000	17,675,000	22,946,000
Operating expenses
General and administrative	11,348,000	11,996,000	30,417,000	33,730,000
Selling and marketing	7,369,000	4,755,000	15,980,000	12,528,000
Research and development	1,605,000	4,598,000	1,846,000	4,811,000
Impairment of property and equipment	-	11,791,000	-	19,746,000
Total operating expenses	20,322,000	33,140,000	48,243,000	70,815,000
Loss from operations	(14,057,000)	(24,595,000)	(30,568,000)	(47,869,000)
Other income (expense):
Interest and other income	637,000	766,000	1,958,000	2,118,000
Interest expense	(3,063,000)	(7,766,000)	(14,566,000)	(18,825,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	-	-	17,900,000
Gain (loss) on extinguishment of debt	1,137,000	(240,000)	(3,432,000)	502,000
Loss from investment in unconsolidated entity	-	-	-	(1,958,000)
Impairment of equity securities	-	-	-	(6,266,000)
Gain on deconsolidation of subsidiary	2,747,000	-	12,437,000	-
Provision for loan losses, related party	-	-	-	(3,068,000)
(Loss) gain on the sale of fixed assets	(732,000)	32,000	(1,291,000)	64,000
Total other income (expense), net	726,000	(7,208,000)	(4,894,000)	(9,533,000)
Loss before income taxes	(13,331,000)	(31,803,000)	(35,462,000)	(57,402,000)
Income tax provision	251,000	52,000	181,000	47,000
Net loss from continuing operations	(13,582,000)	(31,855,000)	(35,643,000)	(57,449,000)
Net income (loss) from discontinued operations	-	2,216,000	-	(779,000)
Net loss	(13,582,000)	(29,639,000)	(35,643,000)	(58,228,000)
Net loss (income) attributable to non-controlling interest	569,000	4,090,000	(626,000)	2,469,000
Net loss attributable to Hyperscale Data	(13,013,000)	(25,549,000)	(36,269,000)	(55,759,000)
Preferred dividends	(2,243,000)	(1,326,000)	(6,424,000)	(3,894,000)
Net loss available to common stockholders	$(15,256,000)	$(26,875,000)	$(42,693,000)	$(59,653,000)

Basic and diluted net (loss) income per common share:
Continuing operations	$(0.39)	$(26.87)	$(2.41)	$(71.28)
Discontinued operations	-	2.05	-	(0.94)
Net loss per common share	$(0.39)	$(24.82)	$(2.41)	$(72.22)

Weighted average basic and diluted common shares outstanding	38,795,000	1,083,000	17,679,000	826,000

Comprehensive loss
Net loss available to common stockholders	$(15,256,000)	$(26,875,000)	$(42,693,000)	$(59,653,000)
Foreign currency translation adjustment	-	(221,000)	6,000	(621,000)
Other comprehensive (loss) income	-	(221,000)	6,000	(621,000)
Total comprehensive loss	$(15,256,000)	$(27,096,000)	$(42,687,000)	$(60,274,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2025

	Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Series H		Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Non-	Total
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Stockholders’ Equity
BALANCES, July 1, 2025	7,040	$-	2,681	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	-	$-	8,666,055	$9,000	4,993,751	$5,000	$692,584,000	$(686,958,000)	$ (131,000)	$ 2,385,000	$ 7,896,000
Issuance of Series H preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,000	-	-	-	-	-	4,000,000	-	-	-	4,000,000
Issuance of Series B preferred stock for cash	-	-	16,015	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	16,015,000	-	-	-	16,015,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-			4,585	-	(4,585)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	44,000	-	-	-	44,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	82,727,211	83,000	-	-	38,746,000	-	-	-	38,829,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,248,000)	-	-	-	(1,248,000)
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-			5,154,177	5,000	-	-	7,941,000	-	-	-	7,946,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	-	(13,013,000)	-	-	(13,013,000)
Series A preferred dividends ($0.62 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	-	(4,000)	-	-	(4,000)
Series B preferred dividends ($31.60 per share)	-	-	72	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	72,000	(72,000)	-	-	-
Series C preferred dividends ($24.65 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	-	(1,232,000)	-	-	(1,232,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	-	(463,000)	-	-	(463,000)
Series E preferred dividends ($0.62 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	-	(406,000)	-	-	(406,000)
Series G preferred dividends ($23.24 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	-	(36,000)	-	-	(36,000)
Series H preferred dividends ($7.39 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,000)	-	-	(30,000)
Conversion of Series B preferred stock to Class A common stock	-	-	(18,768)	-	-	-	-	-	-	-	-	-	-	-			34,042,574	34,000	-	-	(34,000)	-	-	-	-
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	-	-	-	(569,000)	(569,000)
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	-	-	1,000	-	-	(1,000)	-
BALANCES, September 30, 2025	7,040	$-	-	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	4,000	$-	130,594,602	$131,000	4,989,166	$5,000	$758,121,000	$(702,214,000)	$ (131,000)	$ 1,815,000	$ 57,729,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2024

											Accumulated
	Preferred Stock								Additional		Other	Non-		Total
	Series A		Series C		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, July 1, 2024	7,040	$-	44,000	$-	323,835	$-	1,024,181	$1,000	$660,071,000	$(600,282,000)	$(2,497,000)	$(440,000)	$(30,571,000)	$26,282,000
Issuance of Series C preferred stock, related party for cash	-	-	300	-	-	-	-	-	286,000	-	-	-	-	286,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	14,000	-	-	-	-	14,000
Stock-based compensation	-	-	-	-	-	-	-	-	374,000	-	-	-	-	374,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	85,714	-	900,000	-	-	-	-	900,000
Distribution to Circle 8 Crane Services, LLC (“Circle 8”) non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(55,000)	-	(55,000)
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	(25,549,000)	-	-	-	(25,549,000)
Series A preferred dividends ($0.63 per share)	-	-	-	-	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Series C preferred dividends ($24.05 per share)	-	-	-	-	-	-	-	-	-	(1,059,000)	-	-	-	(1,059,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-	-	-	-	-	-	(263,000)	-	-	-	(263,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(221,000)	-	-	(221,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(2,861,000)	-	(2,861,000)
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	1,495,000	2,873,000	-	4,368,000
Other	-	-	-	-	-	-	-	-	(1,000)	33,000	1,000	-	-	33,000
BALANCES, September 30, 2024	7,040	$-	44,300	$-	323,835	$-	1,109,895	$1,000	$661,644,000	$(627,124,000)	$(1,222,000)	$(483,000)	$(30,571,000)	$2,245,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2025

	Preferred Stock																						Accumulated
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Series H		Class A Common Stock		Class B Common Stock		Additional		Other	Non-		Total
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Treasury Stock	Stockholders’ Equity
BALANCES, January 1, 2025	7,040	$-	0	$-	50,000	$-	323,835	$-	649,998	$1,000	998,577	$1,000	-	$-	-	$-	1,259,893	$1,000	4,998,597	$5,000	$668,817,000	$ (628,950,000)	$ (668,000)	$ (6,546,000)	$ (30,571,000)	$ 2,090,000
Issuance of Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	960	-	-	-	-	-	-	-	619,000	-	-	-	-	619,000
Fair value of warrants issued in connection with Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	341,000	-	-	-	-	341,000
Issuance of Series H preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,000	-	-	-	-	-	4,000,000	-	-	-	-	4,000,000
Issuance of Series B preferred stock for cash	-	-	23,914	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	23,914,000	-	-	-	-	23,914,000
Issuance of Series D preferred stock for cash	-	-	-	-	-	-	261,778	-	-	-	-	-	-	-	-	-	-	-	-	-	3,450,000	-	-	-	-	3,450,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	9,431	-	(9,431)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	179,000	-	-	-	-	179,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	82,727,211	83,000	-	-	38,746,000	-	-	-	-	38,829,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,248,000)	-	-	-	-	(1,248,000)
Conversion of convertible notes payable to Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,005,655	10,000	-	-	19,249,000	-	-	-	-	19,259,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(36,269,000)	-	-	-	(36,269,000)
Series A preferred dividends ($1.87 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,000)	-	-	-	(13,000)
Series B preferred dividends ($44.73 per share)	-	-	92	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	92,000	(92,000)	-	-	-	-
Series C preferred dividends ($71.90 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,595,000)	-	-	-	(3,595,000)
Series D preferred dividends ($2.69 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,333,000)	-	-	-	(1,333,000)
Series E preferred dividends ($2.03 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,318,000)	-	-	-	(1,318,000)
Series G preferred dividends ($44.32 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(43,000)	-	-	-	(43,000)
Series H preferred dividends ($7.39 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,000)	-	-	-	(30,000)
Conversion of Series B preferred stock to Class A common stock	-	-	(24,006)	-	-	-	-	-	-	-	-	-	-	-	-	-	36,592,412	37,000	-	-	(37,000)	-	-	-	-	-
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,571,000)	-	-	30,571,000	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,000	-	-	6,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	626,000	-	626,000
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	531,000	7,736,000	-	8,267,000
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,000)	-	-	(1,000)	-	(2,000)
BALANCES, September 30, 2025	7,040	$-	-	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	4,000	$-	130,594,602	$131,000	4,989,166	$5,000	$758,121,000	$ (702,214,000)	$ (131,000)	$ 1,815,000	$ -	$ 57,729,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2024

											Accumulated
	Preferred Stock								Additional		Other	Non-		Total
	Series A		Series C		Series D		Class A Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2024	7,040	$-	41,500	$-	425,197	$-	127,322	$-	$644,856,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000
Issuance of Series C preferred stock, related party for cash	-	-	2,800	-	-	-	-	-	2,601,000	-	-	-	-	2,601,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	199,000	-	-	-	-	199,000
Stock-based compensation	-	-	-	-	-	-	-	-	1,189,000	-	-	-	-	1,189,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	731,688	1,000	14,598,000	-	-	-	-	14,599,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	(513,000)	-	-	-	-	(513,000)
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	250,885	-	3,616,000	-	-	-	-	3,616,000
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	-	-	-	(893,000)	-	(893,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	1,778,000	-	1,778,000
Distribution to Circle 8 non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(281,000)	-	(281,000)
Conversion of RiskOn International Inc. (“ROI”) convertible note	-	-	-	-	-	-	-	-	-	-	-	863,000	-	863,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	(55,759,000)	-	-	-	(55,759,000)
Series A preferred dividends ($1.88 per share)	-	-	-	-	-	-	-	-	-	(13,000)	-	-	-	(13,000)
Series C preferred dividends ($71.22 per share)	-	-	-	-	-	-	-	-	-	(3,091,000)	-	-	-	(3,091,000)
Series D preferred dividends ($2.44 per share)	-	-	-	-	-	-	-	-	-	(790,000)	-	-	-	(790,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(621,000)	-	-	(621,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(2,469,000)	-	(2,469,000)
Distribution of securities of TurnOnGreen, Inc. (“TurnOnGreen”) to Hyperscale Data Class A common stockholders ($2.02 per share)	-	-	-	-	-	-	-	-	(4,900,000)	-	-	4,900,000	-	-
Distribution of ROI investment in White River Energy Corp. (“White River”) to ROI stockholders	-	-	-	-	-	-	-	-	-	-	-	(19,210,000)	-	(19,210,000)
Deconsolidation of subsidiary											1,495,000	2,873,000		4,368,000
Other	-	-	-	-	(101,362)	-	-	-	(2,000)	(2,000)	1,000	(1,000)	-	(4,000)
BALANCES, September 30, 2024	7,040	$-	44,300	$-	323,835	$-	1,109,895	$1,000	$661,644,000	$(627,124,000)	$(1,222,000)	$(483,000)	$(30,571,000)	$2,245,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,643,000)	$(58,228,000)
Net loss from discontinued operations	-	(779,000)
Net loss from continuing operations	(35,643,000)	(57,449,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,749,000	19,653,000
Amortization of debt discount	6,192,000	8,422,000
Amortization of right-of-use assets	1,108,000	1,162,000
Stock-based compensation	179,000	2,940,000
Loss (gain) on the sale of fixed assets	1,291,000	(64,000)
Impairment of property and equipment	-	19,746,000
Impairment of equity securities	-	6,266,000
Revenue, crypto assets mining	(15,556,000)	(19,563,000)
Proceeds from the sale of crypto assets	13,117,000	20,038,000
Realized gains on sale of marketable securities	-	(7,463,000)
Realized losses on non-marketable equity securities	225,000	5,083,000
Gain on conversion of investment in equity securities to marketable equity securities	-	(17,900,000)
Proceeds from the sale of investment in equity securities	3,953,000	-
Gain on the sale of equity securities	(1,401,000)	-
Loss from investment in unconsolidated entity	-	1,958,000
Provision for loan losses, related party	-	5,668,000
Loss (gain) on extinguishment of debt	3,432,000	(502,000)
Gain on deconsolidation of subsidiary	(9,690,000)	-
Other	(2,350,000)	(1,122,000)
Changes in operating assets and liabilities:
Marketable equity securities	(308,000)	10,755,000
Accounts receivable	(571,000)	(342,000)
Inventories	50,000	(42,000)
Prepaid expenses and other current assets	(631,000)	(182,000)
Other assets	908,000	(3,026,000)
Accounts payable and accrued expenses	(2,738,000)	3,471,000
Lease liabilities	(1,124,000)	(1,364,000)
Net cash used in operating activities from continuing operations	(24,808,000)	(3,857,000)
Net cash used in operating activities from discontinued operations	-	(6,366,000)
Net cash used in operating activities	(24,808,000)	(10,223,000)
Cash flows from investing activities:
Purchase of property and equipment	(6,084,000)	(4,762,000)
Purchase of crypto assets	(4,201,000)	-
Cash decrease upon deconsolidation of subsidiary	(6,000)	-
Investments in loans receivable	(1,498,000)	(434,000)
Proceeds from the sale of fixed assets	2,377,000	671,000
Proceeds from sale of investments in common stock, related party	1,274,000	-
Investment in notes receivable, related party	(7,556,000)	(3,413,000)
Principal payments on loans receivable	282,000	-
Payments from notes receivable, related party	2,486,000	-
Other	(8,000)	(109,000)
Net cash used in investing activities from continuing operations	(12,934,000)	(8,047,000)
Net cash used in investing activities from discontinued operations	-	(3,799,000)
Net cash used in investing activities	(12,934,000)	(11,846,000)

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$38,829,000	$14,599,000
Financing cost in connection with sales of Class A common stock	(1,248,000)	(513,000)
Proceeds from sales of Series B preferred stock	23,914,000	-
Proceeds from sales of Series D preferred stock	3,450,000	-
Proceeds from sales of Series C preferred stock and warrants, related party	-	2,800,000
Proceeds from sales of Series G and Series H preferred stock and warrants, related party	4,960,000	-
Proceeds from subsidiaries’ sale of stock to non-controlling interests	-	1,778,000
Distribution to Circle 8 non-controlling interest	-	(281,000)
Proceeds from notes payable	41,058,000	49,237,000
Payments on notes payable	(49,512,000)	(47,006,000)
Payments on convertible notes payable, related party	-	(193,000)
Proceeds from notes payable, related party	3,552,000	-
Payments on notes payable, related party	-	(1,908,000)
Payments of preferred dividends	(6,332,000)	(3,894,000)
Proceeds from sales of convertible notes	5,220,000	6,700,000
Payments on convertible notes	(3,489,000)	(1,280,000)
Net cash provided by financing activities from continuing operations	60,402,000	20,039,000
Net cash provided by financing activities from discontinued operations	-	2,552,000
Net cash provided by financing activities	60,402,000	22,591,000

Effect of exchange rate changes on cash and cash equivalents from continuing operations	6,000	(442,000)

Net increase in cash and cash equivalents and restricted cash	22,666,000	80,000

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	25,022,000	11,068,000
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	-	4,301,000
Cash and cash equivalents and restricted cash at beginning of period	25,022,000	15,369,000

Cash and cash equivalents and restricted cash at end of period	47,688,000	15,449,000
Less cash and cash equivalents and restricted cash of discontinued operations at end of period	-	-
Cash and cash equivalents and restricted cash of continued operations at end of period	$47,688,000	$15,449,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest - continuing operations	$2,699,000	$9,775,000
Cash paid during the period for interest - discontinued operations	$-	$946,000

Non-cash investing and financing activities:
Settlement of accounts payable with crypto assets	$21,000	$31,000
Settlement of interest payable with crypto assets	$-	$142,000
Settlement of note payable with crypto assets	$-	$506,000
Conversion of convertible notes payable into shares of Class A common stock	$19,259,000	$3,616,000
Conversion of Series B preferred stock into shares of Class A common stock	$37,000	$-
Conversion of debt and equity securities to marketable securities	$-	$4,996,000
Exchange of related party advances for investment in other equity securities, related party	$-	$2,000,000
Recognition of new operating lease right-of-use assets and lease liabilities	$1,552,000	$1,889,000
Notes payable exchanged for convertible notes payable	$9,103,000	$-
Dividend of ROI investment in White River to ROI shareholders	$-	$19,210,000
Redeemable non-controlling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$-	$1,463,000
Paid-in-kind dividends settled through issuance of Series B preferred stock	$72,000	$-
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$-	$4,900,000

1. DESCRIPTION OF BUSINESS

Hyperscale Data, Inc. (“Hyperscale Data” or the “Company”) is a Delaware corporation that operates as an artificial intelligence (“AI”) data center company anchored by Bitcoin. Through its wholly owned subsidiary, Sentinum, Inc., the Company owns and operates a large-scale data center platform that integrates AI compute infrastructure with Bitcoin mining operations under a unified, parallel compute model. This hybrid architecture enables Hyperscale Data to generate compute power for enterprise AI workloads through NVIDIA graphic processing unit clusters, while also operating high-efficiency Bitcoin mining systems that contribute to the Bitcoin network and the Company’s growing digital asset treasury.

Through its other wholly owned subsidiary, Ault Capital Group, Inc. (“ACG”), the Company currently holds a portfolio of diversified businesses and strategic investments spanning commercial lending and trading, hotel operations, crane rental, AI-driven software and gaming platforms, and commercial electronics. The Company anticipates completing the planned divestiture of ACG in 2026, at which time Hyperscale Data expects to operate as a focused AI data center and Bitcoin infrastructure company.

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

2. LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2025, the Company had cash and cash equivalents of $24.8 million (excluding restricted cash of $22.8 million) and negative working capital of $89.4 million. The Company has historically financed its operations through the issuance of convertible debt, promissory notes and equity securities.

The Company’s working capital position improved from negative $157.1 million at December 31, 2024 to negative $89.4 million at September 30, 2025, and was further strengthened subsequent to September 30, 2025, through the sale of 172.7 million shares of Class A common stock pursuant to the 2025 “At-the-Market” (“ATM”) offering for gross proceeds of $86.2 million and the sale of 8,500 shares of its Series B Convertible Preferred Stock for gross proceeds of approximately $8.5 million. These capital raises, together with the conversion of $2.3 million in aggregate principal and accrued interest of existing convertible debt into Class A common stock, have enhanced liquidity, reduced debt obligations and provided additional capital to support ongoing operations and planned growth initiatives.

In connection with the preparation of these financial statements, management performed an analysis of the Company’s financial position and working capital projections for at least the next twelve months following the issuance of these financial statements. Based on this analysis, and considering the proceeds received from recent financing activities, management believes that the Company’s available liquidity, including cash raised subsequent to September 30, 2025, will be sufficient to meet its obligations and fund its operations for at least one year from the date these condensed consolidated financial statements are issued. Accordingly, management has concluded that these financings alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management will continue to monitor the Company’s liquidity position and market conditions and may seek additional financing as necessary to support operations and future growth initiatives.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited 2024 financial statements contained in the above referenced 2024 Annual Report. Results of the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2024 Annual Report.

Crypto Assets

Beginning during the three months ended September 30, 2025, the Company began holding Bitcoin for long-term investment purposes as a Bitcoin investment approach, retaining all Bitcoin mined in its operations, and making strategic open market purchases of Bitcoin. As a result, Bitcoin crypto assets are included in non-current assets on the condensed consolidated balance sheet due to the Company’s intent to retain and hold Bitcoin.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine whether any required changes should be made to its condensed consolidated financial statements.

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

4. DECONSOLIDATION OF SUBSIDIARIES AND GRESHAM WORLDWIDE, INC. (“GIGA”) DISCONTINUED OPERATIONS

Deconsolidation of Avalanche International Corp. (“AVLP”)

On March 28, 2025, AVLP, formerly a majority-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and the Company no longer maintained a controlling financial interest. Accordingly, the Company deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, the Company recognized a gain of $10.0 million, which is included in the condensed consolidated statement of operations for the nine months ended September 30, 2025. The Company evaluated the criteria for discontinued operations and determined that the operations of AVLP did not meet the requirements for such classification.

Deconsolidation of Eco Pack Technologies Limited (“Eco Pack”)

On April 16, 2025, Eco Pack, formerly a majority-owned subsidiary of the Company, filed a voluntary liquidation under the insolvency regulations in the UK. As a result of the filing, the Company no longer maintained a controlling financial interest. Accordingly, the Company deconsolidated Eco Pack effective as of the filing date. In connection with the deconsolidation, the Company recognized a loss of $0.4 million, which is included in the condensed consolidated statement of operations for the nine months ended September 30, 2025. The Company evaluated the criteria for discontinued operations and determined that the operations of Eco Pack did not meet the requirements for such classification.

Deconsolidation of a Subsidiary of ROI

During the three months ended September 30, 2025, the Company recognized a gain of $2.7 million in connection with the bankruptcy proceedings for a subsidiary of ROI. The Company deconsolidated the subsidiary as it determined that it no longer maintained a controlling financial interest in the subsidiary of ROI. The gain recognized reflects the derecognition of the subsidiary’s remaining assets, liabilities, and equity balances. The Company evaluated the criteria for discontinued operations and determined that the operations of the subsidiary did not meet the requirements for such classification.

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

The following table presents the results of GIGA operations:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Revenue, products	$10,678,000	$30,862,000
Cost of revenue, products	7,824,000	23,339,000
Gross profit	2,854,000	7,523,000
Operating expenses
Research and development	906,000	2,617,000
Selling and marketing	286,000	1,166,000
General and administrative	2,923,000	8,033,000
Total operating expenses	4,115,000	11,816,000
Loss from operations	(1,261,000)	(4,293,000)
Other income (expense):
Interest and other income	1,554,000	1,594,000
Interest expense	(415,000)	(1,662,000)
Total other expense, net	1,139,000	(68,000)
Loss before income taxes	(122,000)	(4,361,000)
Income tax benefit	-	(15,000)
Net loss	(122,000)	(4,346,000)
Net loss attributable to non-controlling interest	325,000	1,554,000
Net income (loss) available to common stockholders	$203,000	$(2,792,000)

The cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

For the Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(4,346,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	618,000
Amortization of right-of-use assets	684,000
Amortization of intangibles	157,000
Gain on extinguishment of debt	(858,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,638,000)
Inventories	1,514,000
Prepaid expenses and other current assets	(1,516,000)
Lease liabilities	(667,000)
Accounts payable and accrued expenses	(314,000)
Net cash used in operating activities	(6,366,000)
Cash flows from investing activities:
Purchase of property and equipment	(249,000)
Cash decrease upon deconsolidation	(3,550,000)
Net cash used in investing activities	(3,799,000)
Cash flows from financing activities:
Proceeds from notes payable	2,552,000
Net cash provided by financing activities	2,552,000

Cash contributions from parent	3,383,000

Effect of exchange rate changes on cash and cash equivalents	(71,000)

Net decrease in cash and cash equivalents and restricted cash	(4,301,000)

Cash and cash equivalents and restricted cash at beginning of period	4,301,000

Cash and cash equivalents and restricted cash at end of period	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$946,000

5. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three and nine months ended September 30, 2025 and 2024. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP. Revenue is presented by reportable segment. The “Holding Co.” column includes revenue that is not allocated to a specific reportable segment but is generated within the holding company entity. While not a separate reportable segment, Holding Co. is included in the table below to reconcile the segments to total consolidated revenue.

The Company’s disaggregated revenues consisted of the following for the three months ended September 30, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$1,694,000	$-	$5,936,000	$5,899,000	$9,709,000	$1,000	$893,000	$24,132,000
Middle East	48,000	-	-	-	-	-	-	48,000
Revenue from contracts with customers	1,742,000	-	5,936,000	5,899,000	9,709,000	1,000	893,000	24,180,000
Revenue, lending and trading activities (North America)	-	148,000	-	-	-	-	-	148,000
Total revenue	$1,742,000	$148,000	$5,936,000	$5,899,000	$9,709,000	$1,000	$893,000	$24,328,000

Major Goods or Services
Power supply units and systems	$1,742,000	$-	$-	$-	$-	$-	$-	$1,742,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	5,674,000	-	-	-	-	5,674,000
Hotel and real estate operations	-	-	262,000	5,899,000	-	-	-	6,161,000
Crane rental	-	-	-	-	9,709,000	-	-	9,709,000
Other	-	-	-	-	-	1,000	893,000	894,000
Revenue from contracts with customers	1,742,000	-	5,936,000	5,899,000	9,709,000	1,000	893,000	24,180,000
Revenue, lending and trading activities	-	148,000	-	-	-	-	-	148,000
Total revenue	$1,742,000	$148,000	$5,936,000	$5,899,000	$9,709,000	$1,000	$893,000	$24,328,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,686,000	$-	$5,936,000	$5,899,000	$-	$1,000	$893,000	$14,415,000
Services transferred over time	56,000	-	-	-	9,709,000	-	-	9,765,000
Revenue from contracts with customers	$1,742,000	$-	$5,936,000	$5,899,000	$9,709,000	$1,000	$893,000	$24,180,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$4,815,000	$-	$16,579,000	$14,425,000	$35,060,000	$3,000	$2,137,000	$73,019,000
Europe	-	-	-	-	29,000	-	-	29,000
Middle East and other	211,000	-	-	-	-	-	-	211,000
Revenue from contracts with customers	5,026,000	-	16,579,000	14,425,000	35,089,000	3,000	2,137,000	73,259,000
Revenue, lending and trading activities (North America)	-	1,946,000	-	-	-	-	-	1,946,000
Total revenue	$5,026,000	$1,946,000	$16,579,000	$14,425,000	$35,089,000	$3,000	$2,137,000	$75,205,000

Major Goods or Services
Power supply units and systems	$5,026,000	$-	$-	$-	$-	$-	$-	$5,026,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	15,556,000	-	-	-	-	15,556,000
Hotel and real estate operations	-	-	1,023,000	14,425,000	-	-	-	15,448,000
Crane rental	-	-	-	-	35,060,000	-	-	35,060,000
Other	-	-	-	-	29,000	3,000	2,137,000	2,169,000
Revenue from contracts with customers	5,026,000	-	16,579,000	14,425,000	35,089,000	3,000	2,137,000	73,259,000
Revenue, lending and trading activities	-	1,946,000	-	-	-	-	-	1,946,000
Total revenue	$5,026,000	$1,946,000	$16,579,000	$14,425,000	$35,089,000	$3,000	$2,137,000	$75,205,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,970,000	$-	$16,579,000	$14,425,000	$29,000	$3,000	$2,137,000	$38,143,000
Services transferred over time	56,000	-	-	-	35,060,000	-	-	35,116,000
Revenue from contracts with customers	$5,026,000	$-	$16,579,000	$14,425,000	$35,089,000	$3,000	$2,137,000	$73,259,000

The Company’s disaggregated revenues consisted of the following for the three months ended September 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$1,227,000	$-	$5,432,000	$5,512,000	$12,327,000	$54,000	$845,000	$25,397,000
Europe	1,000	-	-	-	26,000	-	-	27,000
Middle East and other	62,000	-	-	-	-	-	-	62,000
Revenue from contracts with customers	1,290,000	-	5,432,000	5,512,000	12,353,000	54,000	845,000	25,486,000
Revenue, lending and trading activities (North America)	-	5,575,000	-	-	-	-	-	5,575,000
Total revenue	$1,290,000	$5,575,000	$5,432,000	$5,512,000	$12,353,000	$54,000	$845,000	$31,061,000

Major Goods or Services
Power supply units and systems	$1,290,000	$-	$-	$-	$-	$-	$-	$1,290,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	4,362,000	-	-	-	-	4,362,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	902,000	-	-	-	-	902,000
Hotel and real estate operations	-	-	168,000	5,512,000	-	-	-	5,680,000
Crane rental	-	-	-	-	12,327,000	-	-	12,327,000
Other	-	-	-	-	26,000	54,000	845,000	925,000
Revenue from contracts with customers	1,290,000	-	5,432,000	5,512,000	12,353,000	54,000	845,000	25,486,000
Revenue, lending and trading activities	-	5,575,000	-	-	-	-	-	5,575,000
Total revenue	$1,290,000	$5,575,000	$5,432,000	$5,512,000	$12,353,000	$54,000	$845,000	$31,061,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,268,000	$-	$5,432,000	$5,512,000	$26,000	$54,000	$845,000	$13,137,000
Services transferred over time	22,000	-	-	-	12,327,000	-	-	12,349,000
Revenue from contracts with customers	$1,290,000	$-	$5,432,000	$5,512,000	$12,353,000	$54,000	$845,000	$25,486,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$3,565,000	$-	$25,926,000	$13,652,000	$36,945,000	$121,000	$1,819,000	$82,028,000
Europe	15,000	-	-	-	94,000	-	-	109,000
Middle East and other	171,000	-	-	-	-	-	-	171,000
Revenue from contracts with customers	3,751,000	-	25,926,000	13,652,000	37,039,000	121,000	1,819,000	82,308,000
Revenue, lending and trading activities (North America)	-	4,911,000	-	-	-	-	-	4,911,000
Total revenue	$3,751,000	$4,911,000	$25,926,000	$13,652,000	$37,039,000	$121,000	$1,819,000	$87,219,000

Major Goods or Services
Power supply units and systems	$3,751,000	$-	$-	$-	$-	$-	$-	$3,751,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	19,563,000	-	-	-	-	19,563,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	5,638,000	-	-	-	-	5,638,000
Hotel and real estate operations	-	-	725,000	13,652,000	-	-	-	14,377,000
Crane rental	-	-	-	-	36,945,000	-	-	36,945,000
Other	-	-	-	-	94,000	121,000	1,819,000	2,034,000
Revenue from contracts with customers	3,751,000	-	25,926,000	13,652,000	37,039,000	121,000	1,819,000	82,308,000
Revenue, lending and trading activities	-	4,911,000	-	-	-	-	-	4,911,000
Total revenue	$3,751,000	$4,911,000	$25,926,000	$13,652,000	$37,039,000	$121,000	$1,819,000	$87,219,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,720,000	$-	$25,926,000	$13,652,000	$94,000	$121,000	$1,819,000	$45,332,000
Services transferred over time	31,000	-	-	-	36,945,000	-	-	36,976,000
Revenue from contracts with customers	$3,751,000	$-	$25,926,000	$13,652,000	$37,039,000	$121,000	$1,819,000	$82,308,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2025 (no material financial instruments were measured at fair value on a recurring basis at December 31, 2024):

	Fair Value Measurement at September 30, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$912,000	$-	$-	$912,000

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

The changes in Level 3 fair value hierarchy during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Nine months ended September 30, 2025
Embedded conversion feature liabilities	$-	$(133,000)	$(3,098,000)	$4,143,000	$912,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Nine months ended September 30, 2024
Warrant liabilities	$-	$(669,000)	$-	$677,000	$8,000
Embedded conversion feature liabilities	$910,000	$(910,000)	$-	$-	$-

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Three months ended September 30, 2025
Embedded conversion feature liabilities	$3,531,000	$(795,000)	$(1,824,000)	$-	$912,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Three months ended September 30, 2024
Warrant liabilities	$578,000	$(570,000)	$-	$-	$8,000
Embedded conversion feature liabilities	$155,000	$(155,000)	$-	$-	$-

7. CRYPTO ASSETS

The following table presents revenue from mined crypto assets for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue from mined crypto assets at Sentinum owned and operated facilities	$5,674,000	$4,362,000	$15,556,000	$19,563,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	902,000	-	5,638,000
Revenue, crypto assets mining	$5,674,000	$5,264,000	$15,556,000	$25,201,000

The following table presents the activities of the crypto assets for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024
Balance at January 1	$182,000	$546,000
Additions of mined crypto assets	15,556,000	19,563,000
Purchases of crypto assets	4,201,000	-
Sale of crypto assets	(13,117,000)	(20,038,000)
Other	(19,000)	(6,000)
Balance at September 30	$6,803,000	$65,000

8. PROPERTY AND EQUIPMENT, NET

At September 30, 2025 and December 31, 2024, property and equipment consisted of:

	September 30, 2025	December 31, 2024
Building, land and improvements	$82,836,000	$80,822,000
Crypto assets mining equipment	12,150,000	12,150,000
Crane rental equipment	33,364,000	34,588,000
Computer, software and related equipment	10,049,000	11,308,000
Aircraft	15,983,000	15,983,000
Other property and equipment	11,268,000	11,417,000
	165,650,000	166,268,000
Accumulated depreciation and amortization	(33,997,000)	(21,911,000)
Property and equipment, net	$131,653,000	$144,357,000

Summary of depreciation expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Depreciation expense	$4,705,000	$7,533,000	$14,491,000	$19,174,000

9. INTANGIBLE ASSETS, NET

At September 30, 2025 and December 31, 2024, intangible assets consisted of:

	Useful Life	September 30, 2025	December 31, 2024
Definite lived intangible assets:
Customer list	10 years	$1,290,000	$1,290,000
Trade names	12 years	1,030,000	1,030,000
Developed technology	7 years	-	60,000
		2,320,000	2,380,000
Accumulated amortization		(734,000)	(536,000)
Total definite-lived intangible assets		$1,586,000	$1,844,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Summary of amortization expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amortization expense	$66,000	$371,000	$258,000	$479,000

As of September 30, 2025, intangible assets subject to amortization have an average remaining useful life of 6.6 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2025 (remainder)	$66,000
2026	264,000
2027	264,000
2028	264,000
2029	264,000
Thereafter	464,000
$1,586,000

10. INVESTMENTS – RELATED PARTIES

Investments in Alzamend Neuro, Inc. (“Alzamend”), Ault & Company, Inc. (“Ault & Company”) and GIGA at September 30, 2025 and December 31, 2024, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company and GIGA

	Interest		September 30,	December 31,
	Rate	Due Date	2025	2024
Promissory note and accrued interest receivable, Ault & Company	8%	December 31, 2024	$-	$2,468,000
Promissory notes and accrued interest receivable, GIGA	6% - 15%	In bankruptcy	27,761,000	18,499,000
Other			335,000	335,000
Allowance for credit losses			(500,000)	(500,000)
Total investment in promissory notes and other, related parties			$27,596,000	$20,802,000

GIGA Exit Financing Convertible Note

On September 26, 2025, the Company, through Ault Lending, entered into a loan and security agreement (the “Loan Agreement”) with GIGA, pursuant to which Ault Lending agreed to loan GIGA up to $10.0 million (the “Loan”), subject to the terms and conditions of the Loan Agreement. The Loan, which is evidenced by the issuance by GIGA of a15% Senior Secured Original Issue Discount Convertible Promissory Note (the “GIGA Note”) in the original principal amount of $11.0 million, was to be funded in three tranches. The first tranche, in an amount of $6.5 million, was funded on September 30, 2025, and the remaining tranches, totaling $3.5 million, are expected to be funded pursuant to the terms of the Loan Agreement. The GIGA Note, which matures on November 15, 2028, was issued as part of GIGA’s confirmed Chapter 11 plan of reorganization and is secured by substantially all of GIGA’s assets. The GIGA Note is convertible into shares of GIGA common stock at a conversion price equal to the greater of (i) $0.10 per share (the “GIGA Floor Price”), which GIGA Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) the lesser of a 5% premium to the volume weighted average price during the five trading days immediately prior to the trading day immediately preceding the date of conversion into shares of common stock or $1.00.

Summary of interest income, related party, recorded within interest and other income on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income, related party	$566,000	$337,000	$1,714,000	$815,000

At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.

The Company determined that the collectability of certain notes receivables is doubtful based on information available.

Investment in Alzamend Series B Convertible Preferred Stock, Warrants and Common Stock, Related Parties – Alzamend

	Investments in Common Stock, Related Parties at September 30, 2025
	Cost	Gross Unrealized Losses	Fair value
Common shares	$24,394,000	$(24,310,000)	$84,000
Alzamend series B convertible preferred stock, warrants	839,000	-	839,000
	$25,233,000	$(24,310,000)	$923,000

	Investments in Common Stock, Related Parties at December 31, 2024
	Cost	Gross Unrealized Losses	Fair value
Common shares	$24,697,000	$(24,607,000)	$90,000
Alzamend series B convertible preferred stock, warrants	2,100,000	-	2,100,000
	$26,797,000	$(24,607,000)	$2,190,000

The following tables summarize the changes in the Company’s investments in Alzamend common stock during the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024
Balance at July 1	$24,000	$304,000
Conversion of Alzamend series B convertible preferred stock to common stock	1,261,000	-
Sale of Alzamend common stock	(1,268,000)	-
Realized gain in common stock of Alzamend	70,000	-
Unrealized loss in common stock of Alzamend	(3,000)	(173,000)
Balance at September 30	$84,000	$131,000

The following tables summarize the changes in the Company’s investments in Alzamend common stock during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Balance at January 1	$90,000	$679,000
Investment in common stock of Alzamend	8,000	9,000
Conversion of Alzamend series B convertible preferred stock to common stock	1,261,000	-
Sale of Alzamend common stock	(1,274,000)	-
Realized loss in common stock of Alzamend	(298,000)	-
Unrealized gain (loss) in common stock of Alzamend	297,000	(557,000)
Balance at September 30	$84,000	$131,000

Ault Lending, LLC (“Ault Lending”) Investment in Alzamend Series B Convertible Preferred Stock and Warrants

	September 30,	December 31,
	2025	2024
Investment in Alzamend preferred stock	$839,000	$2,100,000
Total investment in other investments securities, related party	$839,000	$2,100,000

In connection with a securities purchase agreement entered into with Alzamend in January 2024, Ault Lending purchased 2,100 shares of Alzamend Series B convertible preferred stock and warrants to purchase 0.2 million shares of Alzamend common stock with a five-year term and an exercise price of $12.00 per share for a total purchase price of $2.1 million.

During the nine months ended September 30, 2025, Ault Lending converted a portion of its Alzamend Series B convertible preferred stock into Alzamend common stock, which resulted in the reduction of the carrying amount of the investment from $2.1 million at December 31, 2024 to $0.8 million at September 30, 2025.

The Company has elected to account for investment in other investments securities, related party, using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments.

Messrs. Horne and Nisser are each paid $50,000 annually by Alzamend. Mr. Ault is paid $25,000 annually by Alzamend.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at September 30, 2025 and December 31, 2024 consisted of:

	September 30,	December 31,
	2025	2024
Accounts payable	$22,864,000	$25,182,000
Accrued payroll and payroll taxes	2,236,000	2,342,000
Interest payable	4,242,000	8,249,000
Accrued legal	1,339,000	2,399,000
Other accrued expenses	16,481,000	21,303,000
	$47,162,000	$59,475,000

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

14. NOTES PAYABLE

Notes payable at September 30, 2025 and December 31, 2024, were comprised of the following:

	Collateral	Guarantors	Interest rate	Effective rate(1)	Due date	September 30, 2025	December 31, 2024
AGREE secured construction loans, in default	AGREE hotels	-	9%	11%	March 31, 2026	$68,750,000	$68,750,000
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $26.2 million	-	8%	8%	December 16, 2025	7,201,000	13,126,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $3.4 million	-	6%	6%	October 17, 2025 through July 20, 2029	2,562,000	2,826,000
15% term notes, in default	-	Milton C. Ault, III	15%	-	October 31, 2024	-	3,777,000
ROI promissory note, in default	-	-	18%	35%	May 15, 2025	-	2,367,000
Other ($1.2 million in default)	-	-	12%	-	Various	1,526,000	5,826,000
Total notes payable						$80,039,000	$96,672,000
Less:
Unamortized debt discounts						-	-
Total notes payable, net						$80,039,000	$96,672,000
Less: current portion						(78,359,000)	(95,768,000)
Notes payable – long-term portion						$1,680,000	$904,000

(1)	Includes forbearance and extension fees and original issue discount (“OID”) costs that are amortized to interest expense over the life of the notes.

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

Gain on Extinguishment of ROI Note Payable

During the three months ended September 30, 2025, the Company recognized a gain on extinguishment of debt of $1.1 million related to the pay-off of an ROI note payable.

Notes Payable Maturities

Principal maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of September 30, 2025 were:

Year
2025 (remainder)	$78,359,000
2026	759,000
2027	325,000
2028	325,000
2029	271,000
$80,039,000

Interest Expense

Schedule of interest expense
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contractual interest expense	$2,838,000	$5,350,000	$10,013,000	$10,725,000
Forbearance fees	59,000	1,050,000	436,000	3,300,000
Amortization of debt discount	166,000	1,366,000	4,117,000	4,800,000
Total interest expense	$3,063,000	$7,766,000	$14,566,000	$18,825,000

15. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at September 30, 2025 and December 31, 2024, were comprised of the following:

	Interest rate	Due date	September 30, 2025	December 31, 2024
Ault & Company demand promissory note	9.5%	Upon demand	$3,639,000	$-
Notes from officers - TurnOnGreen, in default	14%	Past due	51,000	46,000
Other related party advances	No interest	Upon demand	26,000	118,000
Total notes payable			$3,716,000	$164,000

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense, related party	$22,000	$1,000	$41,000	$20,000

Ault & Company Demand Note

On September 9, 2025, the Company executed a Demand Promissory Note (the “Note”) in favor of Ault & Company to formalize prior advances and loans previously provided by Ault & Company. The Note has an original principal balance of $4.0 million, bears interest at 9.5% per annum, and is payable upon demand. The Note is unsecured.

16. CONVERTIBLE NOTES

Convertible notes payable at September 30, 2025 and December 31, 2024, were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	September 30, 2025	December 31, 2024
SJC Lending, LLC (“SJC”) convertible promissory note	75% of 5-day VWAP	15%	19%	December 31, 2025	$4,909,000	$-
ROI senior secured convertible note, in default	$0.11 (ROI stock)	OID Only	22%	April 27, 2024	4,704,000	4,245,000
10% OID convertible promissory note	$5.87	18%	18%	May 15, 2025	-	4,167,000
Forbearance convertible promissory note, in default	$2.00	18%	18%	June 30, 2025	-	853,000
Convertible promissory note – OID only, in default	90% of 5-day VWAP	OID Only	28%	September 28, 2024	-	393,000
AVLP convertible promissory notes, principal	$0.35 (AVLP stock)	7%	9%	August 22, 2025	-	9,911,000
Fair value of embedded conversion options					912,000	-
Total convertible notes payable, net of financing cost, long-term					$10,525,000	$19,569,000
Less: current portion					(10,525,000)	(19,569,000)
Convertible notes payable, net of financing cost – long-term portion					$-	$-

(1)	Includes forbearance and extension fees and OID costs that are amortized to interest expense over the life of the notes.

Orchid Convertible Promissory Notes

On February 5, 2025, the Company entered into an exchange agreement with an institutional investor (“Orchid”), pursuant to which the Company issued to the investor a convertible promissory note in the principal face amount of $1.9 million (the “February 2025 Convertible Note”), in exchange for the cancellation of an outstanding term note the Company issued to the investor in April 2024. That note had an outstanding principal amount and accrued but unpaid interest of $1.9 million. The February 2025 Convertible Note accrued interest at the rate of 15% per annum. The February 2025 Convertible Note was to mature on May 5, 2025. The February 2025 Convertible Note was convertible into shares of Class A common stock at a fixed conversion price of $4.00 per share.

On March 14, 2025, the Company entered into an exchange agreement with an institutional investor pursuant to which we issued to the investor a convertible promissory note in the principal face amount of $4.2 million in exchange for the cancellation of (i) a term note issued by the Company on May 16, 2024, with outstanding principal and accrued but unpaid interest of $0.7 million, (ii) a term note issued by the Company on May 20, 2024, with outstanding principal and accrued but unpaid interest of $1.5 million, and (iii) the February 2025 Convertible Note issued by the Company on February 5, 2025, with outstanding principal and accrued but unpaid interest of $2.0 million. The note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the note) occurs, at which time the note would accrue interest at 18% per annum. The note matured on June 30, 2025. The note is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.40 per share (the “Floor Price”) and (ii) the lesser of 75% of the VWAP (as defined in the note) of the Class A common stock during the five trading days immediately prior to (A) the date of issuance of the note or (B) the date of conversion into shares of Class A common stock.

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

During the three months ended September 30, 2025, the outstanding principal and accrued interest under the Orchid convertible promissory notes were fully converted into shares of the Company’s Class A common stock, and no balance remained outstanding as of September 30, 2025.

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

During the nine months ended September 30, 2025, the outstanding principal and accrued interest under the A&R Forbearance Note were fully converted into shares of the Company’s Class A common stock, and no balance remained outstanding as of September 30, 2025.

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

The notes were convertible into Class A common stock at any time at a conversion price equal to the greater of (i) the Floor Price and (ii) 80% of the lowest closing price of the Class A common stock during the five trading days immediately prior to the date of conversion. The conversion price is not subject to adjustment for stock dividends, splits, or similar corporate actions. The notes were issued with an OID of 20%.

During the nine months ended September 30, 2025, approximately $3.4 million of the outstanding balance under the notes was converted into shares of the Company’s Class A common stock, and the remaining $1.6 million was repaid in cash. As a result, no balance remained outstanding under the notes as of September 30, 2025.

Embedded Derivatives

The Company identified embedded derivative features within certain convertible promissory notes issued during the nine months ended September 30, 2025, that required bifurcation and separate accounting as derivative liabilities under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging Activities. Specifically, the embedded conversion options associated with the Orchid convertible promissory notes, the SJC convertible promissory note and the April 2025 convertible notes were determined to meet the criteria for derivative classification.

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

The following table summarizes the key inputs used in the valuation of the embedded derivatives at inception:

Assumption	Weighted Average at Inception	Weighted Average at September 30, 2025
Valuation technique	Monte Carlo Simulation	Monte Carlo Simulation
Risk-free interest rate	4.2%	4.0%
Expected volatility	118%	135%
Credit-risk adjusted rate	60%	60%
Time to maturity (years)	0.5	0.3
Stock price at valuation date	$2.37	$0.45
Dividend yield	0%	0%

The Monte Carlo simulation utilized 100,000 iterations and incorporated conversion mechanics, including the floor price and the VWAP-based conversion price as defined in each agreement. The incremental value attributable to the conversion feature was isolated to determine its impact on the overall fair value of the embedded option.

Conversions of Convertible Notes

During the nine months ended September 30, 2025, principal, accrued and unpaid interest of $19.3 million was converted into 10.0 million shares of Class A common stock of the Company.

Gain (Loss) on Extinguishment of Convertible Notes

During the nine months ended September 30, 2025, the Company recognized a total net loss on extinguishment of convertible notes of $4.6 million. This amount includes:

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

17. COMMITMENTS AND CONTINGENCIES

Related Party Commitments

During the three months ended June 30, 2025, the Company’s subsidiaries, BitNile.com, Inc. and askROI, Inc., entered into marketing and promotional commitments with a subsidiary of Ault & Company. The commitments, which total approximately $9.2 million, relate to the coordination and execution of media placements, promotional events, and related marketing services in connection with various contracted events. These services are billed on a pass-through basis, at cost, without any mark-up or commission. Of the total commitments, approximately $8.8 million was expensed during the nine months ended September 30, 2025.

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

Arena Investors, LP (ROI Litigation)

On May 30, 2024, Arena Investors LP (“Arena”), in its capacity as collateral agent for five noteholders, filed a filed a Complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and ROI, in an action captioned Arena Investors LP v. Ault Alliance, Inc. and RiskOn International, Inc., Index No. 652792/2024.

The Complaint asserts a cause of action for breach of contract against the Company based on a Guaranty, dated April 27, 2023, and entered into, amongst others, the Company and Arena, and seeks damages in an amount in excess of $3,750,000, plus interest, attorneys’ fees, costs, expenses, and disbursements.

The Complaint also asserts a cause of action for breach of contract against ROI based on an alleged breach of that certain Security Agreement, dated April 27, 2023, and entered into among ROI and Arena. In connection with this cause of action, Arena seeks, among other things, costs and expenses from the Company and ROI.

On July 31, 2024, the Company and ROI filed a motion to dismiss (the “Motion”) seeking to partially dismiss the Complaint, as against the Company, and to dismiss the Compliant, in its entirety, as against ROI.

On or about January 21, 2025, the Court entered an Order denying the part of the Motion which sought partial dismissal of the Complaint, as against Company, and granting the part of the Motion which sought dismissal of the Complaint, in its entirety, as against ROI.

On February 18, 2025, the Company filed an Answer to the Complaint and asserted numerous affirmative defenses.

On or about July 29, 2025, the Court entered an Order (the “Consolidation and Dismissal Order”) consolidating this action with that certain action captioned Arena Investors, LP v. Milton C. Ault III and Kristine Ault, Index No. 655857/2024, pending in the Supreme Court of the State of New York, County of New York (the “Second Filed Action”). In the Consolidation and Dismissal Order, the Court also dismissed Arena’s claims in the Second Filed Action, which arise from an alleged failure to pay a redemption premium as set forth in that certain Event of Default Redemption Notice, dated November 5, 2024, that Arena transmitted to, among others, the Company.

On or about September 11, 2025, Arena filed a notice of appeal in connection with the Consolidation and Dismissal Order.

On or about September 17, 2025, Arena formally commenced such appeal (the “Appeal”).

On or about October 3, 2025, the Company and Arena executed various settlement documents.

All deadlines in the action are currently stayed through March 16, 2026, by which date the Company anticipates that a withdrawal of the Appeal and a stipulation of discontinuance, with prejudice, of the action, will both be filed.

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

The Company had accrued loss contingencies related to litigation matters of $1.3 million and $2.3 million as of September 30, 2025 and December 31, 2024, respectively.

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

Preferred Stock

Preferred stock as of September 30, 2025 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at September 30, 2025
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series B Convertible Preferred Stock	$0.001	$1,000	60,000	-	-
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	14,640,000	585,613
Series E Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	960,000	960
Series H Convertible Preferred Stock	$0.001	$1,000	100,000	4,000,000	4,000
Unallocated			18,240,000	-	-
Total			25,000,000	$87,025,000	2,296,188

Preferred stock as of December 31, 2024 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at December 31, 2024
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	8,096,000	323,835
Series E Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	-	-
Unallocated			18,400,000	-	-
Total			25,000,000	$75,521,000	2,029,450

The Company is authorized to issue 25.0 million shares of preferred stock, $0.001 par value. As of September 30, 2025, the rights, preferences, privileges and restrictions on the remaining authorized 18.2 million shares of preferred stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Issuance of Class A Common Stock pursuant to the At-the-Market Offering

On August 29, 2025, the Company entered into a sales agreement with Wilson-Davis & Co., Inc. to sell shares of the Company’s class A common stock, having an aggregate offering price of up to $125 million from time to time, through an ATM offering program. Between August 29, 2025 and September 30, 2025, the Company received gross proceeds of $38.8 million through the sale of 82.7 million shares of the Company’s class A common stock through the ATM offering.

$50.0 Million Securities Purchase Agreement for Sale of Series B Convertible Preferred Stock

On March 31, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the Company agreed to sell up to 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total purchase price of up to $50.0 million. The securities purchase agreement provides that the transaction shall be conducted through 49 separate tranche closings; however, the investor may, at its sole discretion, purchase additional shares of Series B Preferred Stock prior to the scheduled closings.

During the nine months ended September 30, 2025, the Company issued an aggregate of 23,914 shares of Series B Preferred Stock for gross proceeds of approximately $23.9 million. In addition, approximately 92 shares of Series B Preferred Stock were issued as paid-in-kind (“PIK”) dividends pursuant to the terms of the Series B Preferred Stock. In the same period, the investor converted approximately 24,006 shares of Series B Preferred Stock, including PIK shares, into shares of Class A common stock.

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

Sales of Series G Preferred Stock and Warrants

During the nine months ended September 30, 2025, the Company sold to Ault & Company an aggregate of 960 shares of Series G Convertible Preferred Stock and warrants to purchase an aggregate of 0.2 million shares of Class A common stock, for an aggregate purchase price of $1.0 million.

Series H Convertible Preferred Stock Securities Purchase Agreement with Ault & Company

On July 31, 2025, the Company entered into a securities purchase agreement (the “July 2025 SPA”) with Ault & Company, pursuant to which it agreed to sell, in one or more closings, to Ault & Company up to 100,000 shares of Series H convertible preferred stock (“Series H Preferred Stock”) for a total purchase price of up to $100.0 million. The July 2025 SPA provides that the financing may be conducted through one or more closings. During the three months ended September 30, 2025, the Company sold to Ault & Company 4,000 shares of Series H Preferred Stock for an aggregate purchase price of $4.0 million.

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

Conversions of Convertible Notes

During the nine months ended September 30, 2025, the Company issued 10.0 million shares of Class A common stock upon conversion of convertible promissory notes payable (see Note 16).

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

Because the grants are contingent upon stockholder and exchange approval, the options are not considered granted for accounting purposes as of September 30, 2025. Accordingly, no stock-based compensation expense has been recognized, and such expense will commence only once the required approvals are obtained and the grants are deemed effective under U.S. GAAP.

Distribution of Class B Common Stock

On September 22, 2025, the Company announced a planned dividend of 20 million shares of its Class B Common Stock to all holders of its Class A Common Stock and its Class B Common Stock, as well as its Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series G Convertible Preferred Stock and Series H Preferred Stock on an as-converted basis. The record date for this dividend was October 6, 2025, and the payment date was October 31, 2025.

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

Management has assessed the implications for the Company’s tax reporting obligations. The bill introduces a range of tax and economic policy changes, however the overall impact on the Company’s tax reporting is minimal and there will be no material impact on the Company’s income tax obligations.

20. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of Class A and Class B common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s Class A common stock, consisted of the following at September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Convertible preferred stock	148,340,000	7,552,000
Convertible notes	3,139,000	9,000
Warrants	639,000	429,000
Total	152,118,000	7,990,000

21. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of September 30, 2025 and 2024; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the nine months ended September 30, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$35,060,000	$-	$-	$35,060,000
Revenue, crypto assets mining	-	-	15,556,000	-	-	-	-	15,556,000
Revenue, hotel and real estate operations	-	-	1,023,000	14,425,000	-	-	-	15,448,000
Revenue, lending and trading activities	-	1,946,000	-	-	-	-	-	1,946,000
Revenue, other	5,026,000	-	-	-	29,000	3,000	2,137,000	7,195,000
Total revenue	5,026,000	1,946,000	16,579,000	14,425,000	35,089,000	3,000	2,137,000	75,205,000
Cost of revenue	2,898,000	-	20,670,000	9,652,000	22,827,000	212,000	1,271,000	57,530,000
Gross profit (loss)	2,128,000	1,946,000	(4,091,000)	4,773,000	12,262,000	(209,000)	866,000	17,675,000
Operating expenses
General and administrative	2,684,000	401,000	472,000	4,022,000	7,283,000	-	15,555,000	30,417,000
Selling and marketing	737,000	-	-	-	-	15,243,000	-	15,980,000
Research and development	336,000	-	-	-	-	1,510,000	-	1,846,000
Total operating expenses	3,757,000	401,000	472,000	4,022,000	7,283,000	16,753,000	15,555,000	48,243,000
(Loss) income from operations	$(1,629,000)	$1,545,000	$(4,563,000)	$751,000	$4,979,000	$(16,962,000)	$(14,689,000)	(30,568,000)
Other income (expense):
Interest and other income								1,958,000
Interest expense								(14,566,000)
Loss on extinguishment of debt								(3,432,000)
Gain on deconsolidation of subsidiary								12,437,000
Loss on the sale of fixed assets								(1,291,000)
Total other expense, net								(4,894,000)
Loss before income taxes								$(35,462,000)

Depreciation and amortization expense	$209,000	$-	$7,434,000	$2,355,000	$3,257,000	$62,000	$1,432,000	$14,749,000

Interest expense	$(19,000)	$-	$(4,000)	$(5,848,000)	$(1,555,000)	$(1,339,000)	$(5,801,000)	$(14,566,000)

Capital expenditures for the nine months ended September 30, 2025	$92,000	$-	$2,156,000	$411,000	$3,374,000	$43,000	$8,000	$6,084,000

Segment identifiable assets as of September 30, 2025	$2,735,000	$27,028,000	$38,036,000	$67,890,000	$41,614,000	$799,000	$63,997,000	$242,099,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended September 30, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$9,709,000	$-	$-	$9,709,000
Revenue, crypto assets mining	-	-	5,674,000	-	-	-	-	5,674,000
Revenue, hotel and real estate operations	-	-	262,000	5,899,000	-	-	-	6,161,000
Revenue, lending and trading activities	-	148,000	-	-	-	-	-	148,000
Revenue, other	1,742,000	-	-	-	-	1,000	893,000	2,636,000
Total revenue	1,742,000	148,000	5,936,000	5,899,000	9,709,000	1,000	893,000	24,328,000
Cost of revenue	1,025,000	-	6,565,000	3,523,000	6,322,000	6,000	622,000	18,063,000
Gross profit (loss)	717,000	148,000	(629,000)	2,376,000	3,387,000	(5,000)	271,000	6,265,000
Operating expenses
General and administrative	715,000	48,000	809,000	1,145,000	2,937,000	-	5,694,000	11,348,000
Selling and marketing	243,000	-	-	-	-	7,126,000	-	7,369,000
Research and development	105,000	-	-	-	-	1,500,000	-	1,605,000
Total operating expenses	1,063,000	48,000	809,000	1,145,000	2,937,000	8,626,000	5,694,000	20,322,000
(Loss) income from operations	$(346,000)	$100,000	$(1,438,000)	$1,231,000	$450,000	$(8,631,000)	$(5,423,000)	(14,057,000)
Other income (expense):
Interest and other income	-	-	-	-	-	-	-	637,000
Interest expense								(3,063,000)
Gain on extinguishment of debt								1,137,000
Gain on deconsolidation of subsidiary								2,747,000
Loss on the sale of fixed assets								(732,000)
Total other income, net								726,000
Loss before income taxes								$(13,331,000)

Depreciation and amortization expense	$170,000	$-	$2,356,000	$692,000	$1,056,000	$23,000	$475,000	$4,772,000

Interest expense	$(4,000)	$-	$(3,000)	$(1,874,000)	$(272,000)	$(907,000)	$(3,000)	$(3,063,000)

Capital expenditures for the three months ended September 30, 2025	$92,000	$-	$482,000	$248,000	$1,976,000	$6,000	$3,000	$2,807,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the nine months ended September 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$36,945,000	$-	$-	$36,945,000
Revenue, crypto assets mining	-	-	25,201,000	-	-	-	-	25,201,000
Revenue, hotel and real estate operations	-	-	725,000	13,652,000	-	-	-	14,377,000
Revenue, lending and trading activities	-	4,911,000	-	-	-	-	-	4,911,000
Revenue, other	3,751,000	-	-	-	94,000	121,000	1,819,000	5,785,000
Total revenue	3,751,000	4,911,000	25,926,000	13,652,000	37,039,000	121,000	1,819,000	87,219,000
Cost of revenue	1,950,000	495,000	26,971,000	9,633,000	24,306,000	3,000	915,000	64,273,000
Gross profit (loss)	1,801,000	4,416,000	(1,045,000)	4,019,000	12,733,000	118,000	904,000	22,946,000
Operating expenses
General and administrative	3,253,000	782,000	(479,000)	3,624,000	11,269,000	-	15,281,000	33,730,000
Selling and marketing	1,019,000	-	-	-	-	11,509,000	-	12,528,000
Research and development	310,000	-	-	-	-	4,501,000	-	4,811,000
Impairment of property and equipment	-	-	10,500,000	9,246,000	-	-	-	19,746,000
Total operating expenses	4,582,000	782,000	10,021,000	12,870,000	11,269,000	16,010,000	15,281,000	70,815,000
(Loss) income from operations	$(2,781,000)	$3,634,000	$(11,066,000)	$(8,851,000)	$1,464,000	$(15,892,000)	$(14,377,000)	(47,869,000)
Other income (expense):
Interest and other income								2,118,000
Interest expense								(18,825,000)
Gain on conversion of investment in equity securities to marketable equity securities								17,900,000
Gain on extinguishment of debt								502,000
Loss from investment in unconsolidated entity								(1,958,000)
Impairment of equity securities								(6,266,000)
Provision for loan losses, related party								(3,068,000)
Gain on the sale of fixed assets								64,000
Total other expense, net								(9,533,000)
Loss before income taxes								$(57,402,000)

Depreciation and amortization expense	$73,000	$-	$12,322,000	$2,162,000	$3,513,000	$57,000	$1,526,000	$19,653,000

Interest expense	$-	$(5,000)	$(122,000)	$(5,345,000)	$(2,693,000)	$(2,215,000)	$(8,445,000)	$(18,825,000)

Capital expenditures for the nine months ended September 30, 2024	$53,000	$-	$1,675,000	$774,000	$2,054,000	$112,000	$94,000	$4,762,000

Segment identifiable assets as of December 31, 2024	$3,050,000	$6,676,000	$35,260,000	$69,130,000	$45,524,000	$1,130,000	$59,701,000	$220,471,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended September 30, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$12,327,000	$-	$-	$12,327,000
Revenue, crypto assets mining	-	-	5,264,000	-	-	-	-	5,264,000
Revenue, hotel and real estate operations	-	-	168,000	5,512,000	-	-	-	5,680,000
Revenue, lending and trading activities	-	5,575,000	-	-	-	-	-	5,575,000
Revenue, other	1,290,000	-	-	-	26,000	54,000	845,000	2,215,000
Total revenue	1,290,000	5,575,000	5,432,000	5,512,000	12,353,000	54,000	845,000	31,061,000
Cost of revenue	614,000	495,000	9,388,000	3,498,000	8,107,000	2,000	412,000	22,516,000
Gross profit (loss)	676,000	5,080,000	(3,956,000)	2,014,000	4,246,000	52,000	433,000	8,545,000
Operating expenses
Research and development	97,000	-	-	-	-	4,501,000	-	4,598,000
Selling and marketing	326,000	-	-	-	-	4,429,000	-	4,755,000
General and administrative	1,732,000	596,000	(569,000)	1,992,000	3,732,000	-	4,513,000	11,996,000
Impairment of property and equipment	-	-	10,500,000	1,291,000	-	-	-	11,791,000
Total operating expenses	2,155,000	596,000	9,931,000	3,283,000	3,732,000	8,930,000	4,513,000	33,140,000
(Loss) income from operations	$(1,479,000)	$4,484,000	$(13,887,000)	$(1,269,000)	$514,000	$(8,878,000)	$(4,080,000)	(24,595,000)
Other income (expense):
Interest and other income								766,000
Interest expense								(7,766,000)
Loss on extinguishment of debt								(240,000)
Gain on the sale of fixed assets								32,000
Total other expense, net								(7,208,000)
Loss before income taxes								$(31,803,000)

Depreciation and amortization expense	$25,000	$-	$4,170,000	$1,771,000	$1,426,000	$19,000	$494,000	$7,905,000

Interest expense	$157,000	$3,000	$(4,000)	$(2,362,000)	$(682,000)	$328,000	$(5,206,000)	$(7,766,000)

Capital expenditures for the three months ended September 30, 2024	$-	$-	$692,000	$73,000	$1,415,000	$29,000	$24,000	$2,233,000

22. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	September 30,	December 31,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Customer A	*	*	23%	14%	21%	22%
Customer B	20%	19%	*	*	*	*
Customer C	*	10%	*	*	*	*
Customer D	11%	*	*	*	*	*

*less than 10%

23. SUBSEQUENT EVENTS

2025 ATM Offering

During the period between October 1, 2025 through November 4, 2025, the Company sold an aggregate of 172.7 million shares of Class A common stock pursuant to the 2025 ATM Offering for gross proceeds of $86.2 million.

Conversions of Convertible Notes

Between October 1, 2025 through November 17, 2025, the Company issued approximately 5.8 million shares of its Class A common stock upon the conversion of approximately $2.3 million in aggregate principal and accrued interest under its outstanding convertible notes payable.

Series B Preferred Stock

Between October 1, 2025 through November 17, 2025, the Company sold an aggregate of 8,500 shares of its Series B Convertible Preferred Stock for gross proceeds of approximately $8.5 million. In addition, during that same period, an aggregate of $5.5 million in stated value of Series B Convertible Preferred Stock was converted into approximately 13.8 million shares of the Company’s Class A common stock.

Extension of Series H Preferred Stock Purchase Agreement

On November 7, 2025, the Company and Ault & Company entered into an amendment to the Series H Convertible Preferred Stock Purchase Agreement (the “Series H SPA”) to extend its termination date. Under the amendment, the termination date will be extended to the later of (i) one year after the Company has a sufficient number of authorized shares of Class A common stock to satisfy all conversion and share-reserve requirements under the Series H SPA or (ii) December 31, 2027.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q (the “Quarterly Report”), the “Company,” “Hyperscale Data,” “we,” “us” and “our” refer to Hyperscale Data, Inc., a Delaware corporation. Hyperscale Data operates as an artificial intelligence (“AI”) data center company anchored by Bitcoin. Through its wholly owned subsidiary, Sentinum, Inc., the Company owns and operates a large-scale data center platform that integrates AI compute infrastructure with Bitcoin mining operations under a unified, parallel compute model. This hybrid architecture enables Hyperscale Data to generate compute power for enterprise AI workloads through NVIDIA graphic processing unit clusters, while also operating high-efficiency Bitcoin mining systems that contribute to the Bitcoin network and the Company’s growing digital asset treasury.

Through its other wholly owned subsidiary, Ault Capital Group, Inc. (“ACG”), the Company currently holds a portfolio of diversified businesses and strategic investments spanning commercial lending and trading, hotel operations, crane rental, AI-driven software and gaming platforms, and commercial electronics. In addition, ACG is actively engaged in extending private credit and structured finance through a licensed lending subsidiary. Hyperscale Data currently expects the divestiture of ACG (the “Divestiture”) to occur in the second quarter of 2026, though there can be no assurance that the Divestiture will be completed during such quarter. Upon the occurrence of the Divestiture, the Company would operate as a focused AI data center and Bitcoin infrastructure company.

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

On May 13, 2025, we entered into an OID-only term note agreement with an institutional investor with a principal amount of $1.4 million and an OID of $0.1 million. The maturity date of the promissory note is May 27, 2025. Mr. Ault entered into a personal guaranty agreement for the benefit of the investor.

On June 6, 2025, we entered into a settlement agreement (the “Agreement”) with our defense affiliate Gresham Worldwide, Inc. (“GIGA”) and GIGA’s senior secured lenders pursuant in its Chapter 11 bankruptcy proceedings. On August 29, 2025, the United States Bankruptcy Court for the District of Arizona confirmed GIGA’s bankruptcy plan.  Under that plan, GIGA’s senior lenders released GIGA and us in exchange for a settlement payment.  That payment was made on September 30, 2025, and it is anticipated that the plan will be effective, and GIGA will emerge from bankruptcy, on November 28, 2025.

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

On July 31, 2025, we entered into a securities purchase agreement (the “July 2025 SPA”) with Ault & Company, Inc. (“Ault & Company”), pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 100,000 shares of Series H convertible preferred stock (“Series H Preferred Stock”) for a total purchase price of up to $100.0 million. The July 2025 SPA provides that the financing may be conducted through one or more closings. As of the date of this filing, we have sold 4,000 shares of Series H Preferred Stock to Ault & Company.

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

On August 29, 2025, we entered into a sales agreement with Wilson-Davis & Co., Inc. to sell shares of our Class A common stock, having an aggregate offering price of up to $125 million from time to time, through an “at-the-market” (“ATM”) offering program. Between August 29, 2025 and November 4, 2025, we received gross proceeds of $125 million through the sale of 255.4 million shares of our Class A common stock through the ATM offering.

On September 26, 2025, Ault Lending entered into a loan and security agreement (the “Loan Agreement”) with GIGA, pursuant to which Ault Lending agreed to loan GIGA up to $10.0 million (the “Loan”), subject to the terms and conditions of the Loan Agreement. The Loan, which is evidenced by the issuance by GIGA of a15% Senior Secured Original Issue Discount Convertible Promissory Note (the “GIGA Note”) in the original principal amount of $11.0 million, was to be funded in three tranches. The first tranche, in an amount of $6.5 million, was funded on September 30, 2025, and the remaining tranches, totaling $3.5 million, are expected to be funded pursuant to the terms of the Loan Agreement. The GIGA Note, which matures on November 15, 2028, was issued as part of GIGA’s confirmed Chapter 11 plan of reorganization and is secured by substantially all of GIGA’s assets. The GIGA Note is convertible into shares of GIGA common stock at a conversion price equal to the greater of (i) $0.10 per share (the “GIGA Floor Price”), which GIGA Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) the lesser of a 5% premium to the volume weighted average price during the five trading days immediately prior to the trading day immediately preceding the date of conversion into shares of common stock or $1.00.

On November 7, 2025, we entered into an amendment to the July SPA to provide for an extension of the date on which the final closing (the “Termination Date”) may occur to the later of (i) December 31, 2027, and (ii) the date that shall be one year following the date upon which the Company has completed taking the requisite action(s) to enable it to issue shares of Class A common stock to each person holding instruments entitling such person to convert all of such convertible instrument, including but not limited to the Series H Preferred Stock, into shares of Class A common stock provided, however, that Ault & Company may extend the Termination Date for an additional ninety (90) days, by notice to the Company.

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

On June 6, 2025, we entered into a settlement agreement with GIGA and GIGA’s senior secured lenders pursuant. On August 29, 2025, the United States Bankruptcy Court for the District of Arizona confirmed GIGA’s bankruptcy plan. Under that plan, GIGA’s senior lenders released GIGA and us in exchange for a settlement payment. That payment was made on September 30, 2025, and it is anticipated that the plan will be effective, and GIGA will emerge from bankruptcy, on November 28, 2025.

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

Deconsolidation of Avalanche International Corp. (“AVLP”)

On March 28, 2025, AVLP, a majority-owned subsidiary of ours, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and we no longer maintained a controlling financial interest. Accordingly, we deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, we recognized a gain of $10.0 million, which is included in the condensed consolidated statement of operations for the nine months ended September 30, 2025. We evaluated the criteria for discontinued operations and determined that the operations of AVLP did not meet the requirements for such classification.

Deconsolidation of Eco Pack Technologies Limited (“Eco Pack”)

On April 16, 2025, Eco Pack, a majority-owned subsidiary of ours, filed a voluntary liquidation under the insolvency regulations in the UK. As a result of the filing, we no longer maintained a controlling financial interest. Accordingly, we deconsolidated Eco Pack effective as of the filing date. In connection with the deconsolidation, we recognized a loss of $0.4 million, which is included in the condensed consolidated statement of operations for the nine months ended September 30, 2025. We evaluated the criteria for discontinued operations and determined that the operations of Eco Pack did not meet the requirements for such classification.

Deconsolidation of a Subsidiary of RiskOn International, Inc. (“ROI”)

During the three months ended September 30, 2025, we recognized a gain of $2.7 million in connection with the bankruptcy proceedings for a subsidiary of ROI. We deconsolidated the subsidiary as we determined that we no longer maintained a controlling financial interest in the subsidiary. The gain recognized reflects the derecognition of the subsidiary’s remaining assets, liabilities, and equity balances. We evaluated the criteria for discontinued operations and determined that the operations of the subsidiary did not meet the requirements for such classification.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
	2025	2024
Revenue, crane operations	$9,709,000	$12,327,000
Revenue, crypto assets mining	5,674,000	5,264,000
Revenue, hotel and real estate operations	6,161,000	5,680,000
Revenue, lending and trading activities	148,000	5,575,000
Revenue, other	2,636,000	2,215,000
Total revenue	24,328,000	31,061,000
Cost of revenue, crane operations	6,322,000	7,957,000
Cost of revenue, crypto assets mining	6,565,000	9,388,000
Cost of revenue, hotel and real estate operations	3,523,000	3,498,000
Cost of revenue, lending and trading activities	-	495,000
Cost of revenue, other	1,653,000	1,178,000
Total cost of revenue	18,063,000	22,516,000
Gross profit	6,265,000	8,545,000
Operating expenses
General and administrative	11,348,000	11,996,000
Selling and marketing	7,369,000	4,755,000
Research and development	1,605,000	4,598,000
Impairment of property and equipment	-	11,791,000
Total operating expenses	20,322,000	33,140,000
Loss from operations	(14,057,000)	(24,595,000)
Other income (expense):
Interest and other income	637,000	766,000
Interest expense	(3,063,000)	(7,766,000)
Gain (loss) on extinguishment of debt	1,137,000	(240,000)
Gain on deconsolidation of subsidiary	2,747,000	-
(Loss) gain on the sale of fixed assets	(732,000)	32,000
Total other income (expense), net	726,000	(7,208,000)
Loss before income taxes	(13,331,000)	(31,803,000)
Income tax provision	251,000	52,000
Net loss from continuing operations	(13,582,000)	(31,855,000)
Net income from discontinued operations	-	2,216,000
Net loss	(13,582,000)	(29,639,000)
Net loss attributable to non-controlling interest	569,000	4,090,000
Net loss attributable to Hyperscale Data	(13,013,000)	(25,549,000)
Preferred dividends	(2,243,000)	(1,326,000)
Net loss available to common stockholders	$(15,256,000)	$(26,875,000)
Comprehensive loss
Net loss available to common stockholders	$(15,256,000)	$(26,875,000)
Other comprehensive loss
Foreign currency translation adjustment	-	(221,000)
Other comprehensive loss	-	(221,000)
Total comprehensive loss	$(15,256,000)	$(27,096,000)

Revenues

Revenues by business category for the three months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		Increase
	2025	2024	(Decrease)%
Sentinum
Revenue, crypto assets mining	$5,674,000	$5,264,000	$410,000	8%
Revenue, commercial real estate leases	262,000	168,000	94,000	56%
Energy
Revenue, crane operations	9,709,000	12,327,000	(2,618,000)	-21%
Other	-	26,000	(26,000)	-100%
AGREE	5,899,000	5,512,000	387,000	7%
TurnOnGreen	1,742,000	1,290,000	452,000	35%
Fintech
Revenue, lending and trading activities	148,000	5,575,000	(5,427,000)	-97%
Other	894,000	899,000	(5,000)	-1%
Total revenue	$24,328,000	$31,061,000	$(6,733,000)	-22%

Sentinum

Revenues from Sentinum’s crypto assets mining operations increased by $0.4 million, to $5.7 million for the three months ended September 30, 2025, compared to $5.3 million for the same period in 2024. The increase was primarily due to a $1.3 million, or 30%, increase in revenue from self-mined Bitcoin operations at Sentinum-owned and operated facilities. This increase was partially offset by the cessation of third-party hosted mining operations, which generated $0.9 million of revenue in the prior-year period but none in 2025. The increase in self-mining revenue was driven by an 88% increase in the average Bitcoin price during the three months ended September 30, 2025, compared to the same period in 2024, partially offset by a 51% increase in the average Bitcoin network difficulty level.

Energy

Energy revenues from Circle 8’s crane operations declined by $2.6 million, or 21%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease reflects a slowdown in demand from oil and gas customers, as many exploration projects were delayed or scaled back amid continued market uncertainty. Key contributing factors included fluctuations in crude oil prices, softer global demand and trade-related concerns, all of which impacted the pace of new project starts and the need for crane services.

AGREE

Revenues from AGREE’s hotel operations increased by $0.4 million, or 7%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase reflects incremental improvements in both occupancy and average daily rates, indicating continued progress in hotel performance year-over-year.

Fintech

Revenues from our lending and trading activities decreased $5.4 million to approximately $0.1 million for the three months ended September 30, 2025, compared to $5.6 million the same period in 2024. Revenues from our lending and trading activities were $5.6 million for the three months ended September 30, 2024, driven primarily by $2.6 million in realized gains from trading activities, $2.6 million in fee income, and $0.6 million in unrealized gains on investment positions.

Revenues from our trading activities for the three months ended September 30, 2025 and 2024 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

TurnOnGreen

TurnOnGreen’s revenues increased by $0.5 million, to $1.7 million for the three months ended September 30, 2025, compared to $1.2 million in the corresponding period in 2024. This rise was primarily due to sales from two new customers during the three months ended September 30, 2025.

Other

Other revenues were relatively consistent year-over-year, totaling $0.9 million for both the three months ended September 30, 2025 and 2024.

Gross Margins

Gross margins decreased to 26% for the three months ended September 30, 2025, compared to 28% for the three months ended September 30, 2024. The decline was primarily driven by unfavorable margins from our crypto asset mining activities, partially offset by favorable contributions from our lending and trading activities. Excluding the effects of margin from our mining, lending, and trading activities adjusted gross margins for each of the three months ended September 30, 2025 and 2024 would have been 38%.

Research and Development

Research and development expenses decreased by $3.0 million for the three months ended September 30, 2025, due to decreased expenditures related to development work on ROI’s Bitnile social gaming platform.

Selling and Marketing

Selling and marketing expenses were $7.4 million for the three months ended September 30, 2025, compared to $4.8 million for the three months ended September 30, 2024, an increase of $2.6 million, or 55%. The increase was primarily the result of an increase in sales and marketing expenses at ROI from higher advertising and promotion costs.

General and Administrative

General and administrative expenses were $11.3 million for the three months ended September 30, 2025, compared to $12.0 million for the same period in 2024, representing a decrease of $0.6 million, or 5%. The decrease was primarily driven by the deconsolidation of AVLP and Eco Pack, the completion and wind-down of Ault Disruptive Technologies Corporation (“Ault Disruptive”) following the full redemption of its public shares.

Impairment of Property and Equipment

During the three months ended September 30, 2024, due to increases in the Bitcoin mining difficulty level, which compounded the impact of the Bitcoin halving event that occurred earlier in 2024, we concluded that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of our miners to be less than their net carrying value as of September 30, 2024, and an impairment charge of $10.5 million was recognized, decreasing the net carrying value of our crypto assets mining equipment to their estimated fair value.

In addition, we recorded $1.2 million in impairment charges related to real estate assets of AGREE during the three months ended September 30, 2024.

Other Income (Expense), Net

Other income, net was $0.7 million for the three months ended September 30, 2025, compared to other expense, net of $7.2 million for the three months ended September 30, 2024.

Interest and other income totaled $0.6 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively.

Interest expense totaled $3.1 million for the three months ended September 30, 2025, compared to $7.8 million for the same period in 2024. Interest expense is lower due to lower debt balances as well as lower forbearance fees and amortization of debt discount.

During the three months ended September 30, 2025, we recognized a gain of $2.7 million in connection with the bankruptcy proceedings for a subsidiary of ROI. We deconsolidated the subsidiary as we determined that we no longer maintained a controlling financial interest in the subsidiary. The gain recognized reflects the derecognition of the subsidiary’s remaining assets, liabilities, and equity balances.

During the three months ended September 30, 2025, we recognized a gain on extinguishment of debt of $1.1 million related to the pay-off of an ROI note payable.

During the three months ended September 30, 2025, we recognized a loss on the sale of fixed assets of $0.7 million in connection with the sale of equipment at Circle 8.

Income Tax Provision

Our effective tax rate from continuing operations was a provision of 1.9% for the three months ended September 30, 2025, compared to 0.2% for the same period in 2024. We recorded an income tax provision of $0.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
	2025	2024
Revenue, crane operations	$35,060,000	$36,945,000
Revenue, crypto assets mining	15,556,000	25,201,000
Revenue, hotel and real estate operations	15,448,000	14,377,000
Revenue, lending and trading activities	1,946,000	4,911,000
Revenue, other	7,195,000	5,785,000
Total revenue	75,205,000	87,219,000
Cost of revenue, crane operations	22,710,000	23,704,000
Cost of revenue, crypto assets mining	20,670,000	26,971,000
Cost of revenue, hotel and real estate operations	9,652,000	9,633,000
Cost of revenue, lending and trading activities	-	495,000
Cost of revenue, other	4,498,000	3,470,000
Total cost of revenue	57,530,000	64,273,000
Gross profit	17,675,000	22,946,000
Operating expenses
General and administrative	30,417,000	33,730,000
Selling and marketing	15,980,000	12,528,000
Research and development	1,846,000	4,811,000
Impairment of property and equipment	-	19,746,000
Total operating expenses	48,243,000	70,815,000
Loss from operations	(30,568,000)	(47,869,000)
Other income (expense):
Interest and other income	1,958,000	2,118,000
Interest expense	(14,566,000)	(18,825,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	17,900,000
(Loss) gain on extinguishment of debt	(3,432,000)	502,000
Loss from investment in unconsolidated entity	-	(1,958,000)
Impairment of equity securities	-	(6,266,000)
Gain on deconsolidation of subsidiary	12,437,000	-
Provision for loan losses, related party	-	(3,068,000)
(Loss) gain on the sale of fixed assets	(1,291,000)	64,000
Total other expense, net	(4,894,000)	(9,533,000)
Loss before income taxes	(35,462,000)	(57,402,000)
Income tax provision	181,000	47,000
Net loss from continuing operations	(35,643,000)	(57,449,000)
Net loss from discontinued operations	-	(779,000)
Net loss	(35,643,000)	(58,228,000)
Net loss (income) attributable to non-controlling interest	(626,000)	2,469,000
Net loss attributable to Hyperscale Data	(36,269,000)	(55,759,000)
Preferred dividends	(6,424,000)	(3,894,000)
Net loss available to common stockholders	$(42,693,000)	$(59,653,000)
Comprehensive loss
Net loss available to common stockholders	$(42,693,000)	$(59,653,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	6,000	(621,000)
Other comprehensive income (loss)	6,000	(621,000)
Total comprehensive loss	$(42,687,000)	$(60,274,000)

Revenues

Revenues by business category for the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)%
Sentinum
Revenue, crypto assets mining	$15,556,000	$25,201,000	$(9,645,000)	-38%
Revenue, commercial real estate leases	1,023,000	725,000	298,000	41%
Energy
Revenue, crane operations	35,060,000	36,945,000	(1,885,000)	-5%
Other	29,000	94,000	(65,000)	-69%
AGREE	14,425,000	13,652,000	773,000	6%
TurnOnGreen	5,026,000	3,751,000	1,275,000	34%
Fintech
Revenue, lending and trading activities	1,946,000	4,911,000	(2,965,000)	-60%
Other	2,140,000	1,940,000	200,000	10%
Total revenue	$75,205,000	$87,219,000	$(12,014,000)	-14%

Sentinum

Revenues from Sentinum’s crypto assets mining operations decreased $9.6 million to $15.6 million for the nine months ended September 30, 2025, compared to $25.2 million for the nine months ended September 30, 2024. The decrease was due primarily to a $4.0 million decline in revenue from mined crypto assets at Sentinum owned and operated facilities coupled with a $5.6 million decline in revenue from Sentinum crypto mining equipment hosted at third-party facilities. The $4.0 million decrease in revenue from mined crypto assets at Sentinum owned and operated facilities was due to the April 2024 Bitcoin halving event that occurred on the Bitcoin network and a 45% increase in the average Bitcoin mining difficulty level, partially offset by a 70% increase in the average Bitcoin price for the nine months ended September 30, 2025, compared to the corresponding period in 2024. No revenue was generated from third-party hosted mining operations in 2025.

Energy

Energy revenues from Circle 8’s crane operations declined by $1.9 million, or 5%, for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease reflects a slowdown in demand from oil and gas customers, as many exploration projects were delayed or scaled back amid continued market uncertainty. Key contributing factors included fluctuations in crude oil prices, softer global demand and trade-related concerns, all of which impacted the pace of new project starts and the need for crane services.

AGREE

Revenues from AGREE’s hotel operations increased by $0.8 million, or 6%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase reflects incremental improvements in both occupancy and average daily rates, indicating continued progress in hotel performance year-over-year.

Fintech

Revenues from our lending and trading activities decreased $3.0 million to approximately $1.9 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to lower realized gains from trading activities and a reduction in fee-generating transactions during the current period. Revenues for the nine months ended September 30, 2025, included a $1.5 million realized gain from the sale of an investment in other equity securities and $0.3 million in fee income, compared to $2.5 million in realized gains from trading activities and $2.3 million in fee income during the nine months ended September 30, 2024.

Revenues from our trading activities for the nine months ended September 30, 2025 and 2024 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

TurnOnGreen

TurnOnGreen’s revenues increased by $1.3 million, to $5.0 million for the nine months ended September 30, 2025, compared to $3.8 million in the corresponding period in 2024. This increase was primarily due to higher sales from two new customers during the nine months ended September 30, 2025.

Other

Other revenues increased by $0.2 million, to $2.1 million for the nine months ended September 30, 2025, compared to $1.9 million in the corresponding period in 2024. This increase was primarily due to higher corporate aircraft charter revenue from third parties.

Gross Margins

Gross margins decreased to 24% for the nine months ended September 30, 2025, compared to 26% for the same period in 2024. The decline was primarily driven by unfavorable margins from our crypto asset mining operations, partially offset by favorable contributions from our lending and trading activities. Excluding the impact of lending and trading activities and crypto asset mining, adjusted gross margins for the nine months ended September 30, 2025 and 2024 would have been 36% for both periods.

Research and Development

Research and development expenses decreased by $3.0 million for the nine months ended September 30, 2025, due to decreased expenditures related to development work on ROI’s Bitnile social gaming platform.

Selling and Marketing

Selling and marketing expenses were $16.0 million for the nine months ended September 30, 2025, compared to $12.5 million for the nine months ended September 30, 2024, an increase of $3.5 million, or 28%. The increase was primarily the result of an increase in sales and marketing expenses at ROI from higher advertising and promotion costs.

General and Administrative

General and administrative expenses were $30.4 million for the nine months ended September 30, 2025, compared to $33.7 million for the nine months ended September 30, 2024, a decrease of $3.3 million. The decrease was primarily driven by the deconsolidation of AVLP and Eco Pack, the completion and wind-down of Ault Disruptive following the full redemption of its public shares, lower salaries and benefits, lower performance-based bonuses at Ault Lending and a reduction in stock-based compensation expense.

Impairment of Property and Equipment

During the three months ended September 30, 2024, due to increases in the Bitcoin mining difficulty level, which compounded the impact of the Bitcoin halving event that occurred earlier in 2024, we concluded that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of our miners to be less than their net carrying value as of September 30, 2024, and an impairment charge of $10.5 million was recognized, decreasing the net carrying value of our crypto assets mining equipment to their estimated fair value.

On April 30, 2024, we had a change in plan of sale for our four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the determination not to sell. In connection with this change in plan of sale, we recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $9.2 million during the nine months ended September 30, 2024. The fair values of property and equipment related to the real estate assets of AGREE were based on a discounted cash flow income approach for the hotel properties and a comparable sales market approach for the vacant land assets.

Other Expense, Net

Other expense, net was $4.9 million and $9.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest and other income totaled $2.0 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest expense totaled $14.6 million for the nine months ended September 30, 2025, compared to $18.8 million for the same period in 2024. Interest expense is lower due to lower debt balances as well as lower forbearance fees and amortization of debt discount.

For the nine months ended September 30, 2024, we recognized a noncash gain of $17.9 million related to the conversion of White River common stock by ROI into marketable equity securities. During the period, ROI transferred 6.7 million shares of White River common stock with a fair value of $19.2 million at the date of transfer. In connection with these transfers, ROI converted a portion of its White River Series A convertible preferred stock into common stock. No such gains were recognized during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, we recognized a total net loss on extinguishment of convertible notes of $3.4 million. This amount includes:

•	A loss of $2.6 million was recognized in connection with the February 25, 2025 issuance of an amended and restated forbearance agreement with an institutional investor. As part of this agreement, we issued an amended and restated convertible promissory note (the “A&R Forbearance Note”) with a principal amount of $3.5 million. The A&R Forbearance Note was determined to be substantially different from the original note due to significant modifications, including an increased principal balance and the addition of a conversion feature. Accordingly, the original note was derecognized, and extinguishment accounting was applied. The $2.6 million loss reflects the excess of the value of the A&R Forbearance Note over the net carrying amount of the original note;

•	A loss of $1.3 million related to a convertible promissory note issued on March 21, 2025. Although the principal of the new note matched the principal and accrued interest of the exchanged notes, the combined fair value of the new note and its embedded derivative exceeded the carrying amount of the original instruments. Accordingly, a $1.3 million loss on extinguishment was recognized;

•	A loss of $1.0 million related to a convertible promissory note issued on March 14, 2025. Although the principal amount of the new note equaled the aggregate principal and accrued interest of the notes exchanged, the fair value of the new note, including the embedded derivative liability, exceeded the carrying amount of the original notes. As a result, a loss on extinguishment of $1.0 million was recognized; and

•	A gain of $0.3 million resulting from the conversion of $0.7 million of convertible notes into 0.2 million shares of Class A common stock, which had a fair value of $0.4 million at the time of conversion.

During the nine months ended September 30, 2024, the holder of ROI convertible notes converted $2.3 million of their senior secured convertible notes that had a fair value of $0.9 million at the time of conversion and recognized a $1.4 million gain on extinguishment of debt. During the three months ended September 30, 2024, holders of our convertible notes converted $2.0 million of convertible notes that had a fair value of $2.7 million at the time of conversion and recognized a $0.7 million loss on extinguishment of debt.

During the three months ended September 30, 2025, we recognized a gain on extinguishment of debt of $1.1 million related to the pay-off of an ROI note payable.

Loss from investment in unconsolidated entity was $1.3 million for the nine months ended September 30, 2024, representing our share of losses from our equity method investment in Algorhythm Holdings, Inc.

On March 28, 2025, AVLP, formerly a majority-owned subsidiary of ours, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and we no longer maintained a controlling financial interest. Accordingly, we deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, we recognized a gain of $10.0 million, which is included in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

On April 16, 2025, Eco Pack, formerly a majority-owned subsidiary of ours, filed a voluntary liquidation under the insolvency regulations in the UK. As a result of the filing, we no longer maintained a controlling financial interest. Accordingly, we deconsolidated Eco Pack effective as of the filing date. In connection with the deconsolidation, we recognized a loss of $0.4 million, which is included in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

During the three months ended September 30, 2025, we recognized a gain of $2.7 million in connection with the bankruptcy proceedings for a subsidiary of ROI. We deconsolidated the subsidiary as we determined that we no longer maintained a controlling financial interest in the subsidiary. The gain recognized reflects the derecognition of the subsidiary’s remaining assets, liabilities, and equity balances.

Cumulative downward adjustments for impairments for our equity securities without readily determinable fair values held at were $6.3 million for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, we recorded a $3.1 million loan loss reserve related to the promissory note from Ault & Company due to uncertainties surrounding collection. The reserve was recorded within provision for loan losses – related party.

Income Tax Provision

Our effective tax rate from continuing operations was a provision of 0.5% for the nine months ended September 30, 2025, compared to 0.1% for the same period in 2024. We recorded an income tax provision of $0.2 million and $47,000 for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $24.8 million, excluding restricted cash of $22.8 million, compared to $4.5 million in cash and cash equivalents, excluding $20.5 million in restricted cash, as of December 31, 2024. The increase in cash and cash equivalents was primarily driven by cash inflows from financing activities, including the sale of common stock, preferred stock and proceeds from notes payable and convertible notes. These inflows were partially offset by cash used in operating activities, debt repayments and purchases of property and equipment.

Net cash used in operating activities totaled $24.8 million for the nine months ended September 30, 2025, compared to $10.2 million for the nine months ended September 30, 2024. Cash used in operating activities for the nine months ended September 30, 2025 included $13.1 million proceeds from the sale of crypto assets from our Sentinum crypto assets mining operations and $4.0 million proceeds from the sale of an investment in equity securities, offset by operating losses and changes in working capital. Net cash used in operating activities for the nine months ended September 30, 2024 included $6.4 million cash used in operating activities from discontinued operations.

Net cash used in investing activities was $12.9 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of $11.8 million for the nine months ended September 30, 2024. Net cash used in investing activities for the nine months ended September 30, 2025 included:

•	$7.6 million investments in notes receivable, related party, offset by $2.5 million collections of notes receivable, related party;

•	$6.1 million capital expenditures;

•	$4.2 million purchases of crypto assets;

•	$1.5 million investments in loans receivable;

•	$2.4 million proceeds from the sale of fixed assets; and

•	$1.3 million proceeds from the sale of investments in common stock, related party.

Net cash used in investing activities for the nine months ended September 30, 2024 included $3.8 million cash provided by investing activities from discontinued operations.

Net cash provided by financing activities was $60.4 million for the nine months ended September 30, 2025, compared to $22.6 million for the nine months ended September 30, 2024, and primarily reflects the following transactions:

•	$37.6 million net proceeds from the sale of Class A common stock;

•	$23.9 million gross proceeds from sales of Series B preferred stock;

•	$5.2 million gross proceeds from convertible notes payable, offset by $3.5 million payments on convertible notes payable;

•	$5.0 million gross proceeds from sales of Series G preferred stock and Series H preferred stock, related party.

•	$3.5 million gross proceeds from sales of Series D preferred stock;

•	$49.5 million payments on notes payable, offset by $41.1 million gross proceeds from notes payable; and

•	$6.3 million payments of preferred dividends.

Net cash provided by financing activities for the nine months ended September 30, 2024 included $2.6 million cash provided by financing activities from discontinued operations.

Financing Transactions Subsequent to September 30, 2025

Sales of Series B Convertible Preferred Stock

From October 1, 2025 through November 17, 2025, we sold a total of 8,500 shares of our Series B convertible preferred stock for cash totaling $8.5 million.

Issuance of Class A Common Stock pursuant to the ATM Offering

From October 1, 2025 through November 4, 2025, we received gross proceeds of $86.2 million through the sale of 172.7 million shares of our Class A common stock through the ATM offering.

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the fiscal quarter ended September 30, 2025, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Arena Litigation

On May 30, 2024, Arena Investors LP (“Arena”), in its capacity as collateral agent for five noteholders, filed a filed a Complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and ROI, in an action captioned Arena Investors LP v. Ault Alliance, Inc. and RiskOn International, Inc., Index No. 652792/2024.

The Complaint asserts a cause of action for breach of contract against the Company based on a Guaranty, dated April 27, 2023, and entered into, amongst others, the Company and Arena, and seeks damages in and amount in excess of $3,750,000, plus interest, attorneys’ fees, costs, expenses, and disbursements.

The Complaint also asserts a cause of action for breach of contract against ROI based on an alleged breach of that certain Security Agreement, dated April 27, 2023, and entered into among ROI and Arena. In connection with this cause of action, Arena seeks, among other things, costs and expenses from the Company and ROI.

On July 31, 2024, the Company and ROI filed a motion to dismiss (the “Motion”) seeking to partially dismiss the Complaint, as against the Company, and to dismiss the Compliant, in its entirety, as against ROI.

On or about January 21, 2025, the Court entered an Order denying the part of the Motion which sought partial dismissal of the Complaint, as against Company, and granting the part of the Motion which sought dismissal of the Complaint, in its entirety, as against ROI.

On February 18, 2025, the Company filed an Answer to the Complaint and asserted numerous affirmative defenses.

On or about July 29, 2025, the Court entered an Order (the “Consolidation and Dismissal Order”) consolidating this action with that certain action captioned Arena Investors, LP v. Milton C. Ault III and Kristine Ault, Index No. 655857/2024, pending in the Supreme Court of the State of New York, County of New York (the “Second Filed Action”). In the Consolidation and Dismissal Order, the Court also dismissed Arena’s claims in the Second Filed Action, which arise from an alleged failure to pay a redemption premium as set forth in that certain Event of Default Redemption Notice, dated November 5, 2024, that Arena transmitted to, among others, the Company.

On or about September 11, 2025, Arena filed a notice of appeal in connection with the Consolidation and Dismissal Order.

On or about September 17, 2025, Arena formally commenced such appeal (the “Appeal”).

On or about October 3, 2025, the Company and Arena executed various settlement documents.

All deadlines in the action are currently stayed through March 16, 2026, by which date the Company anticipates that a withdrawal of the Appeal and a stipulation of discontinuance, with prejudice, of the action, will both be filed.

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

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.

3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
3.19	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2024 and effective September 10, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on September 6, 2024 as Exhibit 3.1 thereto.
3.20	Certificate of Designation, Preferences and Rights relating to the 10.00% Series E Cumulative Redeemable Perpetual Preferred Stock, dated November 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 12, 2024 as Exhibit 3.1 thereto.
3.21	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 20, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on November 20, 2024 as Exhibit 3.1 thereto.
3.22	Certificate of Designation, Preferences and Rights relating to the Series F Exchangeable Preferred Stock, dated November 22, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2024 as Exhibit 3.1 thereto.
3.23	Form of Certificate of Designation of Preferences, Rights and Limitations of Series G Cumulative Preferred Stock, dated December 21, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on December 23, 2024 as Exhibit 4.1 thereto.

3.24	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 5, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on February 10, 2025 as Exhibit 3.1 thereto.
3.25	Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Preferred Stock, dated March 31, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 3.1 thereto.
3.26	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 23, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 25, 2025 as Exhibit 3.1 thereto.
3.27	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on August 27, 2025 as Exhibit 3.1 thereto.
10.1	Securities Purchase Agreement, dated July 31, 2025. Incorporated by reference to the Current Report on Form 8-K filed on August 1, 2025 as Exhibit 10.1 thereto.
10.2	At-the-Market Issuance Sales Agreement, dated August 29, 2025, with Wilson-Davis & Co., Inc. Incorporated by reference to the Current Report on Form 8-K filed on August 29, 2025 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 17, 2025

HYPERSCALE DATA, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

