Form 10-K
period 2025-12-31
Hyperscale Data, Inc.
filed 2026-04-15
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $12.1 million based on the closing sale price on June 30, 2025 as reported on the NYSE American of $1.40. Shares of the registrant’s Class A common stock held by executive officers, directors or 10% beneficial owners and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

At April 12, 2026, the registrant had outstanding 415,241,090 shares of Class A common stock and 24,153,459 shares of Class B common stock.

Documents incorporated by reference: None

HYPERSCALE DATA, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date that this Annual Report is filed to confirm these statements to actual results, unless required by law.

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

•	We will need to raise additional capital to fund our operations in furtherance of our business plan.

•	We have an evolving business model, which increases the complexity of our business.

•	Our Bitcoin mining operations present a number of risks, which are delineated in the Risk Factors section.

•	We are highly reliant on the price of Bitcoin and the level of demand for, and financial performance of, Bitcoin.

•	Our holding company model presents certain additional risks, which are delineated in the Risk factors section.

•	Our growth strategy is subject to a significant degree of risk.

•	We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

•	If we fail to anticipate and adequately respond to rapid technological changes in our industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

•	We are subject to risks related to governmental regulation and enforcement with respect to Bitcoin mining, including:

◦	Regulatory changes or actions may restrict the use of Bitcoin or the operation of the Bitcoin network in a manner that adversely affects an investment in our securities;

◦	Due to the unregulated nature and lack of transparency surrounding the operations of many Bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our Bitcoin;

◦	If regulatory changes or interpretations require the regulation of Bitcoin under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Act”) by the SEC, we may be required to register and comply with such regulations. To the extent we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. This would likely have a material adverse effect on us and investors may lose their investment; and

◦	Changing environmental regulation and public energy policy may expose our business to new risks.

•	We may be significantly impacted by developments and changes in laws and regulations, including increased regulation of the industry in which we operate through legislative action and revised rules and standards applied by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act.

•	If we do not continue to satisfy the NYSE American continued listing requirements, our securities could be delisted from NYSE American.

•	Our Class A common stock and Series D Preferred Stock prices are volatile.

PART I

ITEM 1.	BUSINESS

Company Overview

Hyperscale Data, Inc., a Delaware corporation (the “Company,” “we,” “us,” “our company” or similar terminology) was incorporated in September 2017. Through our wholly and majority owned subsidiaries and strategic investments, we own and/or operate data centers at which we mine Bitcoin and offer colocation and hosting services for the emerging artificial intelligence (“AI”) ecosystems and other industries as well as provide mission-critical products that support a diverse range of industries, including an AI software platform, equipment rental services, defense/aerospace, industrial, automotive, medical/biopharma and hotel operations. Our direct and indirect wholly owned subsidiaries include:

•	Sentinum, Inc. (“Sentinum”),

•	Alliance Cloud Services, LLC (“ACS”);

•	BNI Montana, LLC (“BNI Montana”); and

•	Omnipresent Robotics, LLC (“Omnipresent”).

We own Ault Capital Group, Inc. (“Ault Capital”), which either wholly owns or has a direct controlling interest in, among other entities:

•	Ault Lending, LLC (“Ault Lending”);

•	Gresham Worldwide, Inc. (“Gresham”), which wholly owns Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”) and Giga-tronics Incorporated (“GIGA”) and holds a controlling interest in Microphase Corporation (“Microphase”);

•	Ault Markets, Inc., which wholly owns Ault DAO LLC, the Wyoming limited liability company that serves as the legal and corporate entity of record for the Ault DAO, which operates the Ault Blockchain network;

•	RiskOn International, Inc. (“ROI”), which wholly owns BitNile.com, Inc. (“BNC”);

•	askROI, Inc. (“askROI”);

•	Ault Global Real Estate Equities, Inc. (“AGREE”);

•	Ault Aviation, LLC (“Ault Aviation”);

•	Circle 8 Holdco LLC (“Circle 8 Holdco”), which wholly owns Circle 8 Crane Services, LLC (“Circle 8”); and

•	TurnOnGreen, Inc. (“TurnOnGreen”), which wholly owns TOG Technologies, Inc. (“TOG Technologies”) and Digital Power Corporation (“Digital Power”).

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

We currently have the following reportable segments, though it should be noted that we are in the process of transitioning our data centers away from Bitcoin mining to operations dedicated to high-performance computing (“HPC”) and AI purposes:

•	Sentinum: crypto asset mining operations, colocation and hosting services for emerging AI ecosystems and other industries, and our digital asset treasury activities;

•	Energy and Infrastructure (“Energy”): crane rental and lifting solutions provider for oilfield, construction, commercial and infrastructure markets through Circle 8;

•	AGREE: hotel operations and other commercial real estate holdings;

•	Gresham: defense solutions with operations conducted by Enertec, Relec, Microphase and Giga-tronics;

•	TurnOnGreen: commercial electronics solutions with operations conducted by Digital Power, and electric vehicle (“EV”) charging solutions through TOG Technologies.

•	Technology and Finance (“Fintech”): commercial lending and trading through Ault Lending; and

•	ROI: includes askROI, which operates OnlyBulls, a consumer-facing financial research and market intelligence platform developed and operated by askROI as well as ROI’s own operations, which includes its ownership of 100% of Bitnile.com, which is engaged in the development of an online predictions market platform.

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

On December 16, 2024, we completed the distribution of approximately 5.0 million shares of our Class B common stock (the “Class B Common Stock”) to all holders of our Class A Common Stock and Series C Convertible Preferred Stock on an as-converted basis. There is currently no public trading market for the Class B Common Stock. While we may seek to have the Class B Common Stock listed for trading on the NYSE American within the foreseeable future, there can be no assurance when, or if, such a listing will occur. The Class B Common Stock is identical to the currently outstanding Class A Common Stock, with the exception that each such share carries 10 times the voting power of a share of Class A Common Stock. The Class B Common Stock is convertible at any time into Class A Common Stock on a one-for-one basis.

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

On December 23, 2024, we completed the distribution of 1.0 million shares of our Series F Exchangeable Preferred Stock (“Series F Preferred Stock”) to holders of Class A Common Stock and Series C Convertible Preferred Stock on an as-converted basis. The Series F Preferred Stock has a $1.00 liquidation preference and does not pay a dividend. Each share of Series F Preferred Stock will be exchangeable, at the option of its holder, for (i) 10 shares of Class A Common Stock of Ault Capital and (ii) five shares of Class B Common Stock of Ault Capital, at any time beginning on the later of (A) one year after issuance of the Series F Preferred Stock and (B) the date of the registration under the Securities Act of all of the foregoing shares of Ault Capital Class A Common Stock and Ault Capital Class B Common Stock. Once the Series F Preferred Stock has been exchanged into shares of Ault Capital Class A Common Stock and Class B Common Stock, our sole business will be our ownership of (i) Sentinum, through which we operate our Bitcoin mining business as well as its HPC and AI operations and hold our digital assets and (ii) Omnipresent, through which we are focused on the development, deployment, and commercialization of advanced robotics systems, AI and data-driven automation technologies.

In December 2024, pursuant to the November 2023 SPA we entered into with Ault & Company, Inc. (“Ault & Company”), we sold an aggregate of 3,020 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 25,509 shares of Class A Common Stock to Ault & Company, for an aggregate purchase price of $3.0 million. As of the date of this Annual Report, Ault & Company has purchased an aggregate of 50,000 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 422,337 shares of Class A Common Stock, for an aggregate purchase price of $50.0 million.

On December 13, 2024 (the “Closing Date”), Third Avenue Apartments LLC (“Third Avenue”), which was a subsidiary of AGREE, completed the sale of its real property located at the southeast corner of 5th Street North and 3rd Avenue North in St. Petersburg, Florida (the “Property”). The Property was sold on the Closing Date to Cats Mirror Lake, LLC (the “Buyer”) pursuant to a contract of sale, as amended, entered into by Third Avenue and the Buyer. The sale price for the property was $13.0 million. In February 2025, Third Avenue filed a certificate of elimination with the Delaware Secretary of State.

On December 21, 2024, we entered into a securities purchase agreement (the “December 2024 SPA”) with Ault & Company, pursuant to which we agreed to sell to Ault & Company, in one or more closings, up to 25,000 shares of Series G convertible preferred stock (“Series G Preferred Stock”) and warrants to purchase up to 4.2 million shares of Class A Common Stock (the “Series G Warrants”) for a total purchase price of up to $25.0 million. The December 2024 SPA provides that the financing may be conducted through one or more closings. Through the date of this Annual Report, pursuant to the December 2024 SPA, we have sold to Ault & Company 960 shares of Series G Preferred Stock and Series G Warrants to purchase 162,217 shares of Class A Common Stock, for a purchase price of $1.0 million.

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

On February 5, 2025, we entered into an exchange agreement with an institutional investor (“Orchid”), pursuant to which we issued to the investor a convertible promissory note in the principal face amount of $1.9 million (the “February 2025 Convertible Note”), in exchange for the cancellation of an outstanding term note we issued to the investor in April 2024. That note had an outstanding principal amount and accrued but unpaid interest of $1.9 million. The February 2025 Convertible Note accrued interest at the rate of 15% per annum, unless an event of default (as defined in the February 2025 Convertible Note) occurs, at which time the February 2025 Convertible Note would accrue interest at 18% per annum. The February 2025 Convertible Note was to mature on May 5, 2025. The February 2025 Convertible Note was convertible into shares of Class A Common Stock at a fixed conversion price of $4.00 per share. The February 2025 Convertible Note was exchanged for the Orchid Exchange Note, as defined below.

On March 14, 2025, we entered into an exchange agreement with Orchid Finance LLC pursuant to which we issued to Orchid a promissory note (the “Orchid Exchange Note”) in the amount of $4.2 million in exchange for the cancellation of (i) a term note issued by us on May 16, 2024, with outstanding principal and accrued but unpaid interest of $0.7 million, (ii) a term note issued by us on May 20, 2024, with outstanding principal and accrued but unpaid interest of $1.5 million, and (iii) the February 2025 Convertible Note issued by us on February 5, 2025, with outstanding principal and accrued but unpaid interest of $2.0 million. Between March 28, 2025 and July 9, 2025, we issued 3.7 million shares of Class A Common Stock valued at $4.4 million in payment of all principal and accrued interest on the Orchid Exchange Note.

On March 21, 2025, we entered into an exchange agreement pursuant to which we issued to SJC Lending LLC a convertible note in the amount of $4.9 million in exchange for the cancellation of (i) a term note issued by us on January 14, 2025, with outstanding principal and accrued but unpaid interest of $2.6 million, (ii) a promissory note issued by us on March 7, 2025, with outstanding principal and accrued but unpaid interest of $0.5 million, (iii) a promissory note issued by us on March 12, 2025, with outstanding principal and accrued but unpaid interest of $1.5 million, and (iv) a promissory note issued by us on March 13, 2025, with outstanding principal and accrued but unpaid interest of $0.3 million.

On March 28, 2025, our majority owned subsidiary, Avalanche International Corp. (“AVLP”), filed a petition for liquidation under Chapter 7 of the bankruptcy laws. The filing placed AVLP under the control of the bankruptcy court, which oversaw its liquidation. As a result, AVLP is no longer a subsidiary of ours.

On March 31, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which we agreed to sell up to 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total purchase price of up to $50.0 million. The securities purchase agreement provides that the transaction shall be conducted through 49 separate tranche closings, provided, however, that the investor has the ability, exercisable in its sole discretion, to purchase any number of shares of Series B Preferred Stock prior to the dates of the tranche closings provided for in the securities purchase agreement. The initial tranche closing occurred on May 21, 2025, which consisted of the sale and issuance to the investor of 2,000 shares of Series B Preferred Stock for an aggregate of $2.0 million. The investor has purchased an additional 30,414 shares of Series B Preferred Stock through the date of this Annual Report. Of such 32,414 shares of Series B Preferred Stock, the investor has converted approximately 29,506.22 shares of Series B Preferred Stock into 50.3 million shares of Class A Common Stock as of the date of this Annual Report. Pursuant to the securities purchase agreement, provided certain closing conditions have been met, the investor shall purchase up to an aggregate of 4,800 shares of Series B Preferred Stock, with the investor being required to purchase 100 shares per month. As of the date of this Annual Report, purchases by the investor have not been made in accordance with the contractual monthly purchase schedule set forth in the securities purchase agreement. The Company continues to assess the status of the arrangement and its rights thereunder.

Each share of Series B Preferred Stock has a stated value of $1,000 and is convertible into shares of Class A Common Stock at a conversion price equal to the greater of (i) $0.40 per share (the “Floor Price”), which Floor Price shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) 75% of the lowest VWAP (as defined in the note) of our Class A Common Stock on any trading day during the five trading days immediately prior to the date of conversion into shares of Class A Common Stock, but not greater than $10.00 per share (the “Maximum Price”), which Maximum Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

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

On April 1, 2025, we issued to an accredited investor a convertible promissory note in the principal face amount of $1.65 million in consideration for an advance we received of $1.5 million. The note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the note) occurs, at which time the note would accrue interest at 18% per annum. The note will mature on September 30, 2025. The note is convertible into shares of Class A Common Stock at a conversion price equal to the greater of (i) the Floor Price and (ii) the lesser of 75% of the VWAP (as defined in the note) of the Class A Common Stock during the five trading days immediately prior to (A) the date of issuance of the note or (B) the date of conversion into shares of Class A Common Stock. During July 2025, we issued 920,265 shares of Class A Common Stock valued at $0.7 million and during August 2025 we paid $1.0 million in payment of all principal and accrued interest on the note.

On April 8, 2025, we issued to an accredited investor a convertible promissory note in the principal face amount of $110,000 in consideration for $100,000. The note accrues interest at the rate of 15% per annum, unless an event of default (as defined in the note) occurs, at which time the note would accrue interest at 18% per annum. The note will mature on September 30, 2025. The note is convertible into shares of Class A Common Stock at a conversion price equal to the greater of (i) $0.45 and (ii) the lesser of (A) 75% of the VWAP (as defined in the note) of the Class A Common Stock during the five trading days immediately prior to the date of issuance of the note or (B) 75% of the lowest daily VWAP of the Class A Common Stock during the five trading days immediately prior to the date of conversion into shares of Class A Common Stock. On June 16, 2025, we issued 60,526 shares of Class A Common Stock in payment of all principal and accrued interest.

On April 15, 2025, we issued to two accredited investors convertible promissory notes in the aggregate principal face amount of $5.0 million in aggregate gross consideration of $4 million in cash paid by the investors, prior to placement agent fees and expenses of approximately $0.5 million. The notes were issued with an OID of 20%, or $1 million. The notes do not accrue interest unless an event of default (as defined in the notes) occurs, at which time the notes would accrue interest at 20% per annum. The notes matured on September 30, 2025. The notes were convertible into shares of Class A Common Stock at a conversion price equal to the greater of (i) $0.40 and (ii) 80% of the lowest closing price of the Class A Common Stock during the five trading days immediately prior to the date of conversion into shares of Class A Common Stock. Between June 18, 2025 and July 1, 2025, we issued 2.8 million shares of Class A Common Stock valued at $3.4 million. The remaining balance of $1.6 million was paid on the maturity date.

On May 13, 2025, we entered into an OID only term note agreement with an institutional investor with a principal amount of $1.4 million and an OID of $0.1 million. The maturity date of the promissory note is May 27, 2025. All principal and accrued interest on this promissory note has been paid. Mr. Ault entered into a personal guaranty agreement for the benefit of the investor.

On June 6, 2025, we entered into a settlement agreement with our defense affiliate Gresham and Gresham’s senior secured lenders pursuant in its Chapter 11 bankruptcy proceedings. On November 28, 2025, the United States Bankruptcy Court for the District of Arizona confirmed Gresham’s bankruptcy plan. Under that plan, Gresham’s senior lenders released Gresham and us in exchange for a settlement payment. That payment was made on October 1, 2025. Consequently, Gresham may be deemed to have emerged from bankruptcy on November 28, 2025.

On June 9, 2025, Sentinum entered into a Hosting Services Agreement (the “Agreement”) with a data center hosting company (the “Service Provider”). Under the Agreement, the Service Provider provides Sentinum with operations and asset management services and access to approximately 20 megawatts of energy capacity and other critical infrastructure to be used for Sentinum’s Bitcoin mining operations. The Agreement has an initial term of one year with automatic one-year renewals unless either Sentinum or the Service Provider elects to terminate the Agreement 90 days prior to the end of the current term. Sentinum deploys approximately 6,800 S19j miners (the “Miners”) at the Service Provider’s data center.

Sentinum paid the Service Provider a non-refundable fee of $10 per Miner for the setup, installation and configuration of the Miners (the “Initial Setup Fee”) as well as an initial deposit of $0.8 million (the “Initial Deposit” and together with the Initial Setup Fee, the “Initial Fees”). The Initial Fees shall be paid out of Bitcoin rewards and Bitcoin transaction fee awards (the “Earned BTC”) that would otherwise be due to the customer until such time as 100% of the Initial Fees have been paid. Thereafter, Sentinum is entitled to 70% of the Earned BTC and the Service Provider is entitled to 30%. The Agreement provides that, during periods of high demand on the utility grid, the Service Provider has the option to curtail the electrical load to the facility and redirect the electrical load to the utility grid. Upon any curtailment, the net profits from such energy sales shall be equally split between Sentinum and the Service Provider.

On July 31, 2025, we entered into a securities purchase agreement (the “July 2025 SPA”) with Ault & Company, pursuant to which we agreed to sell to Ault & Company, in one or more closings, up to 100,000 shares of Series H convertible preferred stock (“Series H Preferred Stock”) for a total purchase price of up to $100 million. On November 7, 2025, we and Ault & Company entered into an amendment to the July 2025 SPA to extend its termination date. Under the amendment, the termination date will be extended to the later of (i) one year after we have a sufficient number of authorized shares of Class A Common Stock to satisfy all conversion and share-reserve requirements under the July 2025 SPA or (ii) December 31, 2027. Through the date of this Annual Report, pursuant to the July 2025 SPA, we have sold 4,000 shares of Series H Preferred Stock to Ault & Company.

Each share of Series H Preferred Stock has a stated value of $1,000 and is convertible into shares of Class A Common Stock at a conversion price equal to the greater of (i) $0.10 per share, and (ii) the lesser of (A) $0.79645 or (B) 105% of the volume-weighted average price of the Class A Common Stock during the ten trading days immediately prior to the date of conversion. The conversion price is subject to adjustment in the event of an issuance of Class A Common Stock at a price per share lower than the conversion price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of Series H Preferred Stock are entitled to cumulative cash dividends at an annual rate of 9.5%, or $95.00 per share, based on the stated value per share. Dividends shall accrue for 10 years from the date of issuance of such shares of Series H Preferred Stock and are payable monthly in arrears. For the first two years, we may elect to pay the dividend amount in shares of Class A Common Stock rather than cash. The holders of the Series H Preferred Stock are entitled to vote with the Class A Common Stock as a single class on an as-converted basis.

On August 29, 2025, we entered into an At-the-Market Issuance Sales Agreement with Wilson-Davis, as sales agent to sell shares of our Class A Common Stock, having an aggregate offering price of up to $125 million from time to time, through an “at the market offering” (the “First ATM Offering”) as defined in Rule 415 under the Securities Act. On August 29, 2025, we filed a prospectus supplement with the SEC relating to the offer and sale of up to $125 million of Class A Common Stock in the First ATM Offering. We sold 255,490,454 shares of our Class A Common Stock under the First ATM Offering for gross proceeds of $125 million and then terminated the First ATM Offering. The offer and sale of the shares of our Class A Common Stock were made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-288778) filed with the SEC on July 18, 2025, and declared effective by the SEC on August 28, 2025.

On December 2, 2025, we issued to JGB Capital, LP, JGB Partners, LP and JGB Capital Offshore Ltd. the Convertible Notes in the aggregate principal face amount of $12.8 million in consideration for an aggregate of $12.0 million paid to us. The Convertible Notes bear interest at 12.5% per annum, mature on December 2, 2027, and are convertible into shares of our Class A Common Stock at a conversion price equal to the lower of (i) $0.3235 per share and (ii) 85% of the lowest daily volume-weighted average price during the three (3) trading days immediately preceding and including the applicable conversion date, but not less than the Floor Price.

On December 19, 2025, we entered into an At-the-Market Issuance Sales Agreement with Spartan Capital Securities, LLC (“Spartan”), as sales agent to sell shares of our Class A Common Stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” (the “Second ATM Offering”) as defined in Rule 415 under the Securities Act. On December 19, 2025, we filed a prospectus supplement with the SEC relating to the offer and sale of up to $50 million of Class A Common Stock in the Second ATM Offering. On January 16, 2026, we amended the At-the-Market Issuance Sales Agreement and filed a prospectus supplement to indicate that Spartan will serve as the lead sales agent and to add Wilson-Davis as an additional sales agent.

Through April 12, 2026, we have sold 91.6 million shares of our Class A Common Stock under the Second ATM Offering for gross proceeds of approximately $18.1 million. The offer and sale of the shares of our Class A Common Stock are being made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-291595) filed with the SEC on November 17, 2025, and declared effective by the SEC on December 11, 2025.

On February 13, 2026, we entered into an At-the-Market Issuance Sales Agreement with Wilson Davis, as sales agent to sell shares of our 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Series D Preferred”), having an aggregate offering price of up to $35.4 million from time to time, through an “at the market offering” (the “Series Preferred D ATM Offering”) as defined in Rule 415 under the Securities Act. On February 13, 2026, we filed a prospectus supplement with the SEC relating to the offer and sale of up to $35.4 million of Series D Preferred in the Series D Preferred ATM Offering.

Through the date of this Annual Report, we have sold 2,909 shares of our Series D Preferred under the Series D Preferred ATM Offering for gross proceeds of approximately $65,000. The offer and sale of the shares of our Series D Preferred are being made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-291595) filed with the SEC on November 17, 2025, and declared effective by the SEC on December 11, 2025.

Corporate Information

We are a Delaware corporation, initially formed in California in 1969 and reincorporated in Delaware in 2017. We are located at 11411 Southern Highlands Parkway, Suite 190, Las Vegas, NV 89141. Our phone number is (949) 444-5464 and our website address is www.hyperscaledata.com.

Our Corporate Structure

On certain dates in 2024, 2025 and 2026, we reorganized our corporate structure pursuant to a series of transactions by and among the Company and its directly and indirectly owned subsidiaries as well as third parties. The purpose of the reorganization was to simplify our organizational and reporting structure to more accurately reflect our business operations. As a result of the foregoing transactions, our corporate structure is currently as follows:

We currently expect the divesture of Ault Capital (the “Divestiture”) to occur in the second quarter of 2027. Upon the occurrence of the Divestiture, we would be an owner and operator of data centers to support high-performance computing services, as well as a holder of digital assets. Until the Divestiture occurs, we will continue to provide, through Ault Capital and its wholly and majority-owned subsidiaries and strategic investments, mission-critical products that support a diverse range of industries, including an AI software platform, equipment rental services, defense/aerospace, industrial, automotive, medical/biopharma and hotel operations. In addition, Ault Capital is actively engaged in private credit and structured finance through Ault Lending.

On December 23, 2024, we issued one million (1,000,000) shares of Series F Preferred Stock to all common stockholders and holders of the Series C Preferred Stock on an as-converted basis. The Divestiture will occur through the voluntary exchange of the Series F Preferred Stock for shares of Class A Common Stock and Class B Common Stock of Ault Capital (collectively, the “ACG Shares”). We remind our stockholders that only those holders of the Series F Preferred Stock who agree to surrender such shares, and do not properly withdraw such surrender, in the exchange offer through which the Divestiture will occur, will be entitled to receive the ACG Shares and consequently be shareholders of Ault Capital upon the occurrence of the Divestiture. Therefore, if you do not own shares of our Series F Preferred Stock or you do not surrender your shares of Series F Preferred Stock, you will not receive any ACG Shares of Ault Capital upon the Divestiture, you will have no ongoing rights to the assets, operations, or future performance of Ault Capital and its subsidiaries, and the value of your investment will only reflect the remaining business of Hyperscale Data, including Sentinum and Omnipresent.

Our Business Strategy

As principally a holding company, our business strategy is designed to increase stockholder value. Under this strategy, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to stockholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize stockholder value, such as activist trading. We anticipate returning value to stockholders after satisfying our debt obligations, working capital needs and other senior capital commitments.

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

ACS has entered into an agreement to acquire approximately 48.5 acres of land, providing the Company opportunity to expand the Michigan Facility and continue to address the surging demand for AI and high-performance computing. Upon the closing of this agreement, the Company will own approximately 83 acres, more than doubling its current acreage in the area.

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

In August 2025, we began to acquire crypto assets for investment purposes. As of December 31, 2025, we held approximately 525 Bitcoin valued at $46.2 million, based on the fair value as of such date. During the year ended December 31, 2025, our mining operations generated a loss from operations of $14.2 million and revenue of $22.6 million. In comparison, during the year ended December 31, 2024, our mining operations generated a loss from operations of $12.6 million and revenue of $31.5 million. As of December 31, 2025, the $46.2 million carrying value of our Bitcoin represented 14.7% of our total assets of $313.7 million as of such date.

Digital Asset Treasury Strategy

On September 15, 2025, we announced the launch of a $100 million Bitcoin treasury strategy as part of our transformation into a pure play AI data center and digital asset company, which we refer to as our digital asset treasury strategy (“DAT”). The initiative will be funded by capital raised through our previously announced at-the-market equity program and from Bitcoin generated from our mining operations. Contemporaneously, we are accelerating the expansion of our Michigan Facility, where customer-installed NVIDIA graphics processing unit (“GPU”) servers are enabling advanced AI and HPC workloads.

Through Sentinum, we have mined Bitcoin for years, providing a foundation of operational expertise in digital assets. Building on this experience, we now plan to hold Bitcoin as a primary treasury reserve asset, similar to the approach pioneered by MicroStrategy, while continuing to invest in Michigan as our long-term infrastructure hub.

As part of the DAT, we publish our crypto asset holdings weekly, reinforcing our commitment to transparency and accountability.

As of April 12, 2026, our Bitcoin treasury, consisting of Bitcoin generated from mining operations and Bitcoin acquired in the open market, totaled approximately $45.6 million, based on the price of Bitcoin as of April 12, 2026.

Sentinum Breakeven Analysis

Since commencement of Sentinum’s mining operations in 2021, we have received approximately 3,316 Bitcoin for providing computing power to a Bitcoin mining pool operator and from hosted mining operations, pursuant to the terms of a Master Services Agreement (“MSA”) with Core Scientific, Inc. (“Core Scientific”). The MSA terminated on August 31, 2024. The Bitcoin received is available for sale in the ordinary course of business. Historically, we have sold Bitcoin as it is mined to fund our operating expenses. We believe that holding Bitcoin represents an attractive option to increase our liquid assets and in August 2025 we changed our corporate policy and we began holding all Bitcoin that we mined. We believe that our integrated model with close control over our power sources and owning our Bitcoin mining data center helps us to produce Bitcoin with attractive cost efficiency, since we are not burdened with additional costs that are typical in a third party hosting relationship such as per miner operational fees and revenue sharing. This helps us to produce Bitcoin, excluding depreciation of our miners which is a non-cash expense, at a cost that we believe is attractive versus the price of Bitcoin.

Our net cost of power was between approximately $42 to $62 per megawatt-hour in 2024 to the present. During the years ended December 31, 2025 and 2024, we had an average of approximately 10,000 and 16,000 miners in operation, respectively. In aggregate, these miners generated approximately 212 and 677 Bitcoin during the years ended December 31, 2025 and 2024, respectively, for providing computing power to a Bitcoin mining pool operator and from hosted mining operations with Core Scientific. Alternatively, during the years ended December 31, 2025 and 2024, we generated an average of 0.58 and 1.85 Bitcoin per day, respectively, from our mining operations. Due to the termination of our hosting agreement with Core Scientific and the block reward halving that occurred during April 2024, the average Bitcoin mined from our operations has decreased to approximately $0.58 per day during the year ended December 31, 2025.

During October 2025, Sentinum purchased 4,092 S21+ and S21 Pro Bitcoin miners (the “S21 Miners”) for approximately $16 million. The S21 Miners operate at a higher hashrate than the older model S19J Pro Bitcoin miners that were replaced. As a result, during the quarter ended March 31, 2026, the average Bitcoin mined increased to approximately 0.76 Bitcoin per day.

The following table reflects the actual costs that we incurred to mine one Bitcoin during the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Depreciation	$42,416	$21,354
Utilities and other costs	79,850	29,377
Hosting fees	-	17,938
	$122,266	$68,669

Additionally, Sentinum’s daily general and operating costs were approximately $8,247 and ($1,101), respectively, per Bitcoin mined during the years ended December 31, 2025 and 2024. Conversely, the price of Bitcoin ranged from approximately $38,500 to approximately $108,300 during the year ended December 31, 2024 and from approximately $74,400 to approximately $126,300 during the year ended December 31, 2025, and was approximately $71,100 as of April 8, 2026, according to Coin Market Cap.

On February 24, 2023, BNI Montana entered into an asset purchase agreement with TypeX, LLC to acquire two land lease agreements and two corresponding power purchase agreements in Montana. The lease and power agreements run for a period of 10 years, with a 10-year renewal option. Sentinum is building out and developing fully operational data centers dedicated to Bitcoin mining operations on the properties (the “Montana Facilities”). If we complete the initial phase of development of the Montana Facilities, which is currently on hold, then we would expect the Montana Facilities to provide up to a combined 20 megawatts (“MWs”) of power, enabling up to 6,500 S19j Pro Antminers to operate. Inclusive of costs previously incurred to acquire two land lease agreements and two corresponding power purchase agreements, the Montana Facilities would cost approximately $7 million. Further, given the favorable cost differential for power between Montana and Michigan, the increase in operating costs and depreciation from capitalized expenditures is expected to approximate the power cost savings. However, while completion of the development of the Montana Facilities would not be expected to have a negative impact on our operating results, we have currently placed this project on hold to focus on the development of our Michigan Facility to support HPC and AI applications. During 2026, we anticipate large expenditures in our Michigan Facility to facilitate the transition of the facility to support HPC and AI applications. Initially, these expenditures will likely increase Sentinum’s losses unless we are able to pass these costs on to our future customers. These uncertainties make it impossible to predict when, if ever, Sentinum will achieve profitable operations.

Thus, if the price of Bitcoin, level of difficulty to mine, the amount of the block reward or the amount of Bitcoin earned by miners for mining one block on the Bitcoin blockchain remain constant, then Sentinum will not be profitable in 2026. While we do not expect that Sentinum will achieve profitability during 2026, the expected cash generated from our Bitcoin mining operations (prior to any decision to hold or sell mined Bitcoin) is still expected to exceed that of our operating costs given the significance of depreciation charges, which are expected to account for nearly 30% of Sentinum’s total costs of operations during 2026.

During the year ended December 31, 2025, Sentinum reported a loss from operations of approximately $14.2 million inclusive of depreciation and amortization of approximately $10.3 million. During the year ended December 31, 2024, Sentinum reported a loss from operations of approximately $12.6 million inclusive of depreciation and amortization and an impairment charge on our miners of approximately $25.4 million. As such, excluding capital expenditures, Sentinum generated approximately $12.8 million in cash for the year ended December 31, 2024. During the year ended December 31, 2025, Sentinum’s loss from operations, net of depreciation, resulted in a use of cash of $3.9 million. The use of cash during 2025 was due to the Company’s accumulation of Bitcoin, which resulted in a decline in the fair value of its Bitcoin of $7.6 million. During 2024, the cash generated from Sentinum’s mining operations was used to pay for a portion of the costs we incurred. Beginning around September 2025, consistent with the DAT strategy, we have not sold any Bitcoin mined and as a result we do not anticipate that our mining operations will contribute cash in the near term.

Bitcoin and Bitcoin Mining Overview

Blockchain and Bitcoin Overview

Many forms of crypto assets, including Bitcoin, are a type of digital asset that function as a medium of exchange, a unit of account and/or a store of value (i.e. a new form of digital money). Crypto assets operate by means of blockchain technology, which generally uses open-source, peer-to-peer software to create a decentralized digital ledger that enables the secure use and transfer of crypto assets. We believe that Bitcoin and the associated blockchain technology has potential advantages over traditional payment systems, including: the tamper-resistant nature of blockchain networks; rapid-to-immediate settlement of transactions; lower fees; elimination of counterparty risk; protection from identify theft; broad accessibility; and a decentralized nature that enhances network security by reducing the likelihood of a “single point of failure.” However, since centralized exchanges, which operate intermediate processes for executing trades, storing coins and initiating transactions, account for the majority of Bitcoin trading volume there remains the risk that a malicious actor may be able to alter blockchains on which transactions of crypto asset reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. Additionally, cybersecurity risks from unauthorized third parties employing illicit operations such as hacking, phishing and social engineering, could introduce a level of counterparty risk, in other words a risk that a party is unable to fulfill its contractual obligations. Recently, crypto assets, and Bitcoin in particular, have gained widespread mainstream attention and have begun to experience greater adoption by both retail and institutional holders and the broader financial markets. For example, Bitcoin’s aggregate market value had appreciated to $2.27 trillion in September 2025 compared to $828 billion in December 2023. All figures are derived from Coin Market Cap. As Bitcoin, and blockchain technologies more generally, have entered the mainstream, prices of Bitcoin have reached all-time highs, albeit with periodic price decreases, and the broader ecosystem has continued to develop. While we expect the value of Bitcoin to remain volatile, we believe this increase in its aggregate market value signals institutionalization of Bitcoin and wider adoption of crypto asset. For example, in January 2024, the SEC approved the listing and trading of Bitcoin exchange-traded funds, of which, as of April 8, 2026, approximately 40 are trading with over $96 billion of Bitcoin assets held (https://etfdb.com/themes/bitcoin-etfs/#complete-list&sort_name=assets_under_management&sort_order=desc&page=1).

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

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the crypto asset. Since transfers do not require involvement of intermediaries or third parties, there are only nominal transaction costs in direct peer-to-peer transactions. For example:

•	In terms of conventional peer-to-peer transactions, there either are no fees or they are de minimis (Source: https://www.kraken.com/en-us);

•	For purposes of traditional networks, there are nominal fees associated with any transaction (Source: https://bitinfocharts.com/bitcoin); and

•	As of April 8, 2026, the 90-day simple average Bitcoin network transaction fee is $0.293 per transaction, which is still low compared to conventional transaction fees charged by banks and other more traditional financial institutions (https://bitinfocharts.com/bitcoin).

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

As the total amount of available hash rate has increased on the Bitcoin network, it has become increasingly difficult for any individual miner to independently solve a block and as a result “mining pools” have emerged as an efficient way for miners to pool resources. Mining pools aggregate the hash rate of various miners participating in the mining pool. In this way the mining pool operator, rather than an individual miner, validates the block and receives the block reward and related transaction fees. The mining pool is organized by a third party, in our case, Luxor. All of the approximately 11,000 miners currently in operation at our Michigan and Montana facilities provide hash rate to the Luxor mining pool. In consideration for receiving a percentage of the earned block rewards and transaction fees, Luxor administers the pool and ensures that the participants in the pool receive their share of the block reward and related transaction fees, generally pro-rata to their contributed hash rate. Mining pools offer miners more predictable and consistent revenue compared to mining individually. We participate in mining pools by providing what the industry refers to as “hashrate” to the pool. Hashrate is defined as the computing power that our mining equipment produces when helping to validate a block that the mining pool is trying to solve. We use the FPPS, or Full Pay-Per-Share, method when mining with Luxor. Pursuant to the “Full Pay-Per-Share” model, both the block reward and the mining service charge are settled according to the theoretical profit. It includes the calculation of a standard transaction fee within a certain period and distributes it to mining pool participants according to their hash power contributions in the pool. It increases the mining pool participants’ earnings by sharing transaction fees. Standard transaction fees are calculated using a certain period which are then distributed to miners according to their hash power contributions in the pool. Luxor currently charges us a 0.68% mining fee.

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

Miners require considerable amounts of electrical energy to perform their functions and mine Bitcoin; consequently, a critical aspect of operating in the crypto asset mining industry is obtaining a reliable supply of electricity at a relatively low and stable cost. To this end, in January 2021, ACS purchased the Michigan Facility. Since the purchase of the Michigan Facility, we have invested in infrastructure improvements and began both ramping up the power capacity and installing miners. To date, we have increased the power load from 1.5 MWs to approximately 30 MWs. Currently, we have approximately 4,300 S19 XP Antminers and 3,900 S21+ Antminers in operation at our Michigan Facility but it is our intention to dedicate all the power capacity at the Michigan Facility to our AI hyperscale data center operations. If successful, we expect to either sell any idle miners in the secondary market or relocate any idle miners to a third party hosting facility, which could be between 15,000 and 18,000 miners.

We have also invested in a data center through BNI Montana. We have completed the build-out at one of the two sites at the Montana Facilities, which provides up to 10 MWs of power. If we complete the build-out of the second site, which is currently on hold pending the transition of our Michigan Facility to support HPC and AI applications, the Montana Facilities will provide up to a combined 20 MWs of power and allow us to operate approximately 6,500 miners. We believe that the capacity of the Montana Facilities can be significantly expanded, and we have begun an electrical load study in collaboration with the local utility to explore potential power upgrades. However, given the current price of Bitcoin and the level of difficulty to mine, at this time we have no plans to expand the capacity at the Montana Facilities, which has the capacity to operate approximately 3,250 S19j Pro Antminers. We presently have approximately 3,100 S19j Pro Antminers mining at the Montana Facilities.

We continue to evaluate other sites, locations, and partnerships for additional and alternative support of future mining operations. While we have not at present entered into any other agreements, we continue to explore and evaluate additional facilities that would enable us to expand our mining operations as needed.

Our Bitcoin Mining Operations

Currently, we have approximately 4,300 S19 XP Antminers and 3,900 S21+ Antminers in operation at our Michigan Facility and approximately 3,100 S19j Pro Antminers in operation at our Montana facility. Additionally, approximately 11,500 S19j Pro Antminers, 300 S19 XP Antminers and 200 S21+ Antminers are not in operation, primarily because of the termination of our hosting agreement with Core Scientific on August 31, 2024, and, to a lesser extent, due to units currently undergoing repairs. Antminers in operation have an aggregate mining production capacity of approximately 1.83 exahashes per second.

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

The custody arrangements require that we mine to a custodial wallet address where the private key is held by the custodian and all keys for the wallet are held in cold storage. This provides a layer of protection in both the transaction and liquidation phases of the operations by using multi-factor and multi-person approval processes, to include know your customer and anti-money laundering (“AML”) procedures of the receiving party. We will either hold the Bitcoin or may choose to convert those assets into fiat currency depending on financial needs and plans. When we opt to convert the Bitcoin we sell or exchange our Bitcoin through Gemini, the custodian of our digital wallet. When we elect to make a sale or exchange our Senior Vice President - Finance submits a request to Gemini’s execution department to exchange Bitcoin for U.S. dollars. Gemini sends an approval email to both our CEO and CFO to approve. Once approved by either our CEO or CFO, Gemini executes the sale/exchange on its trading platform at current market prices, less commissions, and deposits the U.S. dollars into our bank account.

Beyond the foregoing, our custody agreement with Gemini provides that:

•	Gemini provides a unique custody account in which all our blockchain assets are held, which are segregated from all others’ assets and are verifiable through the blockchain; and

•	Gemini charges us fees in Bitcoin, which is deducted from our digital assets on the last business day of every month.

Currently, we retain Bitcoin generated from our mining activities as a treasury asset rather than converting it into fiat currency on a daily basis. We may periodically convert Bitcoin into cash to fund operating expenses or capital expenditures, but we are actively holding Bitcoin as part of our treasury strategy.

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

At the federal level, the Environmental Protection Agency (“EPA”) has also adopted rules that, among other things, establish construction and operating permit reviews, emissions control standards, and monitoring and annual reporting for GHG emissions from certain large stationary sources. In November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” (the “2050 Plan”) which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency, decarbonizing energy sources via electricity, hydrogen and sustainable biofuels, eliminating subsidies provided to the fossil fuel industry, reducing non-CO2 GHG emissions and increasing the emphasis on climate-related risks across government agencies and economic sectors. Additionally, from time to time the EPA has proposed, revised, and adopted rules establishing new source performance standards for certain pollutants from coal-fueled electric generating plants.

We note that the implementation of the rule depends, in part, on the widespread development, adoption, and availability of carbon capture and storage technology and solutions, which may not be certain at this time. While many of the Biden Administration’s initiatives are being rolled back or are scheduled to be rolled back under the Trump Administration, including the abandonment of the 2050 Plan, there are no assurances that they will be rolled back or that future administrations will not look to reimpose such restrictions. While no final rules have been published to date and none are currently anticipated under the Trump Administration, any future proposed rule and any other new agency action or rulemaking that applies to our facilities could increase our compliance costs or otherwise materially restrict our operations. Currently, it is unclear how future legislation and regulation will affect our Bitcoin mining operations. The course of future legislation and regulation in the United States remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be predicted at this time.

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

A number of public companies (traded in the U.S. and internationally) and private companies may be considered to compete with us, including the following companies:

•	Argo Blockchain PLC;

•	Bit Digital, Inc.;

•	Bitdeer Technologies Group;

•	Bitfarms Ltd.;

•	Cipher Mining Inc.;

•	CleanSpark, Inc.;

•	Core Scientific, Inc.;

•	Digi Power X Inc.;

•	Hive Digital Technologies Ltd..;

•	Hut 8 Corp.;

•	IREN Limited;

•	MARA Holdings, Inc.;

•	Northern Data AG;

•	Riot Platforms, Inc.;

•	Strategy Inc.;

•	Stronghold Digital Mining, Inc.; and

•	TeraWulf Inc.

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

Omnipresent Robotics, LLC

Overview

Omnipresent is a wholly owned subsidiary of Hyperscale Data formed in January of 2025 focused on the development, deployment, and commercialization of advanced robotics systems, AI and data-driven automation technologies. Omnipresent’s activities are anticipated to span robotics hardware, sensing systems, autonomous navigation, and software platforms designed to enable real-world machine intelligence across industrial, commercial, and service environments.

We anticipate that Omnipresent will enter the commercialization phase during 2026, with initial deployments and customer engagements beginning in key verticals including hospitality, security, and enterprise automation to follow thereafter. We expect that Omnipresent will enter into contracts with third parties within the foreseeable future that will enable it to conduct its business as described below.

We expect that Omnipresent will, once executed agreements with these entities are in place, lead it to become a practical, revenue-generating robotics company in the real-world environment. Omnipresent would operate out of our Michigan Facility. With approximately 617,000 square feet of existing infrastructure and approximately 20 additional acres available for expansion, the Michigan Facility provides a foundation for robotics deployment. Located approximately 90 miles from Chicago and within proximity to leading universities and engineering talent, we believe the site is ideally positioned for robotics training, development and advanced assembly.

As the U.S. robotics industry continues to expand, we anticipate announcing partnerships across the robotics ecosystem. We believe a large-scale facility like our Michigan Facility, particularly with its access to high-performance NVIDIA GPU infrastructure, can play a meaningful role in future robotics operations. We believe that Omnipresent Robotics represents a key step in our strategy to build a diversified technology platform spanning AI infrastructure, blockchain systems and real-world automation.

Omnipresent is being developed as a robotics and AI infrastructure platform that combines physical robotic systems with data generation and AI model training capabilities. The Michigan Facility, including its planned robotics and AI Center of Excellence, a large-scale, controlled environment where engineers and developers can test robotics systems, is expected to serve as a centralized testing, training, and data monetization hub for humanoid robotics and large-scale AI systems, with a focus on generating high-value datasets for leading AI developers.

The robotics industry broadly encompasses autonomous and semi-autonomous machines capable of performing physical tasks using sensing, perception, and decision-making systems. Existing industry participants develop solutions including unmanned aerial vehicles, autonomous ground systems, and AI-powered perception software for industrial inspection, infrastructure monitoring, and defense-related applications.

We believe that Omnipresent is positioned to expand beyond traditional robotics applications by integrating large-scale AI models, data collection, and real-world operational environments into a unified platform.

Core Capabilities

Omnipresent’s capabilities are anticipated to include: (i) Robotics Hardware Systems, consisting of design, integration, and deployment of robotic platforms, including mobile robots, service robots, and specialized autonomous systems, (ii) AI and Perception Systems, consisting of computer vision, sensor fusion, and real-time decision-making software enabling robots to interpret and interact with physical environments, (iii) Autonomous Navigation, consisting of technologies supporting movement and operation in dynamic or GPS-constrained environments, and (iv) Data Collection and Analytics, consisting of the capture and processing of operational data generated through robotic activity for training and optimization of AI models

Strategic Focus: AI-Driven Robotics and Data Monetization

Omnipresent’s long-term strategy is to position itself as a data-centric robotics platform, where physical robotic operations generate high-value datasets used to train, validate, and improve AI systems, including large language models (“LLMs”) and multimodal AI systems. Unlike traditional robotics companies that primarily generate revenue from hardware sales or service contracts, Omnipresent intends to monetize real-world interaction data, movement and autonomy datasets, human-robot interaction datasets, and multimodal training data (vision, language, motion).

The Planned Capabilities at the Michigan Facility

We intend to establish our Michigan Facility as a large-scale humanoid robotics and AI testing environment. The Michigan Facility is expected to support: (i) Humanoid Robotics Testing, where Omnipresent would evaluate robots performing real-world tasks such as navigation, manipulation, and human interaction, (ii) AI Model Integration, which would involve the deployment of LLMs and multimodal AI systems into physical robotic platforms, (iii) Movement and Autonomy Testing, consisting of training and validation of robotic locomotion, dexterity, and spatial awareness, (iv) Simulation-to-Reality Training, which involves bridging simulated AI training environments with real-world operational data, and (v) Continuous Data Capture, i.e., the collection of structured and unstructured datasets for AI model training and refinement.

Robotics and AI Center of Excellence

We currently expect to allocate approximately 100,000 square feet of the Michigan Facility to create a dedicated Robotics and AI Center of Excellence. This Center of Excellence is intended to provide a large-scale, controlled environment where engineers and developers can test robotics systems, including humanoid robots and other autonomous machines, under real-world operating conditions.

We further expect that this facility will enable the testing of robotics systems integrated with LLMs and multimodal AI platforms, training of robotic systems to exhibit human-like behaviors, including interaction, decision-making, and responsiveness, and the evaluation of robotic movement, dexterity, and operational performance in dynamic environments

We believe that dedicating significant square footage to robotics testing and training infrastructure will support the advancement of robotics systems capable of operating effectively alongside humans in commercial and industrial settings.

Commercial Model

We intend to commercialize the Michigan Facility, including the Robotics and AI Center of Excellence, as a robotics Testing-as-a-Service platform, including (i) charging customers on a per-hour or usage-based model for access to robotics testing environments, (ii) providing data generation and engineering services for AI and robotics companies, and (iii) offering integrated compute and robotics infrastructure, leveraging the Company’s AI data center capabilities. We expect that significant volumes of operational data will be generated through robotic testing activities conducted at the Michigan Facility, which data may include movement data, visual data, environmental interaction data, and human-robot interaction datasets.

We further intend to aggregate, process, and monetize this data, including through licensing or sale to third parties engaged in AI development. Target customers are expected to include leading participants in the global AI ecosystem, including companies developing LLM’s and AI infrastructure and other enterprises operating in the LLM and advanced AI markets.

Competitive Positioning

We believe our strategy will differentiate us from traditional robotics companies by combining physical robotics infrastructure, AI data center compute capabilities and large-scale data generation and monetization. This integrated approach positions Omnipresent at the intersection of robotics hardware, AI model development, and data infrastructure.

Growth Strategy

Our growth strategy includes expanding robotics deployments across commercial and industrial environments, scaling the Michigan Facility into a centralized hub for AI and robotics training, partnering with AI developers and enterprises requiring real-world datasets, integrating robotics with our broader AI data center infrastructure, and developing recurring revenue streams through usage-based robotics and data services

Risks and Considerations

The Company’s robotics and AI initiatives are subject to several risks, including, but not limited to: (i) technological uncertainty given that humanoid robotics and real-world AI integration remain emerging fields, (ii) the need for the requisite financing as robotics infrastructure and testing environments require significant investment, (iii) risks surrounding commercial adoption, (iv) regulatory considerations, and (v) customer concentration risk, particularly with respect to dependence on large AI customers, which could impact revenue stability. See “Risk Factors Related to Omnipresent Robotics” for further information.

Ault Capital Group

Ault Blockchain

Overview

The Ault Blockchain protocol is our blockchain infrastructure and digital asset ecosystem business. The Ault Blockchain network is operated by the Ault DAO, a Wyoming decentralized autonomous organization, which can generally be described as a blockchain-based, member-governed entity operating without central leadership, using smart contracts to automate rules and decisions. Ault Capital indirectly owns Ault DAO LLC, the Wyoming limited liability company that serves as the legal and corporate entity of record for the Ault DAO. The Ault DAO has formally granted Ault Capital, through Ault DAO LLC, the rights to sell node licenses (as described below, the “Node Licenses”) to network participants. We launched the Ault Blockchain Mainnet in March 2026. In the cryptocurrency context, a Mainnet, which is shorthand for “main network,” is a fully developed, operational, and public blockchain where real cryptocurrency transactions occur and digital assets hold real-world value.

Through Ault Blockchain, our goal is to build a compliance-oriented blockchain network and ecosystem designed to support financial market applications and, over time, technology and AI services. The business is organized around three core elements: (i) the Ault Blockchain network itself, which processes transactions and hosts decentralized applications, (ii) the Node License program, through which participants acquire infrastructure rights and earn newly distributed tokens, and (iii) the Ault DAO, the on-chain governance body through which licensed participants collectively govern the network’s direction. The Ault DAO operates on a two-tier participation model: (i) voting on proposals requires node ownership and completion of know-your-customer (“KYC”) identity verification, whereas (ii) submitting proposals requires full membership in the Ault DAO, which, in addition to the requirements in (i) above, also requires formal acknowledgement of the Ault DAO Constitution (as further described below, the “Constitution”). KYC verification is a baseline requirement for all governance participation.

Corporate Structure

The Ault Blockchain network is operated by the Ault DAO. The corporate structure supporting the Ault DAO is as follows: Ault Capital owns Ault DAO LLC through its subsidiary Ault Markets, Inc., which is the sole member of Ault DAO LLC. Ault DAO LLC holds contracts, engages vendors, and provides administrative and compliance support to the ecosystem. The Ault DAO has formally granted Ault Capital, through Ault DAO LLC, the rights to sell community node licenses (the “Community Node Licenses”) to network participants. Community Node Licenses are purchased rights that allow an individual to operate a specific node within a blockchain network and earn rewards for supporting that network.

There is an important distinction that is used throughout this Annual Report. Ault DAO LLC is legally and functionally separate from the Ault DAO, which is the on-chain governance body through which licensed node holders vote on decisions affecting the Ault Blockchain. The Ault DAO holds no membership interest, equity, or economic rights in Ault DAO LLC, and the treasury governed by Ault DAO members is entirely separate from Ault DAO LLC’s balance sheet and assets. References in this filing to “Ault DAO LLC” refer to the Wyoming limited liability company, whereas references to the “Ault DAO” refer to the on-chain governance body.

Blockchain Background

A blockchain is a shared digital record-keeping system with no single controlling authority. Validators, who use specialized computers in a blockchain network responsible for verifying transactions, ensuring network security, and maintaining the integrity of the ledger as well as full node operators - individuals or entities that manage the hardware and software (a node) required to support a blockchain network, thereby ensuring that the node stays online to validate transactions, stores the blockchain ledger, and propagate data, and are therefore crucial for maintaining network security and decentralization - maintain complete copies of the ledger and verify that new transactions comply with the network’s rules, a process governed by a defined set of rules called a consensus mechanism. Not all participants in a blockchain network maintain a full copy of the ledger; on the Ault Blockchain, licensed Mining Nodes (the “Licensed Mining Nodes”), for example, perform services off-chain and do not hold a full record of blockchain stake. Because no single entity controls the ledger, blockchains can enable transactions and agreements to be executed and recorded without relying on a bank, clearinghouse, or other intermediary.

Applications that run on a blockchain are typically built using self-executing software programs called smart contracts. A smart contract is a program stored on the blockchain that automatically carries out the terms of an agreement when specified conditions are met, without requiring a human intermediary. Smart contracts are the foundation for a broad category of applications commonly referred to as decentralized applications, which can range from digital asset trading platforms to lending protocols to governance systems.

The Ault Blockchain is a Layer 1 network, meaning it is a foundational, standalone blockchain with its own security, transaction processing, and governance rules, as distinct from networks that are built on top of an existing blockchain. The network uses a hybrid architecture that combines two types of participation. Validators participate in a proof-of-stake consensus process, meaning they commit AULT tokens (the “AULT Tokens”) as economic collateral to qualify for and perform block production, and earn transaction fees in return. Licensed Mining Nodes perform off-chain work, meaning work that occurs outside the core consensus process, specifically verifiable randomness generation at launch, and earn newly distributed AULT Tokens in return. This separation is designed to allow the network to scale to a large number of node participants without creating bottlenecks in the consensus layer. Unlike proof-of-work networks such as Bitcoin, the Ault Blockchain’s consensus mechanism does not require energy-intensive computation; the proof-of-work component of the network is limited to the lightweight micro-proof-of-work performed by Licensed Mining Nodes in connection with verifiable randomness generation, which is computationally minimal by design.

The Ault Blockchain is also built to be compatible with the Ethereum Virtual Machine (“EVM”), the computing standard used by the Ethereum network, one of the most widely adopted blockchain platforms in the world. EVM compatibility means that software developers can build and deploy applications on our network using the same tools, programming languages and standards they would use on Ethereum, without needing to rewrite their code.

The AULT Token

The native digital asset of the Ault Blockchain is the AULT Token. A digital token is a unit of value or utility created and tracked on a blockchain. The AULT Token serves three primary functions within the network: (i) paying transaction fees for all activity on the network; (ii) staking, meaning that validators commit AULT Tokens as economic collateral to participate in block production; and (iii) participation in the governance of the Ault Blockchain through the Ault DAO.

The total supply of AULT Tokens is fixed at 100 billion, all minted at genesis. Approximately 99.9999% of total supply is allocated to what we refer to as the Emissions Supply, which is distributed to network participants over a ten-year schedule under a fixed mathematical formula. Of that Emissions Supply, 95% is allocated to Licensed Mining Node rewards and 5% is allocated to staking rewards for validators and their delegator (a delegator is a token holder who participates in proof-of-stake networks by assigning its stake to a validator to earn rewards without managing technical infrastructure). The Emissions Supply follows a declining schedule with approximately 9.4% annual decay, beginning at approximately 41 million Ault Tokens per day during the first year following the emission and declining to approximately 17 million such tokens per day by the tenth year. The emissions schedule is fixed by protocol and cannot be changed without a governance vote of the Ault DAO. We do not sell AULT tokens; rather, they are earned solely through active network participation. There can be no assurance that the AULT Token will ever have monetary value or generate any financial return.

Block production on the Ault Blockchain is performed by validators, who are selected from the top one hundred nodes ranked by staked AULT Tokens. To qualify as a validator, a node must self-bond a minimum of ten thousand AULT Tokens. Validators earn transaction fees and priority tips from the blocks they produce, and earn a commission on staking rewards distributed to their delegators. Validator participation carries economic risk in that they are subject to slashing, meaning a protocol-enforced reduction of their staked AULT Tokens, in the event of downtime beyond defined thresholds, double-signing, or censorship of transactions. Slashing events reduce the staked position of both the validator and its delegators in proportion to their respective stakes.

Node License Program

A Node License is a right to operate a Licensed Mining Node, which is a software program that performs defined off-chain services for the network and earns AULT Token emissions through a work credit system. Each epoch, approximately every one minute, a set of licensed nodes is randomly selected to submit what we refer to as a Verifiable Random Function output, gated by a lightweight proof-of-work computation. Nodes whose outputs are accepted contribute to the network’s randomness beacon and earn work credits for that epoch. Daily emissions are then distributed to Licensed Mining Nodes pro-rata based on accumulated work credits. All licenses have an equal probability of selection in each epoch; what determines a node’s earnings over time is uptime and output correctness, not computational power or hardware resources.

Node Licenses are priced at $1,500 per license at issuance and are non-transferable for two years from the date of issuance. The total number of Node Licenses is fixed at one million. Of those, five hundred thousand are Project Nodes issued to Ault Capital as part of the contractual terms under which Ault Capital was granted the rights to sell Community Nodes on behalf of the Ault DAO, and are not available for public sale. The remaining 500,000 are Community Nodes available for sale or distribution. Each Node License confers one governance vote in the Ault DAO, provided the holder has completed the requisite KYC identity verification, subject to a per-member cap of two hundred thousand votes regardless of total licenses held. The non-transferability period and voting cap are structural features designed to limit concentration of governance power during the network’s early phase.

Following the expiration of the two-year non-transferability period, Node Licenses may be transferred subject to certain conditions. Any transferee must satisfy KYC identity verification and receive whitelist approval before a transfer may be completed. Node Licenses may be revoked in limited circumstances, including in the event of a chargeback or payment fraud in connection with the original license purchase. In the event of revocation, any AULT Tokens already earned and distributed to the node prior to revocation are not subject to a clawback. Purchasers of Node Licenses should be aware that they are agreeing to the terms of the Constitution, which includes a limitation of liability provision under which members waive claims against us arising from Ault DAO membership, and a dispute resolution provision requiring binding arbitration administered by the American Arbitration Association, where the venue is New York City but the court must apply Wyoming substantive law.

We anticipate the scope of services performable by Licensed Mining Nodes may expand in future phases, subject to governance approval and protocol upgrades, to include oracle services, data indexing, and distributed AI computation. Any expansion of node functionality beyond its current scope requires an amendment to the Constitution and, where applicable, a protocol upgrade approved by network validators. There can be no assurance that any such expansion will occur on any particular timeline or at all.

Revenue and Token Distributions

The Ault Blockchain segment currently generates revenue through the sale of Community Node Licenses at a list price of $1,500 per license. There are no ongoing service fees or subscription charges associated with a license after issuance. The total number of Node Licenses is fixed at one million, structured as follows: (i) five hundred thousand Project Nodes were issued to Ault Capital as part of the contractual terms under which Ault Capital was granted the rights to sell Community Nodes on behalf of the Ault DAO, and are not available for sale, and (ii) five hundred thousand Community Nodes are available for sale or distribution to third parties. The five hundred thousand Community Nodes represent the maximum number of licenses available for sale at the current list price. There can be no assurance that all available licenses will be sold or that the list price will remain unchanged.

Investors should be aware that we and some of our subsidiaries are among the potential purchasers of Community Node Licenses. Sentinum, our data center and Bitcoin mining subsidiary, has acquired approximately one hundred thousand Community Node Licenses. Any Node License purchases by Sentinum or any of our other subsidiaries constitute related-party transactions and will be disclosed in accordance with applicable financial reporting and related-party disclosure requirements. To the extent Sentinum or any other of our subsidiaries or affiliates holds Community Node Licenses, it will receive AULT Token emissions through the work credit system on the same terms as any other Community Node holder; the quantity of tokens received will depend on the uptime, correctness, and selection frequency of those nodes over the ten-year emissions schedule.

In addition to Node License sale revenue, Ault Capital, as the contractual recipient of five hundred thousand Project Nodes, will receive AULT Token emissions distributed by the protocol to those nodes in accordance with the work credit system described above. The quantity of such tokens received will depend on the uptime, correctness, and selection frequency of the Project Nodes over the ten-year emissions schedule. These token distributions, whether received by Ault Capital through Project Nodes or by Sentinum or other affiliates through Community Node holdings, are not revenue in the traditional sense and their economic value, if any, will depend entirely on whether and at what price AULT Tokens may be exchanged in the future. Neither Ault DAO LLC nor any affiliate of ours makes any representation that AULT Tokens distributed to Project Nodes or Community Nodes will ever have monetary value or be available for sale or exchange at any particular price or at all.

Ault Capital, Sentinum, and other subsidiaries or affiliates of ours may also participate in the network as validators or delegators. Validators earn transaction fees and a commission on staking rewards distributed by the protocol, as described in the AULT Token section above. Delegators earn staking rewards in proportion to their delegated stake net of validator commission. To the extent Ault Capital, Sentinum, or any of our other affiliates operates as a validator, delegates AULT Tokens to a validator, or otherwise participates in staking, it may receive distributions of AULT Tokens or transaction fees through those activities. There can be no assurance that validator or staking activity will generate meaningful returns or that any affiliate will elect to participate.

Governance

The Ault Blockchain protocol is governed by the Ault DAO, whose structure and procedures are set out in a formal governing document called the Constitution. Governance authority includes the ability to propose and vote on changes to protocol parameters, allocate treasury funds, and amend the Constitution itself. The DAO operates on two tiers of participation. Voting on proposals is open to any node holder who has completed KYC identity verification, without requiring full DAO membership. Submitting proposals requires full DAO membership, which in addition to KYC verification requires formal acknowledgement of the Constitution. This structure ensures that all governance participants are identified while keeping the voting process broadly accessible to verified node holders.

Governance proposals are submitted by Ault DAO members and voted on by KYC-verified node holders through an on-chain process. A proposal requires a stake of five hundred thousand AULT Tokens to submit, a default voting window of ten days, a quorum of 20% of eligible Community Nodes, and a simple majority to pass. Any proposal may be blocked regardless of the number of affirmative votes if votes cast as “No With Veto” reach or exceed 33.4% of participating voting power, providing a minority protection mechanism intended to prevent any coordinated group from imposing changes that would harm the broader network.

Ault DAO LLC, as the legal entity supporting the Ault DAO, performs a compliance screening function; it may decline to post a proposal for a vote if the proposal appears to violate applicable law or present a material risk to the network. Ault DAO LLC may not override or negate the outcome of a completed Ault DAO vote; the only veto mechanism is the on-chain process available to voting members described above. Gas fees, which are transaction fees paid to blockchain validators (miners or stakers) to process transactions and execute smart contracts on a network, collected by the network are split 90% to validators and delegators and 10% to the Ault DAO community pool, which is the on-chain treasury governed by Ault DAO members and used to fund grants, liquidity programs, and network development.

Investors should note that we and our affiliates, taken together, hold or may hold a majority of all outstanding Node Licenses, comprising the 500,000 Project Nodes issued to Ault Capital and any Community Nodes acquired by our affiliates. Notwithstanding this aggregate holding, we and all of our affiliated entities intend that the combined voting power exercised by us, collectively, in any Ault DAO governance vote will not exceed 49.9% of the total outstanding Node License votes, regardless of the number of Node Licenses held, such that unaffiliated node holders retain meaningful collective governance authority and no governance outcome can be determined solely by the affiliated group. This voluntary limitation is intended to apply to our company and any and all of our affiliates.

Ecosystem Strategy

Our strategy for Ault Blockchain is to build a network and application ecosystem serving institutional and retail participants in digital asset markets and technology services. The network is designed to launch with core infrastructure and to expand through a phased series of application modules. Planned applications include Ault Markets, a marketplace for tokenized real-world assets and derivatives intended to bridge traditional financial infrastructure with decentralized settlement; a spot decentralized exchange for permissionless trading of digital assets on the network, consisting of: (i) OnlyBulls, a financial data interface and integrated digital asset wallet intended to serve as the primary user gateway to the Ault ecosystem, (ii) Ault Lending, an on-chain borrowing and lending protocol, and (iii) askROI, a distributed AI analytics platform. None of these applications has been launched as of the date of this Annual Report, and there can be no assurance that any planned application will be deployed on the anticipated timeline or at all.

We also intend to pursue cross-chain connectivity, meaning the ability for users to move supported digital assets between the Ault Blockchain and other networks, and to develop relationships with institutional custodians and compliance service providers to support adoption by institutional market participants. Developer grants and ecosystem partnerships are planned as early-stage adoption mechanisms funded through the Ault DAO community pool.

Tokenization and Real-World Assets

Tokenization is the process of representing ownership rights in a real-world asset (an “RWA”) as a digital token on a blockchain. A tokenized asset is a blockchain-based record that corresponds to an underlying interest in a physical or financial asset, such as equity securities, debt instruments, real estate, commodities, or other instruments. Tokenization does not change the legal nature of the underlying asset; rather, it creates a digital representation of that asset that can be transferred, tracked, and settled on a blockchain as opposed to through traditional intermediaries such as brokers, custodians, or clearinghouses. RWAs is the term commonly used in blockchain markets to refer to the class of traditional financial and tangible assets that are represented on-chain through tokenization.

The Ault Blockchain was designed from the outset to support tokenized RWA applications. Several architectural features of the network are specifically relevant to this use case. The network’s KYC requirement for governance participation reflects a broader design philosophy of identity-verified participation, which is a foundational requirement for any compliant tokenized asset ecosystem. EVM compatibility allows issuers and developers to deploy tokenized asset contracts using established smart contract standards widely used for on-chain asset representation. The network’s target transaction confirmation time of approximately one second is intended to support the settlement speed demands of financial market applications.

Our strategic intent for the Ault Blockchain is to position the network as infrastructure for compliant tokenized RWA activity. We intend to develop application layer capabilities that would allow verified participants to issue, transfer, and settle tokenized representations of financial instruments on the network. The scope of intended asset classes includes, but may not be limited to, equities, debt instruments, commodities, and structured products. These application capabilities are in the planning and development stage and have not been initiated as of the date of this Annual Report. There can be no assurance that any particular capability will be developed or made available on any specific timeline, or that the regulatory approvals and legal structures necessary to support any given asset class will be obtained.

The Ault Blockchain is a permissionless network at the application layer, meaning any developer may deploy smart contracts or applications on the network without prior approval from Ault DAO LLC or any affiliate of ours. We do not vet, endorse, or control applications deployed by third parties on the network. See “Risk Factors” for a discussion of regulatory risks specific to tokenized asset activities on the network.

Competition

The Ault Blockchain operates in the market for Layer 1 blockchain infrastructure and digital asset services, competing primarily with other public blockchain networks for developer adoption, application deployment, and network participants. The competitive landscape includes established general-purpose networks, purpose-built financial blockchain networks, emerging Layer 1 and Layer 2 platforms, and private or permissioned blockchain networks deployed by financial institutions, various consortia, and enterprise technology providers. Private and permissioned chains in particular may appeal to institutional participants who prefer a closed network with defined participants and centralized governance over a public network. We believe the primary competitive factors in this market are network security and reliability, transaction throughput and settlement speed, developer tooling and ecosystem depth, regulatory posture and compliance infrastructure, and the breadth of applications available to end users.

We believe the Ault Blockchain’s primary points of differentiation consist of the following: (i) its compliance-oriented design, including the KYC requirement for Node License purchases and Ault DAO governance participation; (ii) its focus on financial market applications and RWA tokenization; and (iii) and its hybrid architecture combining proof-of-stake consensus with a distributed licensed node program. We compete for developer talent, application partnerships, node license purchasers, and institutional relationships with other networks and digital asset businesses. See “Risk Factors” for a discussion of competitive risks.

Regulation

The Ault Blockchain operates across multiple regulatory jurisdictions. The United States, the European Union, the United Kingdom, the Middle East, and the Asia-Pacific region each maintains distinct and evolving regulatory frameworks applicable to blockchain networks, digital assets, and decentralized governance structures. We monitor regulatory developments across these jurisdictions as part of our ongoing compliance efforts.

In the United States, the primary federal regulators with oversight of digital asset markets are the SEC, the CFTC, the Financial Crimes Enforcement Network (“FinCEN”), and the Office of Foreign Assets Control (“OFAC”). The SEC has asserted jurisdiction over digital assets it characterizes as securities under the Securities Act and the Exchange Act. The CFTC has asserted jurisdiction over digital assets it characterizes as commodities.

The regulatory framework for digital assets in the United States continues to evolve, with recent developments reflecting increased coordination among federal regulatory agencies and a growing focus on establishing clearer jurisdictional boundaries and market structure. These developments may contribute to a more consistent and transparent regulatory environment over time; however, the classification, treatment, and regulatory requirements applicable to digital assets remain subject to ongoing interpretation and potential change.

FinCEN has issued guidance applying anti-money laundering and KYC requirements to certain participants in digital asset markets. OFAC administers and enforces economic and trade sanctions programs. We apply KYC and OFAC screening to Node License purchasers and to participants in the Ault DAO’s governance. We operate Ault DAO LLC under Wyoming’s statutory framework for decentralized autonomous organizations formed as limited liability companies, which provides a defined legal structure for the Ault DAO’s contracting and administrative operations.

In the European Union, the Markets in Crypto-Assets Regulation (“MiCA”), entered into force in 2023 and applies uniformly across all EU member states. MiCA establishes a comprehensive licensing and disclosure framework for crypto asset service providers and issuers of asset-referenced tokens and e-money tokens. The AULT Token is not intended to be structured as an asset-referenced token or e-money token under MiCA. In the United Kingdom, the Financial Conduct Authority has established a registration regime for crypto asset businesses and the UK government has indicated its intention to develop a broader regulatory framework for digital assets.

In the Middle East, the United Arab Emirates has developed licensing frameworks for virtual asset service providers through the Dubai Virtual Assets Regulatory Authority and the Financial Services Regulatory Authority of the Abu Dhabi Global Market. Other Gulf Cooperation Council jurisdictions maintain varying regulatory positions on digital asset activities. In the Asia-Pacific region, Singapore regulates digital payment token service providers through the Monetary Authority of Singapore under the Payment Services Act. Hong Kong has established a licensing regime for virtual asset trading platforms. Japan regulates cryptocurrency exchanges and certain digital asset activities under the Payment Services Act and the Financial Instruments and Exchange Act. China has prohibited most digital asset trading and mining activities for persons within its jurisdiction.

We intend for our activities and the controlled access points of the network, including Node License sales and Ault DAO governance participation, to operate in compliance with applicable law across the jurisdictions in which we operate. See “Risk Factors” for a detailed discussion of regulatory risks specific to this business.

Intellectual Property

We do not currently own, and do not have any current plans to seek, patents in connection with our Ault Blockchain operations. We expect to rely on trade secrets, trademarks, service marks, trade names, and other intellectual property rights in connection with this business and expect to license intellectual property rights owned and controlled by others, including open-source software frameworks used in the network’s development.

Precious Metals Treasury Management

Overview

As part of our evolving treasury management strategy, we have initiated a program focused on the acquisition and storage of physical precious metals, specifically silver and gold, to diversify our balance sheet holdings and mitigate risks associated with currency fluctuations and inflation. In the current economic environment, where inflation has persisted above longer-term targets and contributed to concerns over the ongoing devaluation of the U.S. dollar's purchasing power, we view physical precious metals as a prudent hedge. These commodities have historically served as reliable stores of value over many generations, providing a tangible counterbalance to fiat currency risks and macroeconomic uncertainties. This operation will function as an integral component of our overall treasury management system, treating these commodities as strategic assets.

Operations

To execute this program, we intend to partner with precious metals miners and mints, enabling us to source high-quality bullion directly from producers. Acquisitions are expected to be conducted on a systematic basis through a dollar-cost averaging approach, whereby we would make periodic purchases throughout each month to average out costs over time and reduce exposure to short-term market volatility.

All acquired metals would be stored in secure, audited physical vaults managed by reputable third-party custodians, ensuring compliance with industry standards for inventory verification, security, and insurance. To further enhance transparency and risk management, we will require our vaulting and storage partners to maintain rigorous chain of custody protocols, including serialized tracking from acquisition to storage, multi-layered security measures such as 24/7 surveillance and segregated client holdings to prevent commingling.

Further, independent third-party audits will be conducted on a regular basis by accredited firms specializing in precious metals assurance, providing detailed reports on inventory accuracy, purity verification, and overall compliance with international standards like those from the London Bullion Market Association (“LBMA”) or equivalent bodies.

These holdings will be accounted for on our balance sheet at fair market value, with the assets marked to market quarterly based on prevailing market prices (such as LBMA or equivalent benchmarks), and any resulting unrealized gains or losses recognized to reflect current economic conditions and support transparent financial reporting.

Strategic Alignment

This initiative aligns with our broader financial objectives of enhancing long-term shareholder value through the strategic allocation of hard assets to our balance sheet, positioning us to better navigate periods of inflation, currency pressures, and economic volatility by incorporating time-tested stores of value into our treasury reserves.

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

In terms of the businesses in which we have a controlling interest as of December 31, 2025, we believe that these businesses have stable management teams, operate in strong markets with defensible market niches, and maintain long-standing customer relationships.

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

During 2026, we anticipate providing significant new funding to expand Ault Lending’s loan and investment portfolio. Ault Lending loans are made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

Gresham

Overview

Gresham designs, manufactures and distributes purpose-built electronics equipment, automated test solutions, power electronics, supply and distribution solutions, as well as radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry and the healthcare market. Gresham has two subsidiaries, Microsource and Gresham Holdings. Gresham Holdings has three subsidiaries: Relec and Enertec, which are both wholly owned, and Microphase, which is majority owned.

Gresham’s operations consist of three business segments:

•	Radio Frequency Solutions ("RF Solutions"): Consists of Microphase, which is located in Connecticut. Microphase, a BAE Systems Silver Supplier for 2024 and 2025, designs and manufactures custom RF filters, microwave, and millimeter-wave hardware products for defense, aerospace, and telecommunication applications, generating revenue primarily through production contracts for custom engineered components and radar filters.

•	Precision Electronic Solutions: Consists of two subsidiaries and one division. The subsidiaries are Enertec, located in Israel, and Microsource, located in California. Enertec develops and supplies advanced command & control, test and calibration systems for use in failsafe military and medical applications. Microsource develops and manufactures sophisticated tunable Yttrium iron garnets (synthetic ferrimagnetic oxide ceramic filters), oscillators, and low-jitter clock sources for radar used in fighter aircraft and Close In Weapon Systems. Microsource also supplies electronic warfare test systems through the GIGA-tronics division.

•	Power Electronics & Displays: Consists of one subsidiary, Relec, located in the United Kingdom, is a reseller of advanced video display solutions and power conversion systems that distribute and supply continuous, dependable, clean low voltage power.

Gresham is focused on products that are getting “designed-in” for use in military systems such as fighter jets, ships, armored vehicles and missile defense systems, which Gresham’s management believes provide a recurring revenue stream for years to come and reduce competition because the cost of replacing designed in products is prohibitive for both the competition and the customer.

Gresham was incorporated in California on March 5, 1980 as GIGA-tronics Incorporated, and changed its name to Gresham Worldwide, Inc. effective March 1, 2024.

Gresham Holdings Acquisition

On September 8, 2022, Gresham acquired Gresham Holdings. Pursuant to the acquisition, Gresham acquired all of the outstanding shares of capital stock of Gresham Holdings.

In connection with the consummation of the acquisition, Gresham Holdings was deemed to be the accounting acquirer in the acquisition based on an analysis of the criteria outlined in Accounting Standards Codification 805 “Business Combinations.” While Gresham was the legal acquirer in the acquisition, because Gresham Holdings was deemed the accounting acquirer, the historical financial statements of Gresham Holdings became the historical financial statements of the combined company upon the consummation of the acquisition.

Gresham operates both within the United States and at three locations abroad. A summary of Gresham’s locations and high-level review of its operations at each facility is provided in the table below:

Name	Location	Nature of Business
Corporate Headquarters	San Jose , California	Offices
Microsource GIGA-tronics Division	San Jose , California	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing
Microphase Corporation*	Shelton, Connecticut	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing
Enertec Systems 2001 Ltd.	Karmiel, Israel	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing
Relec Electronics Ltd.	Wareham, Dorset United Kingdom	Offices and warehouse operations

__________

*75.35% owned

Gresham’s Voluntary Reorganization under Chapter 11

On August 14, 2024 (the “Petition Date”), Gresham (the “Debtor”), filed a voluntary petition (the “Bankruptcy Petition”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Bankruptcy Court”) for the District of Arizona, Case No. 2:24-bk-06732-SHG (the “Chapter 11 Case”). Since the Petition Date through the date that Gresham emerged from bankruptcy proceedings on November 28, 2025, the Debtor operated its and its subsidiaries’ businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The filing of the Bankruptcy Petition constituted an event of default that accelerated Gresham’s obligations under certain debt instruments:

•	Senior Secured Convertible Note, dated as of October 11, 2023, in the original principal amount of $2,000,000 issued by Gresham to Walleye Opportunities Master Fund, Ltd;

•	Senior Secured Convertible Note, dated as of October 11, 2023, in the original principal amount of $2,000,000 issued by Gresham to Arena Investors, LP;

•	Senior Secured Convertible Promissory Note, dated as of December 31, 2022, in the original principal amount of $4,382,740 issued by Gresham to us;

•	10% Senior Secured Convertible Promissory Note, dated as of December 31, 2022, in the original principal amount of $6,750,000 issued by Gresham to Ault Lending;

•	12% Senior Secured Subordinated Convertible Promissory Note, dated as of October 31, 2023, in the original principal amount of $1,000,000 issued by Gresham to Ault Lending; and

•	12% Senior Secured Subordinated Convertible Promissory Note, dated as of August 14, 2024, in the original principal amount of $2,804,007.52 issued by Gresham to Ault Lending.

The debt instruments set forth above provided that as a result of the Bankruptcy Petition, the principal and interest due thereunder became immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above were automatically stayed as a result of the Bankruptcy Petition, and the creditors’ rights of enforcement in respect of the debt instruments set forth above are subject to the applicable provisions of the Bankruptcy Code. We agreed not to enforce remedies, subject to the terms and conditions of a forbearance agreement.

The Debtor requested relief from the Bankruptcy Court that would enable the Debtor and its subsidiaries (collectively, the “Debtors”) to maintain business-as-usual operations and uphold their commitments to their stakeholders, including the Debtors’ employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, which was granted. While the Chapter 11 Case was pending, the Debtors made no interest payments due under the majority of the Debtor’s debt instruments.

On June 6, 2025, we entered into a settlement agreement with Gresham and its senior secured lenders pursuant in its Chapter 11 bankruptcy proceedings. On August 29, 2025, the United States Bankruptcy Court for the District of Arizona confirmed Gresham’s bankruptcy plan.  Under that plan, Gresham’s senior lenders released Gresham and us in exchange for a settlement payment.  That payment was made on September 30, 2025. Gresham substantially consummated its bankruptcy plan and emerged from bankruptcy on November 28, 2025.”

Industry Background

Gresham’s operations focus exclusively on the market for electronic solutions that support the defense and aerospace industries and other mission critical applications, including medical technology, transportation, and telecommunication. The essential nature of these applications provides a degree of insulation from volatility associated with other segments of the global economy while accounting for stability and steady growth of the addressable market opportunities available in segments that it serves. Demand for purpose-built solutions to meet these requirements continues unaffected, and in many instances increases, in times of global crisis. Total defense spending in the three countries in which Gresham currently operates was estimated to exceed approximately $1.125 trillion in 2024, driven primarily by continued increases in U.S. defense expenditures, which reached approximately $997 billion for the year, according to the Stockholm International Peace Research Institute. Globally, military expenditure reached an estimated $2.7 trillion in 2024, representing a 9.4% year-over-year increase and the highest level on record, reflecting sustained geopolitical tensions and increased procurement activity across North America, Europe, the Middle East, and Asia. Gresham currently supports defense contractors and military programs in more than 15 additional countries, providing exposure to a broad and expanding global defense market. Industry forecasts indicate that global defense spending will continue to grow, with total expenditures projected to reach approximately $2.4–$2.6 trillion annually in 2025–2026, implying a continued multi-year expansion trend supported by modernization programs, supply chain localization, and heightened security priorities among NATO and allied nations. The United States is expected to remain the largest defense spender globally over this period, accounting for a significant portion of total global expenditures and continuing to drive demand for advanced electronic systems, power solutions, and RF technologies, according to the International Institute for Strategic Studies.

The current conflict with Iran, the war in the Ukraine, military reprisals taken by Israel in response to various actions taken in recent years by terrorist organizations sponsored by Iran and tensions with China and in the Middle East have intensified interest and investment in defense platforms throughout the United Kingdom and Europe.

Gresham believes that the increasing emphasis on electromagnetic spectrum operations and close coordination of air, land, sea, space and cyber operations will fuel an increase in defense modernization, force protection and situational awareness, all of which will drive increased spending in procurement of components and systems to enable electronic warfare, countermeasures and unattended solutions. The global defense electronics market was estimated at approximately $231.8 billion in 2024 and is projected to grow to approximately $244.4 billion in 2025 and $257.6 billion in 2026, reflecting a compound annual growth rate of approximately 5% to 6%. Growth in this sector is driven by increased global defense spending, modernization of radar and sensor systems, expansion of electronic warfare capabilities, and rising demand for advanced communications and power solutions. The drive for greater connectivity and analytics will, in Gresham’s management’s belief, in turn increase demand for radio frequency (“RF”) communications, power electronics and electronic control solutions content in new major military platforms, which are the core offerings of Gresham’s operating units.

Thousands of companies compete in this market to deliver electronics solutions to meet defense and other mission critical applications. However, Gresham’s operating units have longstanding relationships with dominant defense contractors in the United States, the United Kingdom, Israel and other countries that hold contracts for major defense platforms with very long life cycles. Gresham’s customers typically have unique needs, and they engage with Gresham in funding development contracts for custom solutions. Once a solution is proven in its application, Gresham typically realizes a secure, recurring revenue stream for products, services and/or repairs for many years (sometimes decades) until the technology becomes outdated. Because Gresham is often sole-sourced for developmental projects, it is unlikely that a competitor will replace such a designed-in product as the cost and re-qualification time to do so is often prohibitive. These relationships enable Gresham to narrow the field of competition considerably and grow based on repeat business with relatively low selling costs. As technology evolves, prime contractors may, over subsequent years, migrate to systems other than those Gresham produces.

Gresham Business Strengths

Gresham has the following core strengths that its management believes gives it a competitive advantage:

•	Developing and producing classified military products requiring a Sensitive Compartmented Information Facility and personnel with appropriate security clearances. These products are designed-in to military systems such as fighter jets, military ships and vehicles.

•	Military grade quality (AS9100), ultra-reliable technology offerings with elegant designs and precision “high touch” manufacture that stand the test of time, narrow the field of competition and command enhanced operating margins.

•	Enduring relationships with “blue chip” customers in the defense market provide stable revenue growth and reduce sales cost.

•	Substantial backlog of orders totaling $31 million as of December 31, 2025 with definite delivery dates for solutions engineered into long life cycle platforms that provide revenue base for years to come. Global operations expand our market opportunities, extend our operational reach and diversify our business base.

Gresham Business Strategies

Gresham’s goal is to become the supplier of choice for larger companies in the defense industry and provide solutions for mission critical applications in health care.

Gresham’s near-term business strategies are focused on developing synergies as a result of the acquisition of Gresham Holdings:

Gresham incurred major overhead expenses being a public company with very limited sales and more recently expending resources borrowed from us and incurred in connection with its filing for bankruptcy under Chapter 11 of the Bankruptcy Code, which occurred on August 14, 2024. Gresham is combining the overhead functions, shrinking its leased facilities and focusing on cost reductions across all subsidiaries; Gresham is prioritizing vertical integration across its portfolio to drive supply chain alignment, leverage shared engineering capabilities, and expand cross-subsidiary business opportunities.

•	Gresham is consolidating duplicate functions, thereby reducing the costs of sales, human resources, information technologies, quality management and contracts administration; and

•	Gresham has consolidated Northern California operations into a smaller shared facility in San Jose, CA with additional engineering resources provided by Digital Power Corporation, thereby reducing operating costs and increasing business development opportunities.

Gresham’s long-term business strategies include the following key elements:

•	maintain, strengthen and expand relationships with current customers, by increasing on-time delivery, diversifying solutions offered and maximizing quality of solutions;

•	designing and developing new technology for advanced radar systems being used in next generation defense and aerospace technology.

•	acquire designed-in products or companies. Gresham believes there are many small well run, profitable defense contractors whose principal owner is nearing retirement which could be attractive acquisition targets;

•	attract new customers through building business development, marketing and sales infrastructure to raise market awareness and identify opportunities early in the design process;

•	take advantage of the cross-selling opportunities among Gresham’s operating subsidiaries to leverage current resources; and

•	enhance Gresham’s geographic footprint by increasing marketing outreach, forming alliances with leading companies located in areas beyond its current reach and acquiring businesses that expand reach into other geographies.

Gresham Business Operations

Gresham conducts its business through its subsidiaries. After the Gresham Holdings acquisition, Gresham aligned the operations of its subsidiaries as follows:

RF Solutions

Microphase focuses on designing, engineering, assembling, tuning and testing components, integrated assemblies and subsystems that detect, filter, analyze and process radio frequency, microwave and millimeter wave signals for defense applications.

Precision Electronic Solutions

In the Precision Electronic Solutions group, Enertec, the GIGA-tronics Division and Microsource focus on designing, engineering, developing and producing turnkey precision electronic solutions for mission critical applications primarily focused on defense customers and large global healthcare customers.

Power Electronics and Display Solutions

Relec distributes power electronics and displays for mission critical applications to customers in health care, transportation, telecommunications and industrial businesses.

Competition

The defense electronic technology solutions industry is highly fragmented and characterized by intense competition. Competition includes thousands of companies located throughout the world, many of which have advantages in terms of labor and component costs, and many of which offer products superior or comparable in quality to Gresham’s products. Each operating subsidiary confronts a different set of competitors depending on solutions offered, vertical markets targeted and geographic scope of operations. Gresham also faces competition from current and prospective customers who may decide to design and manufacture power electronics, communications components and precision electronic solutions needed to satisfy their internal programmatic requirements.

Consolidation in the defense technology solutions market, including through mergers, acquisitions and/or strategic alliances among major primes to whom Gresham sells its products has the potential to intensify the competitive pressures that Gresham faces. Many of Gresham’s existing and potential competitors may be better positioned than it is to acquire other companies, technologies or products. Gresham competes favorably on the basis of multiple factors, including product quality and reliability, technological capabilities, service, past performance, design flexibility and ability to develop and implement complex, integrated solutions customized to its customers’ needs, and cost-effectiveness. Focusing on products with relatively low volumes and high margins enables Gresham’s operating subsidiaries to compete favorably on price against larger companies with much higher indirect cost structures (overhead and G&A) and cumbersome internal bureaucracies. Finally, the fragmentation of the defense technology market also creates opportunities to grow through acquiring competitors and/or potential competitors.

Many competitors have substantially greater financial and marketing resources and geographic presence than Gresham does. However, cost-effective designs, elegant engineering, a collaborative/consultative approach to managing customer relations and a long history of delivering high quality, ultra-reliable, custom designed components and subsystems have enabled Gresham to compete effectively and carve out a defensible niche position against competitors with more resources.

RiskOn International, Inc.

Overview

RiskOn International, Inc. (“ROI”), operates primarily through its wholly owned subsidiary, BitNile.com, Inc. (“BNC”). BNC is engaged in the development of an online predictions market platform (the “Platform”). A predictions market is an online marketplace in which registered users take positions on the probable outcome of future real-world events such as elections, sporting competitions and macroeconomic data releases and receive settlements determined by verified actual results. The Platform is located at BitNile.com and is intended to be accessible via any internet-connected device using any standard web browser, without requiring downloads or dedicated applications.

The Platform represents a fundamental repositioning of BNC’s business. BNC has discontinued its prior sweepstakes gaming operations and is currently developing the BitNile.com platform as a predictions market. The Platform is currently in alpha testing and is accessible only to a limited number of users in jurisdictions where such access is permitted under applicable law. BNC intends to expand availability of the Platform upon completion of its technical build-out and satisfactory compliance with applicable regulatory requirements. The Platform will be available only in jurisdictions where predictions market operations are permitted under applicable federal and state law in the U.S., and elsewhere under applicable national law.

BNC’s planned Platform features include:

•	Predictions markets: The Platform will enable users to take positions on the outcome of real-world events across multiple categories, which may include political and electoral events, sports and competitive events, and macroeconomic or financial data releases. Users who correctly anticipate an outcome will receive a settlement based on the terms of the applicable market contract.

•	Market discovery and tracking: The Platform is designed to allow users to browse available event markets, monitor open positions, and review the settlement history of completed markets, providing transparency into market activity and outcomes.

•	Account management: Registered users will be able to maintain an account balance, fund positions, and withdraw settled proceeds through the Platform, subject to applicable verification, regulatory, and geographic eligibility requirements. Access to the Platform will be restricted to users located in jurisdictions where the Platform’s operations are authorized under applicable law.

Business Strategy

The predictions market industry in the United States is an emerging and rapidly developing segment of the broader financial technology market, driven by increased public interest in event-driven financial products and a developing federal regulatory framework that has begun to provide greater clarity for domestic operators. BNC’s business strategy is centered on establishing the Platform as a predictions market destination for retail participants seeking to express views on real-world event outcomes.

The strategic priorities for the development and growth of the Platform include: (i) completing the technical build-out and launching the Platform to registered users in compliance with applicable regulatory requirements; (ii) establishing sufficient market depth and liquidity across the initial set of available event categories; (iii) developing a user acquisition strategy appropriate to the Platform’s regulatory and geographic operating parameters; and (iv) pursuing integrations with third-party data providers that supply verified real-world event outcomes to the Platform’s settlement system.

Competition

BNC will face competition from both established predictions market platforms and new entrants as the industry continues to develop. It will compete with Kalshi, Inc., a federally regulated designated contract market, meaning a trading facility formally authorized by the CFTC, the federal agency that oversees commodity and derivatives markets in the United States, to offer event contracts to domestic retail users. BNC will also compete with offshore platforms such as Polymarket, which does not currently serve United States users due to regulatory constraints, as well as a number of smaller forecasting and prediction platforms operating under varying frameworks across multiple jurisdictions. Certain competitors, including Kalshi, have already obtained formal CFTC regulatory authorization, which may provide those competitors with a structural advantage in accessing the domestic retail market. BNC’s ability to compete effectively will depend on the regulatory pathway available to BNC, the breadth and liquidity of markets offered, the quality and reliability of the user experience and BNC’s ability to attract and retain users in a market that includes well-capitalized participants. There can be no assurance that BNC will compete successfully with established platforms or achieve sufficient scale to sustain its operations.

Regulatory Environment

As the predictions market industry continues to develop, regulatory considerations represent one of the most significant factors shaping the competitive landscape and BNC’s operating strategy.

Present Regulatory Challenges

The regulatory classification of predictions market platforms in the United States remains subject to significant uncertainty. Predictions markets may, depending on their structure and the nature of the contracts offered, be subject to regulation as event contracts under the Commodity Exchange Act (the “CEA”), administered by the CFTC; as gambling or gaming activities under applicable state law; or under a combination of federal and state frameworks. In 2024, a federal court affirmed the right of Kalshi, Inc. to offer election-related event contracts as a CFTC-regulated designated contract market, resolving a specific area of uncertainty at the federal level. However, that ruling does not establish a comprehensive framework applicable to all predictions market operators or contract types, and the CFTC retains broad authority to determine which contracts are permissible and under what conditions.

Data privacy and user verification requirements also present ongoing compliance obligations. Platforms that accept user funds and settle financial positions are subject to KYC and AML requirements, which refer to the regulatory obligations to verify the identity of users and monitor for suspicious financial activity. BNC intends to implement a user verification process consistent with applicable law prior to accepting live user positions on the Platform.

Future Regulatory Challenges

As the predictions market industry matures, additional regulatory questions are likely to emerge. At the state level, certain jurisdictions may independently characterize predictions markets as gambling or gaming activities subject to state licensing requirements, separate and apart from any federal commodity law analysis. Payment processing and banking access may draw increased regulatory scrutiny as the volume of funds flowing through predictions market platforms grows. Emerging contract structures and digital settlement formats may require additional guidance from federal and state regulators to determine their proper classification. BNC intends to monitor regulatory developments across all jurisdictions in which the Platform operates and to seek required authorizations before expanding into new markets or contract categories. There can be no assurance that BNC will obtain all required authorizations, that the regulatory environment will not change in ways adverse to BNC’s business model, or that BNC will not be subject to regulatory inquiry or enforcement action, any of which could materially and adversely affect BNC’s business, financial condition, and results of operations.

askROI

askROI, Inc. (“askROI”) is a company that has developed and maintains an AI productivity platform. Artificial intelligence refers to computer systems designed to perform tasks that typically require human intelligence, such as reading and understanding text, answering questions, summarizing information, writing content, and carrying out complex analytical tasks. The askROI platform makes a range of AI tools available to individual users, business professionals, and entrepreneurs through a website at askroi.com and through free applications available for download on the Apple App Store and Google Play Store. As of March 2026, the platform had surpassed 1.3 million cumulative downloads since its commercial launch in April 2025. The platform is built and maintained by MeetKai, Inc. (“MeetKai”), a third-party technology development company; askROI retains ownership of the platform’s intellectual property.

The central feature of the askROI platform is the ability for users to choose from and interact with multiple LLMs within a single application. An LLM is a type of AI system trained on large volumes of text that can read questions written in plain English, generate written responses, summarize documents, produce original content, assist with writing and coding, and perform detailed research and analysis. Rather than offering access to only one such system, askROI makes a selection of leading AI models from multiple providers available within the platform, and each user decides which model to use for a given task. Users may switch between models at any time, including in the middle of an active conversation, and the conversation continues without interruption so that the user does not lose the context of what has already been discussed. The platform may retain information from prior conversations to provide more relevant and personalized responses over time. The platform is designed so that new AI models can be added as they become available, allowing users to access the latest AI systems without needing to change applications. askROI does not build or train the AI models it offers; it provides the interface and tools that allow users to access and work with models built by third-party AI companies.

In addition to AI model access, the platform includes a set of productivity tools. Users may upload their own documents, including files such as PDFs, spreadsheets, and presentations, so that the AI can read and reference those materials when answering questions or producing analysis. The platform also supports images and voice: Users may ask the platform to analyze or generate images, convert spoken words to text, or work with visual content alongside written prompts. For users who need to run calculations or analyze data, the platform includes the ability to write and run Python code, which is a widely used computer programming language suited to data analysis and financial modeling, directly within the AI interface. The platform also supports team use through shared group chat environments where multiple users can work together, share files, search past conversations, and receive AI-generated responses within a shared workspace.

The platform additionally supports AI agents. An AI agent is a program that can carry out a series of steps on its own to complete a task, with limited need for the user to direct each step individually. askROI has developed AI agent capabilities focused on automating customer service and business workflow tasks, and has deployed these agents within the Hyperscale Data family of companies. Users may also connect the platform to outside tools and data sources, allowing the AI to draw on information from those sources when generating responses.

OnlyBulls (onlybulls.com) is a consumer-facing financial research application developed and operated by askROI. OnlyBulls is described separately in this Annual Report.

Business Strategy

askROI’s strategy is focused on making AI tools accessible to a broad range of individual users and professionals, rather than targeting a single industry or customer type. The platform is available at no cost to download, with additional features available through a paid subscription model. askROI believes that offering users a choice of AI models from multiple providers, rather than locking them into a single AI system, makes the platform more useful and more durable over time as the AI technology market continues to change rapidly.

Key elements of askROI’s strategy include the following. askROI intends to continuously add new AI models to the platform as leading systems are released by third-party AI providers, so that users can always access the most capable tools available without switching platforms. askROI plans to expand the platform’s features over time, including through further development of AI agent capabilities, additional tools for working with documents and data, and expanded connections to outside services and applications. askROI also intends to build additional purpose-built consumer applications on top of the platform, as it has done with OnlyBulls, to serve users in specific markets with tailored product experiences. Ongoing development will continue in partnership with MeetKai, guided by user feedback and real-world usage data.

Competition

The market for AI productivity applications is highly competitive and changing quickly. askROI competes with AI tools and applications offered by large technology companies and by the companies that built the underlying AI models, many of which have far greater financial resources, established customer relationships, and brand recognition than askROI does. Some of these competitors have begun offering users the ability to choose between multiple AI models within their own platforms, which may reduce one of askROI’s points of differentiation.

askROI believes its primary competitive advantages consist of: (i) the ability for users to choose directly from a range of AI models provided by multiple companies within a single platform; (ii) a broad set of productivity tools that go beyond basic AI chat, including document analysis, data tools, team workspaces, and AI agents, and (iii) wide distribution through the Apple App Store and Google Play, which has enabled organic growth to result in more than 1.3 million downloads since April 2025. askROI’s ability to maintain its competitive position will depend on its continued ability to add new AI models quickly, expand its feature set, and build user loyalty before larger and better-funded competitors replicate its offerings.

Regulatory Environment (Present and Future)

The rules and laws that apply to AI technology are changing rapidly in the United States, member states of the European Union, and other countries. Governments are developing new requirements related to how AI systems operate, how user data is protected, and what disclosures must be made to users about AI-generated content. For example, the European Union’s Artificial Intelligence Act, which has begun to take effect in phases, creates different compliance requirements depending on how an AI system is used and the level of risk it poses. Several U.S. states have also passed or are considering laws related to AI systems and consumer data privacy.

Because askROI does not build the underlying AI models it offers but instead provides a platform through which users interact with models built by other companies, there is legal uncertainty about whether askROI would be treated as an AI developer, a company that deploys AI tools built by others, or both under applicable law. This distinction may affect what compliance obligations apply to askROI. askROI follows regulatory developments through industry groups and outside advisors and uses data encryption, access controls, and data management policies to protect user information. Future changes in applicable law could require askROI to modify features, increase its compliance spending, or limit the availability of the platform in certain markets, any of which could adversely affect its business.

askROI – OnlyBulls

Overview

OnlyBulls (onlybulls.com) is a consumer-facing financial research and market intelligence platform developed and operated by askROI. The platform is built primarily around market data, charting, and portfolio monitoring tools, with an integrated AI-powered research assistant as one component of the broader product experience. OnlyBulls is designed for individual investors and retail market participants who want a single mobile-first application for tracking securities and digital assets, conducting independent research, and managing a self-custody digital asset wallet. The platform does not function primarily as an AI product; rather, it uses AI as one tool within a broader set of financial research and monitoring capabilities focused on publicly available market information.

The OnlyBulls platform currently provides users with the following capabilities: (i) access to real-time and historical financial market data and interactive price charts, (ii) the ability to create and manage personalized watchlists of securities and digital assets of interest, and (iii) an integrated AI-powered research assistant that enables users to conduct independent investment research using natural language queries. The platform does not currently offer the ability to purchase, sell, or otherwise execute trades in securities. OnlyBulls is designed and operated as a research, monitoring, and market intelligence tool and does not function as a broker-dealer or investment adviser.

Market data and pricing information displayed on the OnlyBulls platform are sourced through one or more third-party market data providers that aggregate and distribute equity, options, foreign exchange and digital asset pricing information. Interactive charting functionality is delivered through an integration with one or more third-party financial charting and data visualization platforms. askROI does not control the underlying data infrastructure of these providers and relies on each provider's continued service availability and compliance with applicable data licensing arrangements. askROI may add, replace, or remove data and charting providers over time as it evaluates service quality, pricing, and coverage.

The AI research assistant embedded within OnlyBulls is powered by the askROI platform and operates on the same LLM (a type of AI system trained on large volumes of text data that can interpret questions and generate written analysis) infrastructure described above. Users may direct queries to the research assistant regarding publicly available market data, company fundamentals, sector conditions, macroeconomic trends, and other investment-relevant topics. Outputs generated by the research assistant are intended to support users’ own independent analysis and are not intended to constitute, and should not be construed as, personalized investment advice.

DeFi Self-Custody Digital Asset Wallet

In addition to its market intelligence features, OnlyBulls includes a fully functional decentralized finance, or DeFi, self-custody digital asset wallet. Decentralized finance refers to financial services and applications, such as asset swaps, transfers, and holdings management, that operate through software on a blockchain without reliance on a traditional bank or centralized financial intermediary. A self-custody wallet is one in which the user, and not any third party, holds effective control over the digital assets held within it.

The OnlyBulls wallet is built on an embedded wallet architecture, which means the wallet is integrated directly into the application and users do not need to install separate software or manage a traditional seed phrase. A seed phrase is a sequence of words historically used as a master backup for self-custody wallets; embedded wallet infrastructure replaces this model with modern authentication methods such as email login, social login, biometric verification and passkeys. The private key underlying the wallet, which is the unique cryptographic code that authorizes transactions, is managed through a combination of hardware-secured environments and distributed key management techniques provided by Privy, Inc. (“Privy”), askROI’s wallet infrastructure provider, such that no single party, including askROI or Privy, ever holds the complete key. Users access and control their wallet through their authenticated login credentials rather than through direct management of a private key or seed phrase.

Users are solely responsible for maintaining access to the authentication credentials they use to access their wallet, including their email account, linked social media login, passkey, or any multi-factor authentication method configured on their account. askROI does not independently custody user assets and cannot restore access to a wallet or recover digital assets on a user’s behalf in the event that authentication credentials are lost, compromised, or otherwise rendered inaccessible. Users who wish to hold their private key directly may export it through a key export function, after which the user assumes full responsibility for that key and all risks associated with its storage and safekeeping.

Users of the OnlyBulls wallet may exchange one digital asset for another directly within the platform through an integration with one or more decentralized exchange aggregators. A decentralized exchange aggregator is a service that sources available liquidity from multiple digital asset trading venues simultaneously in order to execute asset swaps at competitive rates without routing transactions through a single centralized intermediary. These swap transactions are settled on the applicable blockchain network and are subject to network transaction fees, commonly referred to as gas fees, as well as the availability of liquidity across the venues accessed by the applicable aggregator.

Users may also convert traditional fiat currency, such as U.S. dollars, into digital assets through on-ramp and off-ramp services and vice versa. An on-ramp service allows a user to purchase digital assets using traditional payment methods; an off-ramp service allows a user to convert digital assets back into traditional currency. These conversion services are provided through arrangements with one or more third-party payment and conversion service providers. The identity and number of these providers may change over time as askROI evaluates service quality, compliance posture, fee structures, and geographic availability.

Circle 8

Description of the Business

Headquartered in Houston, Circle 8 is a premier lifting services provider serving clients in Texas, Oklahoma, Louisiana and New Mexico with five strategically located branches in Texas and Oklahoma. Its modern fleet consists of 47 mobile all-terrain cranes, with lifting capacities of up to 350 tons that provide services across the Eagle Ford, Permian, Delaware and Haynesville basins. Circle 8’s fleet consists of Grove, Liebherr, Xuzhou Construction Machinery Group and other leading original equipment manufacturers (“OEMs”). In 2025, Circle 8 continued its fleet optimization strategy by selectively disposing of certain underutilized and maintenance-intensive cranes. Management conducted a detailed review of fleet utilization, maintenance costs and market demand and elected to sell specific units that were not achieving targeted utilization levels or required disproportionate maintenance expenditures. This disciplined approach allowed the Company to improve overall fleet utilization, reduce maintenance costs and redeploy capital toward more productive assets within the fleet.

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

Competitive Advantage

Circle 8’s operating experience and the mid-sized diverse fleet that it has developed serves the oil service and petrochemical industries, providing full-service lifting solutions with an industry leading safety record. Key strengths of Circle 8 include:

•	Leading lifting solutions platform

○	Leading provider of comprehensive lifting solutions to diversified end markets, including oil & gas and with expanding operations in infrastructure, plant turn-around and commercial/industrial construction; and
○	Leading market position with five branches strategically located throughout Texas and Oklahoma.

•	Industry leading safety record, commitment and policy

○	Safety is a core value and Circle 8 is a market leader in employee training and practices; and
○	Dedicated team focused on safety programs.

•	Proven strength of management, recently enhanced and augmented

○	Proven ability to navigate a secular downturn by maintaining strong customer relationships and scale operations to capture additional market share;
○	Seasoned industry leaders who have positioned Circle 8 for future growth; and
○	Additional advisory team to supplement full time management with strategic industry knowledge, contacts and corporate transaction capability.

•	High quality fleet with the opportunity to expand creates a barrier to entry. Circle 8’s fleet of 47 cranes, as of the date of this Annual Report, represent all-terrain cranes with a combined average age of 10 years and capacity of up to 350 tons.

•	Diversified blue-chip customers

○	Entrenched provider to leading, well-capitalized oil and gas industry operators in Texas, New Mexico, Louisiana and Oklahoma;
○	Diverse customer base with minimal customer concentration risk; and
○	Longstanding relationships enable company to easily scale up operations with customers’ demands in the oilfield (upstream), commercial, construction, refining & marketing (downstream) and wind energy markets.

•	Compelling utilization and financial profile
○	Recently downsized underutilized cranes to return to pre-pandemic fleet utilization over 160%; and
○	Substantial upside remains as Circle 8 efficiently relocates and repurposes its fleet across geographies and end markets.

Industry

Over the past twelve months, the U.S. lifting solutions and equipment rental industry has continued to evolve through consolidation, capital investment and shifting end-market demand. In 2025, Herc Holdings completed the acquisition of H&E Equipment Services in a transaction valued at approximately $5.3 billion, further strengthening Herc’s position among the largest equipment rental companies in North America and highlighting the continued consolidation occurring among large national rental operators.

Despite this consolidation activity among national equipment rental companies, the lifting solutions industry remains highly fragmented, consisting of a small number of large national rental platforms alongside numerous regional and locally owned crane and lifting service companies. Regional providers such as Circle 8 continue to play an important role in delivering specialized lifting expertise, certified operators and project-specific lifting solutions that large national rental companies often do not provide.

Demand for lifting solutions during 2025 remained supported by activity in infrastructure construction, petrochemical and refining projects, energy development, and industrial facility expansion. Federal infrastructure spending programs and continued investment in domestic energy production have helped sustain demand for lifting services across many U.S. markets. At the same time, certain segments of commercial construction have experienced slower growth due to elevated interest rates, higher borrowing costs and tighter capital markets.

Looking forward over the next twelve months, the industry faces heightened uncertainty related to geopolitical developments and global energy market volatility. Recent developments involving Iran and Venezuela have the potential to influence global oil supply and pricing dynamics. Higher oil prices may stimulate drilling, infrastructure development and refinery maintenance activity in North America, which historically increases demand for crane and lifting services. However, geopolitical instability or economic disruptions could also delay or reduce capital investment in construction and industrial projects.

In addition to geopolitical uncertainty, equipment procurement costs continue to be influenced by global supply chain conditions, tariffs and foreign currency fluctuations. A significant portion of mobile cranes used in the United States are manufactured in Europe, particularly in Germany. Tariffs on imported heavy equipment and the relative strength of the Euro against the U.S. dollar have contributed to increased purchase costs for new cranes and replacement components. These factors may continue to influence fleet replacement cycles and capital investment decisions across the industry.

Despite these near-term uncertainties, long-term demand for lifting solutions remains supported by structural growth drivers including U.S. infrastructure investment, liquid natural gas export facility development, petrochemical plant expansions, renewable energy projects and continued growth in large-scale industrial and data center construction.

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

While the oil and gas sector remains an important component of Circle 8’s operations, Circle 8 has undertaken strategic initiatives to diversify its end markets and customer base in order to reduce exposure to cyclical fluctuations in upstream energy activity. Management has focused on expanding Circle 8’s business development efforts into additional sectors that require complex lifting solutions and experienced operators.

These diversification efforts include pursuing projects in refinery and petrochemical maintenance, plant turn-around work, industrial facility construction, infrastructure development and renewable energy projects such as wind energy installation and maintenance. These markets provide opportunities for long-duration projects, recurring maintenance work and infrastructure development that complement Circle 8’s traditional oilfield lifting services.

Circle 8 has also focused on securing master service agreements and strengthening relationships with customers operating across these diversified sectors. These agreements provide greater visibility into future project opportunities and allow Circle 8 to deploy its fleet across a wider range of lifting applications.

In addition, Circle 8 continues to invest in operational systems, fleet management processes and scheduling capabilities designed to improve equipment utilization and operational efficiency. These initiatives allow Circle 8 to allocate cranes more effectively across geographic markets and industry sectors while seeking to maximize fleet productivity.

Management believes that expanding into infrastructure, industrial construction, plant maintenance and renewable energy projects will help stabilize revenue streams, reduce dependence on oilfield activity cycles and allow Circle 8 to maximize utilization of its fleet.

In addition to expanding the existing business, Circle 8 will seek to make additional forays into infrastructure construction, refinery and manufacturing plant turn-around projects and industrial facility construction as additional equipment becomes available and market opportunities develop.

Customers

With a focus on the oil services sub-segment of the lifting solutions business in the Eagle Ford, Haynesville, Permian, Delaware and Anadarko basins, Circle 8 has a diversified base of blue-chip customers in Texas and Oklahoma. While about a third of its sales are expected to be made up from six of the largest players in the industry, the remaining two thirds of sales will be highly diversified, leading to minimal concentration risk. With its longstanding relationships with blue-chip customers and incoming fleet units, Circle 8 believes it has the ability to scale up sales with these customers locally and most likely into other adjacent areas.

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

TurnOnGreen

TurnOnGreen, Inc., a Nevada corporation, through its wholly owned subsidiaries Digital Power and TOG Technologies (collectively, “TurnOnGreen”), is an emerging provider of premium power electronic and electric vehicle (“EV”) charging solutions. TurnOnGreen designs, develops, manufactures and sells highly engineered, feature-rich, high-grade power conversion systems and power solutions for mission-critical, life-sustaining, and lifesaving applications across a variety of sectors, particularly those operating in demanding and harsh environments. TurnOnGreen serves a broad range of markets, including defense and aerospace, medical and healthcare, industrial applications, telecommunications, e-Mobility, and original equipment manufacturer (“OEM”) solutions. TurnOnGreen’s products are highly adaptive, featuring customized firmware meticulously configured to meet the specific requirements and challenges of its customers’ applications. Approximately 17% of TurnOnGreen’s revenue is generated by core power technologies to deliver comprehensive EV charging infrastructure and subscription-based charging network management services for residential, fleet, hospitality, workplace, healthcare, municipal and educational environments including universities and schools.

Digital Power offers a broad range of rugged power solutions for the defense and aerospace market. These solutions feature the ability to withstand harsh environments. For more than 50 years, Digital Power has provided rugged products and custom power solutions designed end-to-end for military and aerospace applications. Digital Power offers a wide variety of units designed to comply with the most demanding United States and international military standards.

In addition, Digital Power provides a comprehensive range of integrated power system solutions that are designed to meet the diverse and precise needs of its customers with the highest levels of efficiency, flexibility and scalability. Digital Power designs, develops and manufactures custom power systems to meet performance and/or form-factor requirements that cannot be met with standard power products. These power system solutions are designed to function reliably in harsh environments associated with defense and aerospace applications, while also being utilized for applications ranging from industrial and telecommunications equipment to medical instrumentation. TurnOnGreen believes that Digital Power’s power products are highly adaptive and feature digital power management and software configurations that allow them to achieve higher power efficiency to meet the requirements of both its customers and its OEMs. In addition to Digital Power’s custom power system solutions, it also provides a wide range of industry-standard power products. These products include their alternating current (“AC”) into a stable direct current (“DC”) voltage open-frame product series, which TurnOnGreen believes to be among the industry’s leading power switchers in terms of power efficiency. The open-frame products are deployed in highly compact form factors and modular power series that support configurable multiple DC outputs. Additionally, Digital Power offers high-power and high-voltage laser power supplies tailored to meet the unique requirements of medical, dental, and industrial pulsed energy systems. Digital Power’s expertise also encompasses high-performance and high-power data-center power supplies, semiconductor fabrication equipment power source supplies, desktop power supplies, and a comprehensive range of value-added customized AC/DC and DC/DC ruggedized power supply and system solutions.

Digital Power’s power products serve a wide range of applications across several critical industries. In the defense and aerospace industry, typical applications include mobile and ground communications systems, naval power conversion, automated test and simulation equipment for weapon systems, combat and airborne power supplies, radar array power sources, tactical gyro position and navigation systems and active protection systems for tactical vehicles. In the industrial and telecommunications industry, typical applications include packaging equipment, laboratory and diagnostic equipment, industrial laser drivers, data center computing infrastructure and turbomachinery control solutions. In the medical and healthcare industry, typical applications include portable oxygen concentrators, patient monitoring systems, pulsed laser drivers for dental and surgical treatments, DNA sequencers, medical beds, and ultrasound systems.

TOG Technologies provides EV drivers and site hosts with convenient, reliable, and high-speed charging solutions. TOG Technologies designs, manufactures, resells, owns, operates and supplies Level 2 AC and direct current fast charging (“DCFC”) equipment for residential, commercial, and fleet applications. Its Level 2 charging systems are deployed at single-family homes, multi-family residences, hospitality and healthcare facilities, retail properties, municipalities, schools, workplaces and fleet depots. Its DCFC systems are designed for high-traffic urban, suburban, corridor, destination, and fleet locations where rapid charging and high utilization are essential. TOG Technologies also offers a charger-as-a-service model in which customers receive charging hardware bundled with access to the TOG Technologies network.

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

The Michigan Facility is subject to a final corrective measures plan with the EPA. The seller performed remedial activities at the Michigan Facility relating to historical soil and groundwater contamination and Sentinum is responsible for ongoing monitoring and final remediation plans. We estimate the cost of the environmental remediation obligation is approximately $0.4 million and reflects our best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and ACS’s time frame for remediation. We may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

Gresham

Gresham must meet applicable regulatory, environmental, emissions, safety and other requirements where specified by the customer and accepted by it or as required by local regulatory or legal requirements. The products that Gresham markets and sells in Europe may be subject to the 2003 European Directive on Restriction of Hazardous Substances (“RoHS”), which restricts the use of six hazardous materials in the manufacture of certain electronic and electrical equipment, as well as the 2002 European Directive on Waste Electrical and Electronic Equipment (“WEEE”), which determines collection, recycling and recovery goals for electrical goods. In July 2006, our industry began phasing in RoHS and WEEE requirements in most geographical markets with specific emphasis on consumer-based products. Gresham believes that RoHS and WEEE-compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements. REACH Registration, Evaluation, Authorization and Restriction of Chemicals Registration, is a European Union regulation dating from December 18, 2006. REACH addresses the production and use of chemical substances, and their potential impacts on both human health and the environment.

In addition to these requirements for Gresham’s dealings with customers in the EU, similar regulatory mandates from the United States, the United Kingdom and Israel apply to all Gresham operating subsidiaries. Gresham has structured operations to comply with these requirements and has experienced little to no impact on lead times or prices. Given the applicability of these requirements to all competitors alike, Gresham believes that compliance has had no impact on the competitive position of any operating subsidiary.

Some of Gresham’s products are subject to the International Traffic in Arms Regulation (“ITAR”), which is administered by the United States Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services and foreign production. Gresham obtains required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged time period. If the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on Gresham’s business, financial condition, and operating results. Any future restrictions or charges may be imposed by the United States or any other foreign country. In addition, from time to time, Gresham enters into defense contracts to supply technology and products to foreign countries for programs that are funded and governed by the United States Foreign Military Financing program.

Gresham is also subject to heightened government scrutiny of its operations pursuant to certain of its contracts.

Gresham’s businesses are heavily regulated in most of its markets. Gresham transacts with numerous U.S. Government agencies and entities, including but not limited to the U.S. Department of Defense (“DoD”), branches of the U.S. military and the Department of Homeland Security. Similar government authorities exercise similar regulatory oversight in Gresham’s non-U.S. markets.

Government Contracts

The governments of the U.S., U.K. and Israel may terminate any of Gresham’s applicable operating subsidiaries’ government contracts at their convenience, as well as for default based on its failure to meet specified performance requirements. If the U.S. Government terminated any of Gresham’s contracts for convenience, Gresham generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of Gresham’s government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and could require Gresham to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold Gresham liable for damages resulting from the default. Similar provisions apply to Gresham’s contracts with other governments and to Gresham’s subcontractors with major defense contractors who provide systems or military platforms directly to the government.

Power Electronics

In all of Gresham’s markets in the U.S., Gresham’s commercial power electronics offerings must comply with safety, energy use and operational performance regulations and standards (IEC/EN/UL/CSA) issued and administered by international standards organizations. In the U.S., the Department of Energy, the Environmental Protection Agency and the Federal Communications Commission mandate and enforce compliance with these standards. Outside the U.S., various government agencies in the U.K., the EU and Israel mandate and enforce compliance with these international requirements for safety, energy use and operational performance. In commercial markets, Gresham’s suppliers bear most of the expense of compliance with international standards as a standard cost of business. Given the universal application of these requirements, the costs of compliance do not create any competitive disadvantage because all competitors must comply to sell into the market.

Environmental

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

These regulatory mandates apply to all of Gresham’s operating subsidiaries. Gresham has structured operations to comply with these requirements and has experienced little to no impact on lead times or prices. Give the applicability of these requirements to all competitors alike, compliance has had no impact on the competitive position of any operating subsidiary.

Non-U.S. Sales

Gresham’s non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.

TurnOnGreen

TurnOnGreen’s businesses are heavily regulated in many of the markets in which it operates. TurnOnGreen develops and supplies power electronics products primarily used for power conversion. As a result, TurnOnGreen must comply with numerous standards governing electronic safety designed to protect the health of humans and animals. TurnOnGreen serves diverse markets including automotive, defense and aerospace, medical and healthcare as well as industrial and telecommunications, each of which is subject to its own set of safety regulations and standards.

Government Contracts. The U.S. Government, and other governments, may terminate any of TurnOnGreen’s government contracts at their convenience, or for default based on a failure to meet specified performance requirements. If any of TurnOnGreen’s U.S. Government or foreign government contracts were terminated for convenience, TurnOnGreen would generally be entitled to receive payment for work completed and allowable termination or cancellation costs. If a government contract were terminated for breach or default, the U.S. Government or foreign government would generally pay only for work that has been accepted and may require TurnOnGreen to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government or foreign government may also hold TurnOnGreen liable for damages resulting from the default.

Medical Device Power Supplies. TurnOnGreen’s medical power supplies must incorporate one or more means of protection (“MOP”) to prevent electrical shock. A MOP may include safety insulation, protective earth, defined creepage distance, air gaps (clearance), or other protective impedances. These protections may be used in various combinations such that if one protection fails, another remains in place. TurnOnGreen’s medical power supplies must comply with standards that distinguish between operators and patients, resulting in classifications known as “means of operator protection” and “means of patient protection.” Patient protection requirements are more stringent because patients may be physically connected to equipment through an applied part and may be unconscious when a fault occurs.

Environmental. TurnOnGreen is subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, disposal, and remediation of hazardous substances and wastes. TurnOnGreen continually assesses its compliance status and environmental management practices to ensure its operations comply with applicable environmental laws and regulations. Investigation, remediation, and operation and maintenance costs associated with environmental compliance and site management are a normal and recurring part of TurnOnGreen’s operations.

Non-U.S. Sales. TurnOnGreen’s non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies, including regulations relating to import and export controls, tariffs, foreign investment, exchange controls, anti-corruption laws, and the repatriation of earnings. Non-U.S. sales are also subject to currency, political and economic risks.

Other Compliance Matters

In addition, TurnOnGreen is subject to the local, state, national, and international laws and regulations of the jurisdictions in which it operates, including those governing commerce, intellectual property, trade, health and safety, contracts, privacy and communications, consumer protection, web services, taxation, corporate governance and securities laws. These laws and regulations may change over time. Unfavorable changes in existing or new laws and regulations could increase TurnOnGreen’s cost of doing business and impede its growth.

Research and Development

During the years ended December 31, 2025 and 2024, we spent approximately $4.8 million and $11.0 million, respectively, on research and development.

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

Employee Profile

As of December 31, 2025, we had 612 employees located in the U.S., Israel and the U.K., of whom 57 were engaged in engineering and product development, 36 in sales and marketing, 448 in general operations and 71 in general administration and finance. All but 50 of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

As of December 31, 2025, approximately 27% of our current workforce is female, 73% male, and our average tenure is 5.2 years, an increase of 49% from an average tenure of 3.5 years as of December 31, 2024.

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

As of December 31, 2025, we had federal and state net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $300.8 million and $342.2 million, respectively, after application of the limitations set forth in Section 382 of the Internal Revenue Code. In accordance with Section 382, future utilization of our NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. We also maintain NOLs in various foreign jurisdictions.

Risks Related to Our Indebtedness and Liquidity

We will need to raise additional capital to fund our operations in furtherance of our business plan.

Until we are profitable, we will need to raise additional capital in order to fund our operations in furtherance of our business plan. The proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

If we are unable to comply with the covenants or restrictions contained in the Loan Agreement with our senior secured lender, the lender could declare all amounts outstanding under the Loan Agreement to be due and payable and foreclose on its collateral, which could materially adversely affect our financial condition and operations.

As previously announced, on December 14, 2023, we, along with our wholly owned subsidiaries Sentinum, ACS, BNI Montana, Ault Lending, Ault Aviation and AGREE, entered into the Loan Agreement with institutional lenders, pursuant to which Ault & Company borrowed $36 million and issued Secured Notes to the lenders in the aggregate amount of $38.9 million. Pursuant to the Loan Agreement, we, and the other Guarantors, agreed to act as guarantors for repayment of the Secured Notes. In addition, certain Guarantors entered into various agreements as collateral in support of the guarantee of the Secured Notes, including (i) a security agreement by Sentinum, pursuant to which Sentinum granted to the Lenders a security interest in (a) the Miners, (b) all of the digital currency mined or otherwise generated from the Miners and (c) the membership interests of ACS, (ii) a security agreement by the Company, Ault Lending, BNI Montana and AGREE, pursuant to which those entities granted to the lenders a security interest in substantially all of their assets, as well as a pledge of equity interests in Ault Aviation, AGREE, Sentinum, Ault Energy, Eco Pack Technologies Limited, and Circle 8 Holdco, (iii) a future advance mortgage by ACS on the Michigan Property, (iv) an aircraft mortgage and security agreement by Ault Aviation on the Aircraft, and (v) deposit account control agreements over certain bank accounts held by certain of our subsidiaries. The Loan Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default.

Further, on December 2, 2025 we, along with its direct and indirect wholly owned subsidiaries Sentinum and ACS (with Sentinum, the “Guarantors”), entered into a Note Purchase Agreement (the “Agreement” and with the Loan Agreement, the Agreements”) with JGB Capital, LP, JGB Partners, LP and JGB Capital Offshore Ltd. (the “Lenders”) as well as JGB Collateral, LLC (the “Agent”). Pursuant to the Agreement, we borrowed $12.8 million from the Investors and issued secured convertible promissory notes to the Investors in such aggregate amount, which includes an original issue discount of $0.8 million (collectively, the “Convertible Notes”).

In connection with the Agreement, we, the Agent and a custodian entered into an Account Control Agreement which governs the terms of a crypto asset account established by the foregoing parties. We have deposited Bitcoin having a U.S. dollar value of $16.0 million therein as collateral for the loans made to the Company under the Agreement and evidenced by the Convertible Notes.

The covenants and other restrictions contained in the Agreements and other current or future debt agreements could, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay dividends or make other restricted payments, create liens on assets, make investments, loans or advances, make acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, substantially all of our borrowed money obligations are secured by certain of our assets.

A failure to comply with any restrictions or covenants in the Agreements, or to make payments into the Segregated Account when due or make other payments we are obligated to make under Loan Agreement, could have serious consequences to our financial condition or result in a default under the Agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these debt agreements and to foreclose upon collateral securing the debt, among other remedies. Furthermore, an event of default or an acceleration under one of our debt agreements could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We may not be granted waivers or other amendments to these debt agreements if for any reason we are unable to comply with these debt agreements, and we may not be able to restructure or refinance our debt on terms acceptable to us, or at all. Whether or not those kinds of actions are successful, we might seek protections of applicable bankruptcy laws. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. If we were to seek certain restructuring transactions, our creditors would experience better returns as compared to our equity holders. Any of these actions could have a material adverse effect on the value of our equity and on our business, financial performance, and liquidity.

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

While Circle 8 has reduced the amount of outstanding debt from 2024 to 2025, as of December 31, 2025, it still had total outstanding indebtedness of approximately $9.4 million, of which $7.2 million was borrowed from First Citizens Bank (“FCB”) in a senior secured asset-based revolving line of credit, $1.2 million consists of outstanding equipment notes with Flagstar Financial & Leasing (“FFL”), $0.4 million consists of outstanding equipment notes with Manitowoc Finance (“MANF”) and $0.6 million of outstanding vehicle notes with Ford Motor Credit (“FMC”). In addition, Circle 8 has the ability to increase the FCB loan, which availability was $12.8 million as of December 31, 2025. Circle 8 may further increase its debt balance where permitted by incumbent lenders for growth and expansionary purposes. Circle 8’s substantial indebtedness could have important consequences. For example, it may:

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

Circle 8 expects to use cash flow from operations and borrowings under the FCB commitment to meet current and future financial obligations, including funding operations, debt service and capital expenditures. Circle 8’s ability to make these payments depends on future operational performance, which will be affected by financial, business, economic and other factors, many of which Circle 8 cannot control. Circle 8’s business may not generate sufficient cash flow from operations in the future or be able to appropriately adjust operations to suit organic industry developments, which could result in Circle 8’s inability to service its debt obligations, or to fund other liquidity needs. If Circle 8 has insufficient capital to cover its debt obligations, it may be forced to reduce or delay ongoing or growth activities and capital expenditures, sell assets, obtain additional debt or dilutive equity capital or restructure or refinance all or a portion of its debt, including the incumbent FCB, MANF, FFL and FMC loans, and any other incremental loans, on or before maturity. There can be no assurance that Circle 8 will be able to accomplish any of these alternatives on terms acceptable to it or to us, if at all. In addition, the terms of existing or future indebtedness, including the agreements governing the incumbent loans, may limit Circle 8’s ability to pursue any other alternatives.

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

In addition, fluctuations in commodity prices could impact the cost of raw materials needed to manufacture lifting assets, potentially affecting Circle 8’s profitability. These fluctuations, among others, could impact the efficiency and profitability of Circle 8’s lifting solutions business and can be impacted by a variety of factors, including the following:

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

Furthermore, as Circle 8 expands its operations, it may need to rely on suppliers and logistics partners in new geographic regions, which could expose Circle 8 to additional supply chain risks.

Circle 8’s reliance on a limited number of equipment manufacturers exposes Circle 8 to significant risks, as the termination or disruption of relationships with any of these manufacturers could adversely impact Circle 8’s ability to obtain equipment in a timely or adequate manner, potentially leading to operational disruptions and financial losses.

Circle 8 purchases most of its equipment from leading, nationally recognized OEMs. For the year ended December 31, 2025, Circle 8 acquired two Manitowoc/Grove cranes and one Liebherr crane, a top-tier heavy equipment manufacturer based in Germany. Historically, Circle 8 has sourced the majority of its fleet from Manitowoc/Grove, a leading worldwide crane manufacturer. Utilizing a primary OEM has reduced the number of parts and inventory items required to be kept on hand, resulting in operational efficiencies and allowing for timely maintenance and repairs. Going forward, Circle 8 intends to continue utilizing Manitowoc/Grove for crane models that align with its core operating needs, while selectively expanding its fleet with higher-capacity Liebherr cranes, particularly in classes exceeding 350 tons. While introducing an additional OEM enhances fleet capability and capacity, it may require incremental investment in parts inventory and technician training and could create supply chain dependencies that may adversely affect the business, financial condition or results of operations if such manufacturers are unable to supply equipment or components in a timely manner.

Circle 8 faces risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Circle 8’s financial results, operations and forecasts depend significantly on worldwide economic and geopolitical conditions, the demand for Circle 8’s products, and the financial condition of its customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for lifting solutions resulting in decreased sales, margins and earnings. The U.S. has experienced significantly heightened inflationary pressures over the last several years. It is difficult to fully mitigate the impact of inflation through price increases passed through to customers that are operating in commodity sector with global end market pricing mechanisms, productivity initiatives and cost savings, which could have an adverse effect on Circle 8’s financial results and position. In addition, if the U.S. economy enters a recession, Circle 8’s sales may decline, which could have an adverse effect on its overall business, operating results and financial condition. Similarly, disruptions in financial and/or credit markets may impact Circle 8’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Further, in the event of a recession or threat of a recession, Circle 8’s customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm Circle 8’s ability to meet its customer demands or collect revenue or otherwise could harm the business and its ability to service incumbent loans, ultimately leading to possible insolvency. An economic or credit crisis could occur and impair credit availability and Circle 8’s ability to raise capital as required for ongoing working capital, maintenance capital and expansion capex. A disruption in the financial markets could impair Circle 8’s banking or other business partners, on whom it relies for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on Circle 8’s operating results. Economic weakness and geopolitical uncertainty may also lead to asset impairment, restructuring actions or adjust Circle 8’s operating strategy and reduce expenses in response to decreased sales or margins. Circle 8 may not be able to adequately adjust its cost structure in a timely fashion, which could have an adverse effect on its operating results and financial condition. Uncertainty about economic conditions may increase foreign currency volatility in markets in which it transacts business, which could have an adverse effect on Circle 8’s operating results.

The inability to forecast trends accurately may have an adverse impact on Circle 8’s business and financial condition.

An economic downturn or economic uncertainty makes it difficult to forecast trends. For example, rising interest rates in recent years, higher than expected inflation, and several bank failures underscore the potential impact of ongoing economic risks to Circle 8’s operations and financial performance. These factors can lead to increased borrowing costs, reduced consumer spending, and reduced access to credit, among other potential challenges.

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

Circle 8’s revenue and operating results have historically varied from month to month and quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult to adequately service indebtedness and grow the business using incremental leverage. It can be expected that Circle 8’s quarterly results will continue to fluctuate in the future due to a number of factors, including the following:

•	general economic conditions in the markets in which Circle 8 operates;

•	the cyclical nature of Circle 8’s customers’ business, particularly Circle 8’s oil services customer and prospective customers in the construction industry;

•	sales patterns in general in the construction industry, with sales activity tending to be lower in the winter months, which causes significant volatility in utilization;

•	changes in the size of Circle 8’s fleet due to rapid growth followed by a slow-down and Circle 8’s ability to service and maintain its fleet in a timely manner;

•	an overcapacity of fleet in the crane services industry;

•	severe weather and seismic conditions temporarily affecting the regions in which Circle 8 operates;

•	supply chain or other disruptions that impact its ability to obtain equipment and other supplies from key suppliers on acceptable terms or at all;

•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;

•	changes in interest rates and related changes in Circle 8’s interest expense and debt service obligations; or

•	the possible need, from time to time, to record impairment charges or other write-offs or charges due to a variety of occurrences, such as the impairment of assets, existing location divestitures, dislocation in the equity and/or credit markets, consolidations or closings, restructurings, or the refinancing of existing indebtedness.

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

The market value of any given piece of equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	general economic conditions in the markets in which Circle 8 operates;

•	wear and tear on the equipment relative to its age;

•	the time of year that it is sold (prices are generally higher during the busy season);

•	worldwide and domestic demands for used equipment;

•	the supply of used equipment on the market; and

•	general economic conditions.

Circle 8 typically includes in operating income the difference between the sales price and the depreciated value of an item of equipment sold. In the year ended December 31, 2023, Circle 8 sold used equipment from its rental fleet, reducing the total number of cranes from 75 to 55, with the average selling price exceeding the net orderly liquidation value. Then, in 2024, Circle 8 slightly increased its fleet size by adding two additional cranes, bringing the total to 57 cranes. However, in 2025, Circle 8 disposed of approximately 10 underutilized and maintenance-intensive cranes. As a result of the condition of the cranes, the aggregate sale price was less than the carrying book value of the cranes, resulting in a loss. While recent equipment sales have generally remained favorable, there can be no assurance that used equipment selling prices will not decline in the future. Any significant downturn in the market for used equipment could have a material adverse effect on Circle 8’s business, financial condition, results of operations, or cash flows.

As Circle 8’s rental fleet ages, its operating costs may increase, it may be unable to pass along such costs to customers, and earnings may decrease. The costs of new fleet units may increase, requiring Circle 8 to spend more for replacement equipment or preventing it from procuring equipment on a timely basis.

Circle 8’s operating performance depends on maintaining a reliable, safe and competitive crane fleet. As equipment ages, maintenance costs may increase and downtime risks may rise, potentially affecting equipment utilization and operating margins. As of the date of this Annual Report, Circle 8’s fleet has an average age of approximately 10 years, which is an increase from approximately nine years as of the date of our prior annual report. If Circle 8’s rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. When properly maintained, mobile hydraulic and all-terrain cranes can typically remain in productive service for at least 20 years.

The costs of maintenance may materially increase in the future and could lead to material adverse effects on Circle 8’s results of operations. The cost of new equipment for use in Circle 8’s rental fleet could also increase due to increased material costs for its suppliers (including tariffs on raw materials) or other factors beyond Circle 8’s control. For example, the cost of acquiring new cranes has increased in recent years due to inflation, higher steel prices, supply chain disruptions, tariffs on imported equipment and fluctuations in foreign exchange markets. Many mobile cranes used in the United States are manufactured in Europe, particularly in Germany, and tariffs and the strength of the Euro relative to the U.S. dollar may increase the cost of acquiring new equipment and replacement components.

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

As of December 31, 2025, Circle 8 had approximately 117 employees in Texas, Louisiana and Oklahoma, none of whom is unionized. While Circle 8 has no current plans to unionize any of its locations, it recognizes the possibility of a branch or group of branches in a state becoming unionized against Circle 8’s wishes in the future. However, Circle 8 is committed to maintaining positive and productive relationships with its employees without union influence, prioritizing open communication and collaboration to address any concerns and ensure a positive work environment.

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

Risks Related to Our Bitcoin Operations

Risks Related to Our Bitcoin Strategy and Holdings

Our Bitcoin strategy exposes us to various risks, including risks associated with Bitcoin.

Our Bitcoin digital asset treasury strategy, or DAT, exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $61,000 per Bitcoin and above $126,000 per Bitcoin in the 12 months preceding the date of this Annual Report. The trading price of Bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our Bitcoin holdings if we sell our Bitcoin or implement strategies to create income streams or otherwise generate cash by using our Bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our Bitcoin holdings, and any such strategies may subject us to additional risks.

Our Bitcoin holdings could significantly impact our financial results and the market price of our Class A common stock. Our Bitcoin holdings could significantly affect our financial results and as we continue to increase our overall holdings of Bitcoin in the future, they will have a greater impact on our financial results and the market price of our Class A common stock.

Our assets are increasingly concentrated in Bitcoin. As of December 31, 2025, approximately 15% of our total assets consisted of our Bitcoin holdings. We have disclosed that we intend to substantially increase our Bitcoin holdings, which would likely result in the vast majority of our assets being concentrated in Bitcoin holdings. The concentration of our assets in Bitcoin limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.

We purchase Bitcoin primarily using proceeds from equity financings. While we mine Bitcoin and hold those Bitcoin on our balance sheet, our ability to achieve the objectives of our DAT depends in significant part on our ability to obtain equity financing. If we are unable to obtain equity financing on favorable terms, or at all, we may not be able to successfully implement our DAT.

Our DAT has not been tested over an extended period of time or under different market conditions. We only recently announced our strategy to acquire and hold Bitcoin as a digital asset treasury. This DAT has not been tested over an extended period of time or under different market conditions. For example, although we believe Bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of Bitcoin declined in recent periods during which the inflation rate increased. If Bitcoin prices were to decrease or our DAT otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our Class A common stock would be materially adversely impacted.

We are subject to counterparty risks, including in particular, risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the Bitcoin we own in a custody account at U.S.-based, institutional-grade custodian, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held Bitcoin was considered to be the property of our custodian’s estate in the event that any such custodian was to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodian, inhibiting our ability to exercise ownership rights with respect to such Bitcoin, or delaying or hindering our access to our Bitcoin holdings, which could ultimately result in the loss of the value related to some or all of such Bitcoin, which in turn would have a material adverse effect on our financial condition as well as the market price of our Class A common stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of Bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Bitcoin, limit the availability to us of financing collateralized by Bitcoin, or create or expose additional counterparty risks.

Changes in the accounting treatment of our Bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. We adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our Bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our Bitcoin in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our Bitcoin holdings. Due in particular to the volatility in the price of Bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our Bitcoin on our balance sheet. ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our Class A common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Our Bitcoin strategy subjects us to enhanced regulatory oversight.

In January 2024, the SEC approved the listing and trading of spot Bitcoin exchange traded products (“ETPs”), the shares of which can be sold in public offerings, are traded on U.S. national securities exchanges and have continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot Bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our Bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflicts between Russia and Ukraine as well as the one between the United States and Israel against Iran. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our Bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our Bitcoin from bad actors that have used Bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Bitcoin by us may be restricted or prohibited.

A portion of our Bitcoin holdings currently serves as collateral securing any of our outstanding indebtedness. Further, we may in the future incur indebtedness or enter into other financial instruments in the future that may be collateralized by our Bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. These types of Bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other Bitcoin-related transactions we may enter into, beyond simply acquiring and holding Bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting Bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in Bitcoin.

The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin strategy.

As of December 31, 2025, we held approximately 525 Bitcoins, of which 83 Bitcoins were generated from our mining operations and 442 Bitcoins were acquired at an aggregate purchase price of $45.4 million, and we intend to purchase additional Bitcoin and increase our overall holdings of Bitcoin in the future. The concentration of our Bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Bitcoin strategy. The price of Bitcoin has in the past experienced significant declines and any future significant declines in the price of Bitcoin would potentially have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our business.

As a result of our Bitcoin strategy, our assets are concentrated in our Bitcoin holdings. Accordingly, the emergence or growth of digital assets other than Bitcoin may have a material adverse effect on our financial condition. As of December 31, 2025, Bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortia and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to Bitcoin.

Other alternative digital assets that compete with Bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to Bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of December 31, 2025, two of the eight largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s Central Bank Digital Currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, Bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of Bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Geopolitical crises, in particular major ones such as Russia’s invasion of Ukraine as well as the one between the United States and Israel against Iran, may motivate large-scale purchases of Bitcoin and other cryptocurrencies, which could increase the price of Bitcoin and other cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our Bitcoin following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

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

We have operated and expect to continue to operate at a loss as we continue to establish our business model and as Bitcoin prices continue to experience significant volatility. In addition, we expect to need to raise additional capital to expand our operations, pursue our growth strategy and to respond to competitive pressures. Specifically, the expansion of our Michigan Property to potentially 340 MWs of power will require significant capital. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Further, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our Class A common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. Increased credit pressures on the cryptocurrency industry, such as banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry through lending, have had and may continue to have a material impact on our business. In light of conditions impacting our industry, it may be more difficult for us to obtain equity or debt financing in the future.

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

As of April 12, 2026, the largest 86 and 2,026 Bitcoin wallets held approximately 15% and 36%, respectively, of the Bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin.

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

Current interpretations require the regulation of Bitcoin under the CEA by the CFTC, and we may be required to register and comply with such regulations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to our investors.

Current and future legislation, regulation by the CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin and other cryptocurrencies are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law.

Bitcoin has been deemed to fall within the definition of a commodity, and we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

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

OFAC requires us to comply with its sanction program and not conduct business with persons named on its list of specially designated nationals (“SDN”). However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling digital assets. In addition, in the future OFAC or another regulator may require us to screen transactions for OFAC addresses or other bad actors before including such transactions in a block, which may increase our compliance costs, decrease our anticipated transaction fees and lead to decreased traffic on our network. Any of these factors, consequently, could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Risks Related to Omnipresent

Omnipresent intends to operate in an emerging market, which makes it difficult to evaluate its business and prospects. If markets for service robotics develop more slowly than expected, or long-term end-customer adoption rates and demand are slower than expected, Omnipresent’s operating results and growth prospects could be harmed.

While robots have been applied to applications like industrial manufacturing and domestic in-home cleaning, the concept of commercial service robots is relatively new and rapidly evolving, making the business and prospects of Omnipresent difficult to evaluate. The growth and profitability of the service robotics market depends on the increasing level of demand and acceptance of collaborative robots that operate alongside employees, as to which there can be no assurance. If there is pushback against the adoption of robotics in everyday commercial applications, then this market may develop more slowly than Omnipresent expects, which could adversely impact its operating results and ability to grow the business.

Omnipresent intends to operate in an emerging industry that is subject to rapid technological change and will experience increasing competition.

Omnipresent’s future product offerings will compete in a broad competitive landscape that includes incumbent actors, and emerging players in the service robotics space, particularly in the cleaning and indoor delivery automation. Omnipresent’s future competitors may develop new technologies or products that provide superior features or are less expensive than Omnipresent’s anticipated products. Omnipresent’s competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than it does, or may be more successful in attracting potential customers, employees and strategic partners. If Omnipresent is unable to compete effectively, its business, prospects, financial condition, and operating results will be negatively impacted.

Omnipresent’s business plans require a significant amount of capital. Future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders.

Omnipresent is an embryonic-stage business. While we intend to have Omnipresent initiate operations and to invest in the research and development of its products, we anticipate that we will continue to incur expenses for the foreseeable future as we continue to advance Omnipresent’s products and services, develop its corporate infrastructure, and further its research and development initiatives. Omnipresent is subject to all of the risks typically related to the development of robotics, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. Until Omnipresent can generate a sufficient amount of revenue from the commercialization of its products and services, if ever, we expect to finance Omnipresent’s future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

Omnipresent has no experience in operating robots. Unforeseen safety issues with its future products could result in injuries to people which would in turn result in adverse effects on Hyperscale Data’s business and reputation.

Omnipresent’s future robots are expected to operate autonomously in environments, such as restaurants, hotels, casinos, and healthcare facilities, that are surrounded by various moving and stationary physical obstacles and by human and vehicles. Such environments are prone to collisions, unintended interactions and various other incidents. Therefore, there is a possibility that Omnipresent’s robots may be involved in a collision with any number of such obstacles or even a human being. Omnipresent’s future robots are expected to be equipped with advanced sensors that are designed to effectively prevent any such incidents and are intended to stop any motion at the detection of intervening objects. Nevertheless, real-life environments, especially those in crowded areas, are unpredictable and situations may arise in which Omnipresent’s robots may not perform as intended. A highly publicized incident of Omnipresent’s autonomous robots causing injuries to people could lead to negative publicity and subject Omnipresent and thereby our company to litigation. Such litigation or adverse publicity would negatively affect Omnipresent’s brand and harm its business, prospects, financial condition and operating results.

Omnipresent intends to target customers, suppliers and production counterparties that are large corporations with substantial negotiating power, exacting product, quality and warranty standards and potentially competitive internal solutions. If Omnipresent proves unable to sell its future products to these customers or is unable to enter into agreements with customers, suppliers and production counterparties on satisfactory terms, its prospects and results of operations will be adversely affected.

Omnipresent currently has no customers. Several of Omnipresent’s potential customers are large, multinational corporations with substantial negotiating power relative to Omnipresent as well as to our company. These large, multinational corporations are also aware of competitor products and are actively engaging with competitors to determine which products they like better. Meeting the requirements and securing contracts with any of these companies will require a substantial investment of Omnipresent’s time and resource. Omnipresent cannot assure you that any products it may develop and manufacture, if any, will be the one these companies will choose, or that Omnipresent will generate any revenue from the sales of its potential products to these key potential customers. If Omnipresent’s future products, if any, are not selected by these large corporations, its business and future prospects will be materially and adversely affected.

Omnipresent must successfully manage product introductions and transitions in order to become competitive.

In the event that Omnipresent’s products should ever become competitive, as to which there can be no assurance, it must continually develop new and improved robotic solutions that meet changing consumer demands. Moreover, the introduction of new products is a complex task involving significant expenditures in research and development, promotion and sales channel development, and management of existing inventories to reduce the cost associated with returns and slow-moving inventory. Omnipresent must introduce new robotic solutions in a timely and cost-effective manner, and it must secure production orders for those solutions from its contract manufacturers and component suppliers. If Omnipresent ever becomes competitive in its industry, then the maintenance of that status will require that it closely monitor and adapt to the following factors:

•	the accuracy of Omnipresent’s forecasts for market requirements beyond near-term visibility;

•	Omnipresent’s ability to anticipate and react to new technologies and evolving consumer trends;

•	Omnipresent’s development, licensing or acquisition of new technologies;

•	Omnipresent’s timely completion of new designs and development, if any;

•	the ability of Omnipresent’s contract manufacturers to cost-effectively manufacture its new robotic solutions;

•	the availability of materials and key components used in the manufacture of Omnipresent’s new robotic solutions, if any; and

•	Omnipresent’s ability to attract and retain competent research and development personnel.

If any of these or other factors becomes problematic, Omnipresent may not be able to develop and introduce new robotic solutions in a timely or cost-effective manner, and its anticipated business may be harmed.

Omnipresent expects to rely on third party manufacturers/suppliers for the foreseeable future. This reliance on third parties increases the risk that Omnipresent will not, assuming its business develops, have sufficient quantities of its products or such quantities at an acceptable cost, which could delay, prevent or impair its anticipated development or commercialization efforts.

Omnipresent expects to rely on third party manufacturers/suppliers for the foreseeable future. This reliance on third party manufacturers/suppliers increases the risk that Omnipresent will never have sufficient quantities of its products, should any be developed and manufactured, which could delay, prevent or impair Omnipresent’s development and any future commercialization efforts. Additionally, Omnipresent may be unable to establish any agreements with third-party manufacturers/suppliers or to do so on acceptable terms. Even if Omnipresent is, at some point in the future, able to establish agreements with third-party manufacturers/suppliers, reliance on third-party manufacturers/suppliers entails additional risks, including:

•	failure of third-party manufacturers/suppliers to comply with regulatory requirements and maintain quality assurance;

•	breach of the manufacturing/supply agreement by the third party;

•	failure to manufacture/supply Omnipresent’s anticipated product according to its specifications;

•	failure to manufacture/supply Omnipresent’s expected product according to its schedule or at all;

•	misappropriation of Omnipresent’s proprietary information, if any, including its trade secrets and know-how; and

•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for Omnipresent.

If Omnipresent’s future third-party manufacturers/suppliers cannot perform as agreed, Omnipresent may be required to replace such manufacturers/suppliers and it may be unable to replace them on a timely basis or at all. Omnipresent’s anticipated future dependence upon third party manufacturers/suppliers may adversely affect Omnipresent’s ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Components used in Omnipresent’s future products sensors may fail as a result of manufacturing, design or other defects over which it has no control and render its anticipated devices permanently inoperable.

Omnipresent expects to rely on third-party component suppliers to provide certain functionalities needed for the operation and use of Omnipresent’s expected devices. Any errors or defects in such third-party technology could result in errors in any products that Omnipresent may develop and manufacture that could harm its business. If these components have a manufacturing, design or other defect, they can cause Omnipresent’s future products to fail and render them permanently inoperable. As a result, Omnipresent may have to replace these components at its sole cost and expense. Should Omnipresent have a widespread problem of this kind, Omnipresent’s reputation in the market, if one is ever established, could be adversely affected and its replacement of these components would harm its future business.

Risks Related to Our Ault Blockchain Operations

General

All capital that we have invested through Ault Capital in the Ault Blockchain could be lost entirely.

We have, through Ault Capital, committed significant capital to the development, launch, and ongoing operations of the Ault Blockchain. This capital includes funds deployed to develop the network’s technical infrastructure, to fund the administrative and compliance operations of Ault DAO LLC, to acquire 500,000 Project Node Licenses as consideration for the node-selling rights granted to Ault Capital by the Ault DAO, and to fund the development of planned application layer products. The Ault Blockchain is a startup-stage venture operating in a highly speculative and competitive market. New blockchain network projects have historically had very high failure rates, and many have failed to achieve commercial viability despite significant initial investment. There can be no assurance that the capital invested in the Ault Blockchain will generate any return, and the entire investment could be lost. Our stockholders should understand that their indirect exposure to this business segment includes the risk of total loss of our investment. If the Ault Blockchain fails to achieve commercial viability, the write-off of this investment could materially and adversely affect our financial condition and the value of our shares of Class A common stock.

We have never built or operated a public blockchain network, and we may be unable to successfully execute a venture of this technical and operational complexity.

The Ault Blockchain is our first attempt to develop, launch, and operate a public blockchain network: a shared digital record-keeping system open to any participant worldwide. The network is built on the Cosmos SDK, an established open-source software framework used by a number of other blockchain networks, with the EVM serving as the execution environment in place of the native Cosmos execution layer, and with additional modifications specific to Ault Blockchain’s architecture. Building an established framework reduces certain foundational engineering risks compared to writing protocol software entirely from scratch. Commercial customizing and combining these components in a novel configuration, integrating a licensed node program on top of them, and operating the resulting network at commercial scale all require deep specialized expertise that we have not previously developed or exercised. The full lifecycle of blockchain network operation, which includes managing a distributed network of independent validators (the computers that verify and record transactions), designing and implementing token distribution rules, securing smart contracts (self-executing software programs stored on the blockchain), and building a governance structure through which participants make collective decisions, involves disciplines that we are undertaking for the first time simultaneously. Errors in customization, integration, or operational decisions may not become apparent until after launch, when correction may be difficult, costly, or impossible without significant disruption to existing participants. There can be no assurance that we will be able to successfully execute on the development and operation of the Ault Blockchain given our lack of prior experience in this domain. Our inexperience may result in technical material failures, cost overruns, regulatory missteps, or commercial failures that could cause the total loss of our investment and could materially and adversely affect our business, results of operations and financial condition.

We may lack the internal organizational capacity and management bandwidth required to build and operate a public blockchain network while simultaneously operating our existing businesses.

Building and operating a public blockchain network from inception requires the concurrent development of technical infrastructure, governance systems, compliance frameworks, participant onboarding processes, vendor relationships, legal structures, and ecosystem development programs, all of which must be executed simultaneously and many of which we have not done before. Our management team, technical staff, legal resources, and internal compliance infrastructure were assembled around our existing data center and Bitcoin mining businesses, among other businesses we conduct, not around the demands of a blockchain network launch. The demands of operating the Ault Blockchain may divert management’s attention and organizational resources from our existing business segments, potentially reducing the quality of oversight applied to those operations. Conversely, the demands of the existing businesses may limit the bandwidth available to address the challenges that arise in building and operating the Ault Blockchain. Building new internal capabilities, hiring specialized personnel, and developing new operational processes while the network is already live introduces additional risk. Failures of organizational capacity in technical execution, compliance, governance administration, or participant support could result in material harm to the network and to our reputation. There can be no assurance that we have or can develop the organizational capacity required to successfully operate the Ault Blockchain alongside our existing businesses, and any such failure could materially and adversely affect our business, results of operations and financial condition.

A new blockchain network has no established value without participants, and participants may not join a network that does not yet have demonstrated value, a challenge that may prove impossible to overcome.

The utility and commercial viability of the Ault Blockchain depends on attracting and retaining a meaningful base of participants: (i) Node License holders who operate the network’s software, (ii) independent validators who verify and record transactions, (iii) developers who build applications on the network, and (iv) end users who use those applications. The fundamental challenge for any new network is that each of these groups looks to the others before committing. Developers will not build applications on a network that has no users. Users will not adopt a network that has no applications. Validators and node operators will not invest in a network that lacks users and applications and therefore lacks transaction activity and token value. This creates a self-reinforcing vicious circle that is difficult to address; a new network must find a way to create credible early momentum across all of these groups simultaneously, or each group will wait for the others, and the network will remain inactive. Established competing networks have already worked through this challenge and offer participants a proven, active environment. The Ault Blockchain launches without an established user base, without pre-existing application liquidity, and without a proven track record of network reliability. There can be no assurance that the Ault Blockchain will attract sufficient participation across all necessary groups to create self-sustaining activity on the network. If it does not, the network is unlikely to generate meaningful revenue or long-term commercial value. This failure could result in total loss of our investment and could materially and adversely affect our business, results of operations and financial condition.

No secondary market for AULT Tokens may ever develop, which would make the tokens economically worthless and undermine the economic rationale for purchasing a Node License.

The economic rationale for purchasing a Node License and operating a Licensed Mining Node depends, in significant part, on the expectation that AULT tokens (the “Ault Tokens”) earned through node operations can at some point be exchanged for other assets of value, for example by selling them on a digital asset exchange. As of the date of this Annual Report, the AULT Token is not listed on any digital asset exchange, and there can be no assurance that any exchange will list the AULT Token or that any trading market therefor will ever develop. Digital asset exchanges make their own listing decisions based on their own standards, legal requirements, and commercial judgments. Many digital tokens have never been listed on any exchange or have been listed on exchanges that subsequently ceased operating, resulting in a permanent loss of liquidity. Without a trading market, AULT Tokens earned through node operations cannot be converted into other assets. The entire economic return from operating a Licensed Mining Node therefore depends on a trading market materializing, which is not guaranteed. If no trading market develops, or if any market that does develop is too small or illiquid to allow for meaningful transactions, the economic value would be greatly reduced, and the demand for additional licenses would solely rely on the utility of the AULT Tokens to engage with apps on the blockchain and the entire economic model of the Ault Blockchain segment would be fundamentally undermined. This is one of the most material risks facing the Ault Blockchain business and investors should weigh it carefully.

The Ault Blockchain Mainnet launched in March 2026 and we have no meaningful track record from which investors can evaluate the performance or long-term prospects of this business.

The Ault Blockchain network launched its Mainnet in March 2026. We have no meaningful operating history for this business segment, no track record of revenue generation at any commercial scale, and no demonstrated history of network stability, participant growth or application development. The financial results we have generated to date in this segment do not reflect the business at any meaningful stage of commercial operation and should not be relied upon as an indication of what we may achieve in the future. The challenges, expenses, and complications involved in operating a new public blockchain network may be substantially greater than we currently anticipate, and we may encounter unforeseen technical, operational, regulatory, and commercial obstacles for which our limited experience provides little preparation. Investors should recognize that an investment in our company includes exposure to a startup-stage business operating with all the risks associated with early-stage ventures, including the risk of total failure. Our limited operating history makes it impossible to reliably assess our prospects or to forecast our future financial results in this segment.

The node license program is a novel commercial structure with no established market precedent, and the market may not accept it.

The Ault Blockchain’s node license program is a novel commercial structure that has not been tested in the market. Under this program, participants pay a fixed upfront price of $1,500 for a perpetual license that cannot be transferred for at least two years and that entitles them to operate software that earns AULT Tokens (the network’s native token) through a competitive selection process based on uptime and performance. The license also carries a single governance vote, conditional on the holder completing an identity verification process and agreeing to governance rules. This combination of a fixed-price upfront payment, a two-year transfer restriction, a declining token reward schedule, performance-based earnings, and identity-verified governance has not been offered in the market in substantially this form before. There is no body of market experience or investor precedent on which to assess whether this model will attract sufficient demand, whether the economic return will prove attractive to prospective participants over time, or whether the governance structure will function as intended at scale. Prospective purchasers may find the upfront price unattractive relative to the uncertain token earnings, may be deterred by the two-year restriction on transferring the license, may doubt that AULT tokens will ever have meaningful market value, or not value the potential utility of AULT tokens. If the market does not accept the node license model, our initial source of revenue will fail, and we have no established alternative model to offer in its place. The failure of the node license model could result in total loss of our investment and could materially and adversely affect our business, results of operations and financial condition.

A significant failure in the Ault Blockchain business could harm the reputation and operations of our other business segments, and adverse developments in other segments could in turn harm the Ault Blockchain.

We operate multiple business segments, including the Sentinum data center and Bitcoin mining business, under a common parent company with a shared corporate identity, NYSE American listing, management team, and access to capital markets. A significant failure in the Ault Blockchain segment, whether a cybersecurity breach resulting in loss of participant funds, a regulatory enforcement action, a failure to develop or a subsequent collapse of AULT Token value, a major governance dispute, or a high-profile technical failure, could damage investor and institutional confidence in our company as a whole. Such damage could reduce our ability to raise capital, harm banking relationships that support all of our operations, affect our NYSE American listing status, and adversely affect the share price of our Class A common stock in ways that harm all stockholders regardless of whether they are primarily interested in the blockchain or the mining business. The reverse is equally true: adverse developments in our other business segments could undermine the credibility and institutional relationships of the Ault Blockchain by association, making it harder to attract enterprise participants, exchange listings, or regulatory goodwill. There can be no assurance that the business segments can be fully insulated from one another, and reputational contagion between segments could materially and adversely affect all of our business operations.

Ongoing development of the Ault Blockchain requires continued capital investment that may not be available on acceptable terms or at all.

The development of the Ault Blockchain ecosystem, including planned application products, network security, protocol maintenance, institutional partnership development, and participant support, requires sustained investment beyond what may be generated by Node License sales alone. If Node License sales fall short of expectations, if AULT Tokens fail to develop a market value that sustains participant interest, or if planned applications face delays, the funds available for continued development may be insufficient. We may need to seek additional capital through equity or debt financings, which could result in dilution to existing stockholders or increased leverage at a time when capital is already committed across multiple business segments. There can be no assurance that additional capital will be available when needed or on acceptable terms. If we are unable to fund ongoing ecosystem development, the Ault Blockchain may fall behind competing networks, planned applications may be abandoned, and the long-term viability of the business could be materially impaired.

The Ault Blockchain depends on a small number of individuals with specialized knowledge who are not easily replaced, and the loss of any of them could significantly harm our operations.

The development and operation of the Ault Blockchain depends heavily on a small number of technical and strategic personnel who possess specialized knowledge of the network’s design, security architecture, protocol decisions, and development roadmap. This includes our Chief Technology Officer and Blockchain Architect, who has direct responsibility for the technical foundation of the network. Much of this knowledge resides with specific individuals and cannot be quickly transferred to others if those individuals depart. The market for experienced blockchain architects, protocol engineers, and digital asset specialists is highly competitive, and demand for these skills substantially exceeds supply. The loss of any key technical or strategic personnel could delay protocol development, reduce our ability to identify and respond to security vulnerabilities, result in the loss of critical institutional knowledge that is difficult to reconstruct, and harm our relationships with the technical community. There can be no assurance that we will be able to retain our key personnel or recruit qualified replacements on a timely basis. The loss of key personnel could materially and adversely affect our ability to operate and develop the Ault Blockchain.

The Ault Blockchain competes against established blockchain networks with substantially greater resources, participation, and proven track records, and may be unable to compete effectively.

The market for public blockchain infrastructure is highly competitive. Established public blockchain networks have already attracted large communities of developers, large volumes of transaction activity, deep pools of available liquidity, and proven track records of security and reliability. Private and permissioned blockchain networks (networks where participation is restricted to approved parties) operated by established financial institutions and technology companies offer institutional participants an alternative that may be perceived as lower risk and more compatible with existing compliance frameworks. Competing networks may announce new features, attract high-profile application developers, or obtain regulatory approvals that make the Ault Blockchain less attractive by comparison. New blockchain projects with substantial venture capital backing may also enter the market and compete for the same participants and developers. There can be no assurance that the Ault Blockchain’s compliance-oriented design and financial market focus will provide sufficient competitive differentiation to overcome the advantages held by established networks. Failure to compete effectively could result in insufficient participant adoption, reduced demand for Node Licenses, and our inability to generate meaningful revenue, any of which could materially and adversely affect our business, results of operations and financial condition.

Broad declines or periods of negative sentiment in digital asset markets generally could reduce demand for Node Licenses and adversely affect the Ault Blockchain business regardless of the network’s own performance.

The digital asset market includes cryptocurrencies, digital tokens, and related products. It is characterized by extreme price swings, speculative trading, and rapid shifts in public and institutional sentiment that are largely outside our control. Broad declines in digital asset prices, triggered by regulatory actions, macroeconomic pressures, failures of major market participants such as exchanges or lending platforms, or adverse media coverage of the industry, could reduce interest in purchasing Node Licenses, reduce the perceived attractiveness of earning AULT Tokens, and make it harder for any secondary market for AULT Tokens to develop or be sustained. The digital asset market has experienced several severe downturns in which many blockchain projects lost the majority of their value or ceased operations entirely. A new and unproven network like the Ault Blockchain may be more vulnerable to such downturns than established networks with long track records and deep liquidity. There can be no assurance that market conditions will be favorable during the critical early period of the Ault Blockchain’s development. Sustained adverse conditions in digital asset markets could materially and adversely affect our business, results of operations and financial condition.

The long-term strategy for the Ault Blockchain depends on applications that have not been built, and these applications may not be successfully developed or may fail to attract users.

Our long-term strategy for the Ault Blockchain depends in significant part on the development and successful deployment of a series of planned applications built on the network, including a marketplace for tokenized real-world financial assets, a platform for trading digital assets, a lending and borrowing service, a financial data and wallet interface, and an AI analytics platform. None of these applications has been launched as of the date of this Annual Report, and all are at an early stage of planning or development. The development of applications of this type requires technical expertise, regulatory approvals in multiple jurisdictions, adequate funding, and the ability to attract users and liquidity in competitive markets where established alternatives already exist. We may be unable to develop these applications on the timeline we currently anticipate, within the budgets we have planned, or to the technical standard required for them to operate reliably and securely. Even if developed and launched, these applications may fail to attract sufficient users to be commercially viable. Without a functioning set of applications that give participants practical reasons to use the network and to hold AULT Tokens, the network is unlikely to develop the active participation that sustains its long-term value. Failure to develop and deploy planned applications could materially and adversely affect the long-term viability of the Ault Blockchain as well as our business, results of operations and financial condition.

The strategy of building a blockchain network oriented toward tokenized real-world assets depends on legal, custodial, and market infrastructure that does not yet fully exist, and the execution of this strategy may prove more complex and costly than we currently anticipate.

The Ault Blockchain’s long-term strategy is oriented in significant part toward serving as infrastructure for the tokenization of RWAs, meaning the representation of ownership rights in financial instruments and other assets as digital tokens on the network. While we believe this is a significant market opportunity, the legal, custodial, and market infrastructure required to make tokenized RWAs commercially viable at scale is not yet fully developed. Representing ownership of an RWA as a digital token does not by itself transfer legal title or create enforceable property rights; those outcomes depend on the legal frameworks of the jurisdiction where the underlying asset is located, the enforceability of the documentation linking the token to the asset, the reliability and independence of the custodian holding the underlying asset, and the willingness of counterparties, courts, and regulators to recognize the token as a meaningful representation of the underlying interest. These legal and structural questions remain unresolved in many jurisdictions and are being addressed differently across different asset classes and markets. The complexity of establishing legally enforceable tokenized instruments increases substantially when the underlying asset, the token issuer, and the token holder are located in different jurisdictions, each with different property law, securities law, and contract law frameworks. Even if the technical infrastructure of the Ault Blockchain functions as designed, the tokenization strategy may fail to generate commercial traction if the broader legal and market infrastructure does not develop on a timeline compatible with our plans, if institutional participants are unwilling to rely on blockchain-based representations of asset ownership, or if the cost and complexity of establishing legally sound tokenized instruments proves prohibitive for issuers. There can be no assurance that the market for tokenized RWAs will develop at the pace or scale we currently anticipate, and any failure of this strategy to gain commercial traction could materially and adversely affect the long-term value proposition of the Ault Blockchain as well as our business, results of operations and financial condition.

Operational and Financial Risks

The core software underlying the Ault Blockchain is developed primarily by an outside firm rather than an internal team, creating dependency, lack of knowledge continuity, and transition risks that could materially disrupt the network.

The Ault Blockchain network is built on the Cosmos SDK, an established open-source framework for building blockchain networks, with the EVM as the execution environment and additional modifications specific to this network’s architecture. The primary development work on the network’s core software has been performed primarily by an external development firm rather than by an in-house engineering team employed directly by Ault DAO LLC or its affiliates. This arrangement has practical advantages in that it enables us to engage specialized blockchain engineering expertise without building that capability from scratch internally. However, it also creates significant risks. The institutional knowledge of how the network was designed, where its most sensitive components are, what technical decisions were made and why, and how to maintain and upgrade the codebase safely resides primarily outside of our company. If the development relationship were to end (if the firm terminates the engagement, encounters its own business difficulties, or if the commercial terms become unworkable), we may find ourselves responsible for operating a complex technical system without the internal capability to maintain or modify it effectively. Transitioning core development responsibilities to a new firm or building an internal team would take significant time and investment, during which the network’s development roadmap could be disrupted and its ability to respond to security issues or technical failures could be impaired. Even a highly capable and reputable development firm represents a concentration of critical dependency that creates operational risk. There can be no assurance that the development relationship will continue on acceptable terms, and any disruption to it could materially and adversely affect our ability to operate and develop the Ault Blockchain.

There is currently no available insurance product that would cover losses resulting from a smart contract vulnerability, governance attack, or loss of digital asset private keys, meaning any such loss would be unrecoverable.

We, the Ault DAO LLC, and our affiliated entities that hold AULT Tokens or other digital assets are exposed to the risk of loss through smart contract vulnerabilities, cybersecurity breaches, malicious governance actions, or the loss or theft of the private cryptographic keys, i.e., the unique secret codes that control access to digital assets that secure those holdings. Unlike losses in traditional financial systems, where insurance products, regulatory protections, and institutional recovery mechanisms exist, losses of digital assets at the protocol level are generally permanent and unrecoverable. There is currently no widely available insurance product that covers losses of this type at the scale relevant to a commercial blockchain operation. We do not currently hold insurance coverage against digital asset losses arising from protocol-level events. A single significant loss event from an exploitation of a vulnerability in the network’s smart contracts, a successful attack on the private keys of an affiliated entity, or a malicious governance proposal that is passed before it can be identified and blocked could result in a material, permanent loss of digital assets with no recourse or recovery mechanism available. Such a loss could materially and adversely affect the financial position of the affected entities and, on a consolidated basis, that of our company.

Blockchain businesses frequently face difficulty maintaining banking relationships, and the loss of banking access would impair our ability to conduct the fiat currency operations necessary to run the Ault Blockchain business.

Banks, payment processors, and other financial institutions in the United States and internationally have in many cases declined to maintain accounts or provide services to businesses engaged in digital asset activities, a phenomenon commonly referred to as de-banking. The reasons for this include concerns about regulatory compliance, reputational risk, and the perceived complexity of monitoring digital asset businesses for anti-money laundering purposes. Ault DAO LLC and the affiliated entities that support the Ault Blockchain business require banking relationships to pay vendors, receive proceeds from Node License sales conducted in fiat currency, and conduct other ordinary business operations. If any of these entities were to lose their banking relationships, or if financial institutions declined to provide services in connection with the Ault Blockchain business, our ability to operate the business in the normal course would be materially impaired. The risk of de-banking has affected numerous digital asset businesses, including our own other entities that were otherwise well-managed and compliant. There can be no assurance that we will be able to maintain the banking relationships necessary to support our Ault Blockchain operations, and the loss of such relationships could materially and adversely affect our business, results of operations and financial condition.

Affiliated entities that operate as validators or stake AULT Tokens are subject to a protocol-enforced penalties that can permanently reduce their token holdings, and any such event could result in a material financial loss.

The Ault Blockchain uses a proof-of-stake consensus mechanism for block production, in which validators, the participants who verify and record transactions, are required to commit AULT Tokens as economic collateral in order to participate. This collateral is subject to slashing, which is an automatic, protocol-enforced reduction of a validator’s staked token balance in response to defined misbehavior. Slashing events are triggered by downtime beyond specified thresholds, by double-signing (submitting two conflicting versions of the same block), or by censorship of transactions. A slashing event reduces the staked balance of both the validator and of any other participants who have delegated their tokens to that validator, in proportion to each party’s stake. To the extent that Ault Capital, Sentinum, or any of our other affiliates operates as a validator or delegates AULT Tokens to a validator, it is exposed to this risk. Slashing events can result from operational errors, software failures, network connectivity issues, or circumstances outside the direct control of the validator. A material slashing event could result in a permanent, unrecoverable reduction in the AULT Token holdings of an affiliated entity, adversely affecting the financial position of that entity and of our company on a consolidated basis. There can be no assurance that affiliated validators will avoid slashing events, and investors should be aware that this risk is inherent in validator participation.

Affiliated entities hold or may hold a majority of all outstanding Node Licenses, concentrating economic interests and potential governance influence within our corporate group.

Ault Capital received 500,000 Project Node Licenses as consideration for the rights to sell Community Node Licenses on behalf of the Ault DAO. Sentinum and other subsidiaries and affiliates of ours are also potential purchasers of Community Node Licenses. Taken together, these affiliated entities hold or may hold a majority of all one million authorized Node Licenses. Because AULT Tokens are distributed to node operators in proportion to their verified work, holding a majority of node licenses means that a substantial share of all token distributions will flow to entities within our corporate group rather than to independent outside participants. Affiliated entities' combined governance voting is limited to no more than 49.9% of eligible votes, as formally set forth in the network's governing Constitution. unaffiliated node holders cannot rely on this limitation being maintained indefinitely. The concentration of licenses and token distributions within our corporate group creates an asymmetry of economic interest between affiliated and unaffiliated participants. Investors who purchase Community Node Licenses or our stockholders should be aware of this concentration and its potential effect on governance decisions and token economics.

The Ault DAO governance process may produce decisions that are harmful to our interests or to the long-term health of the network, and we have limited ability to prevent such outcomes.

The Ault Blockchain is governed by an on-chain process in which verified node holders vote on proposals to change the network’s rules, allocate treasury funds, or amend the Constitution. We and our subsidiaries and affiliates intend to limit our combined voting to 49.9% of eligible votes, which means that unaffiliated node holders, acting collectively with a simple majority of votes cast, can pass proposals over our objection. Governance proposals that receive enough votes are binding and Ault DAO LLC cannot reverse or override them. This creates the possibility that the governance process produces a number of outcomes adverse to us, such as: (i) changes to the token distribution schedule that reduce the value of our Project Node holdings, (ii) allocation of the Ault DAO community pool (the “Pool”), which is an on-chain treasury controlled by governance votes of verified node holders, treasury to programs that do not benefit the network, (iii) amendments to the Constitution that reduce the protections available to our company or to node holders generally, or (iv) parameter changes that harm network security or performance. Ault DAO LLC may decline to post a proposal for a vote if it appears to violate applicable law, but this screening function is limited to legal compliance and does not extend to commercial or strategic judgments. There can be no assurance that the governance process will consistently produce outcomes that are in the best interests of our company or of the network, and adverse governance outcomes could materially and adversely affect the Ault Blockchain and our business, results of operations and financial condition.

The on-chain treasury funded by network transaction fees is controlled by governance votes that we cannot override, and those funds may be allocated in ways that do not benefit the network.

Ten percent of all transaction fees collected on the Ault Blockchain are directed to the Pool. The Pool is intended to fund grants to developers, liquidity programs, network infrastructure and other activities that support the growth of the Ault Blockchain ecosystem. However, because the allocation of these funds is determined by governance votes, we cannot guarantee that they will be used effectively or in the network’s best interests. The Pool funds could be directed to projects that fail to deliver value, to counterparties that do not perform, or to purposes that benefit a subset of participants at the expense of the broader network. Funds once allocated through a completed governance vote cannot be reversed by Ault DAO LLC. As the Pool grows over time through accumulated transaction fees, the potential scale of misallocation increases. Misallocation of Pool resources could reduce the funding available for genuine network development and could adversely affect the long-term growth and utility of the Ault Blockchain.

The economic arrangements between the Ault Blockchain and our affiliates create potential conflicts of interest that may not be fully aligned with the interests of unaffiliated Node License purchasers.

Several of the economic arrangements at the foundation of the Ault Blockchain involve our subsidiaries and affiliates on both sides of material transactions. Ault Capital received 500,000 Project Node Licenses as consideration for the right to sell Community Node Licenses on behalf of the Ault DAO LLC, an arrangement negotiated between entities under common control rather than between independent parties at arm’s length. Sentinum and other affiliates are potential purchasers of Community Node Licenses, meaning that a portion of the community license revenue may flow from one of our subsidiaries to another rather than from independent outside purchasers. Affiliated entities may also operate as validators or delegate tokens in ways that generate additional distributions within our corporate group. These arrangements create situations in which the interests of our company and our subsidiaries and affiliates, as the dominant economic participants in the network, may differ from the interests of unaffiliated node holders who are making commercial decisions based on the expectation of a fair and independently governed market. While these transactions are disclosed, the absence of arm’s-length negotiation means there is no independent market mechanism to ensure that their terms reflect what would have been agreed between unrelated parties. Investors and Node License purchasers should be aware that these related-party dynamics are present and may affect the governance and economics of the Ault Blockchain in ways that are not fully aligned with their interests.

Our ability to screen Node License purchasers and governance participants depends on third-party identity verification and sanctions screening services, and any failure of those services could impair our compliance operations.

The process by which Node License purchasers and governance participants are verified, including the KYC identity checks and the screening of participants against OFAC sanctions lists depends on third-party service providers that we do not own or control. If these providers experience outages, terminate their commercial relationships with us, provide inaccurate screening results, or fail to keep their screening databases current, our ability to admit participants on a compliant basis could be impaired. A failure in the identity verification or sanctions screening process could result in Node Licenses being sold to prohibited persons or Ault DAO governance access being granted to individuals who should have been excluded, potentially exposing us to enforcement actions by FinCEN, OFAC or other regulators. Replacing a compliance service provider requires time and carries transition risks. There can be no assurance that our third-party compliance service providers will perform reliably or that their services will be deemed adequate by regulators, and any failure in compliance infrastructure could materially and adversely affect our regulatory standing and business operations.

We rely on external vendors and partners for critical functions we cannot fully perform in-house, and the loss of any key relationship could severely disrupt operations.

In addition to its dependence on its primary software development partner, the operation of the Ault Blockchain relies on a range of other external vendors and service providers, including security auditors who assess the network’s code for vulnerabilities, legal counsel with blockchain-specific expertise, the authorized selling agent responsible for distributing Community Node Licenses, cloud infrastructure providers, and other technology service providers. Each of these relationships represents a dependency in that if a critical vendor terminates its engagement, fails to perform its obligations, or encounters its own business difficulties, the service that the vendor provided must be replaced or would at least temporarily not be available to us. The market for vendors with specialized blockchain expertise is limited, and finding qualified replacements on short notice is not always possible. Service interruptions, quality failures, or the departure of key external providers could result in delays to network development, degraded operational performance, compliance gaps, or increased costs. There can be no assurance that all necessary vendor relationships will be maintained on acceptable terms, and the loss of any critical vendor relationship could materially and adversely affect our ability to operate the Ault Blockchain and consequently our business and results of operations. Beyond the primary development relationship, we rely on additional critical outside vendors covering security auditing of the protocol code, providing identity verification and sanctions screening services, enabling access to the authorized selling agent responsible for distributing Community Node Licenses, legal counsel with blockchain-specific expertise, and cloud and technology infrastructure providers. Unlike a mature technology company that owns and controls its full capability stack, we depend on multiple outside parties across nearly every critical function. The departure of any single critical vendor, whether due to termination, business failure, or commercial disagreement, would likely leave us without a capability that we cannot promptly replace internally or source from an alternative provider. There can be no assurance that all vendor relationships will be maintained on acceptable terms, and the loss of any critical relationship could materially and adversely affect our ability to operate and develop the Ault Blockchain as well as our business, results of operations and financial condition.

Legal and Regulatory Risks

If either the AULT Token or the Node Licenses we are selling are determined to be a security under applicable law, we could be required to register token distributions as well as node sales, restructure the network’s economics, or cease operations in their current form.

The SEC has asserted broad jurisdiction over digital tokens that it characterizes as investment contracts under a legal standard known as the Howey test, which asks whether a person invests money in a common enterprise with an expectation of profits derived primarily from the efforts of others. It may take the same position with respect to sales of nodes. The AULT Token is distributed to node operators and validators as compensation for services they perform on the network and is not sold by us; however, we do propose to engage in sales of Node Licenses. There can be no assurance that a court or the SEC will view the token distribution mechanics or Node License sales in the same way. If either the AULT Token or the sale of Node Licenses were determined to be securities, the distribution of AULT Tokens to node operators and validators, or the sale of Node Licenses, could constitute an unregistered offering of securities, which would expose us to enforcement action by the SEC, including civil penalties, disgorgement of profits, and injunctive relief. Registration of the AULT Tokens and/or the Node Licenses as a security would impose substantial ongoing disclosure and compliance obligations and could require fundamental changes to how tokens are distributed and/or Node Licenses are sold, which could disrupt the economic model of the entire network. We have not received a determination from the SEC or any other regulator that neither the AULT Token nor the Node Licenses are not a security, and investors should treat this as a material and unresolved risk. An adverse determination on this question could materially and adversely affect the viability of the Ault Blockchain and our business, financial condition, and results of operations.

The SEC, CFTC, FinCEN, OFAC, or other regulators may take enforcement action against us or the Ault Blockchain in connection with its digital asset activities, and any such action could be materially disruptive.

The regulatory environment for blockchain networks and digital assets in the United States is actively evolving, and multiple federal agencies have enforcement authority over aspects of our business. The SEC, the CFTC, FinCEN and OFAC have all taken enforcement action against digital asset businesses in recent years, and the pace of enforcement has accelerated. Future regulations, interpretive guidance, or enforcement actions could determine that our activities require licenses or registrations that we do not currently hold, could restrict the scope of activities we are permitted to conduct, or could impose compliance obligations that are costly or impractical to satisfy in their current form. Regulatory action can occur with little advance notice and can result in the immediate disruption of business operations while proceedings are pending. Even if we ultimately prevail in any regulatory proceeding, the cost of defense, the management distraction, and the reputational harm associated with a public enforcement action could be substantial. There can be no assurance that our current business model will remain permissible under future regulatory frameworks, and adverse regulatory action could materially and adversely affect our business, financial condition, and results of operations.

The regulatory posture toward digital assets in the United States has shifted materially between presidential administrations and could shift again, creating significant uncertainty for a business built on long-term regulatory assumptions.

The regulatory environment for blockchain networks and digital assets has proven to be unusually sensitive to the political priorities of the executive branch and to the leadership of key federal agencies. Under prior administrations, the SEC pursued aggressive enforcement actions against digital asset businesses using existing securities laws, without issuing comprehensive new rulemaking that would have provided clearer guidance for market participants. Under the current administration, enforcement activity in the digital asset sector has materially decreased, agency leadership has publicly signaled a more permissive approach, and there is active legislative and regulatory work underway aimed at establishing clearer frameworks for digital assets. The Ault Blockchain’s business model and legal positioning have been developed in the context of this current regulatory environment. However, the current posture is not permanent. Presidential administrations change, agency heads are replaced, and the priorities of the SEC, CFTC, and other regulators can shift substantially with each election cycle or even within a single administration. A future administration that returns to a more aggressive enforcement posture, or a change in agency leadership that results in a reversal of current interpretive positions, could directly and materially affect the legality or commercial viability of aspects of the Ault Blockchain’s operations that are currently conducted without regulatory interference. Unlike most industries where regulatory frameworks are relatively stable across administrations, the digital asset industry has experienced and may continue to experience significant swings in the regulatory environment tied directly to electoral outcomes. There can be no assurance that the current regulatory environment will persist, and a materially adverse shift in the political or administrative posture toward digital assets could materially and adversely affect our business, financial condition, and results of operations.

We may be subject to obligations under federal anti-money laundering laws that impose significant compliance costs and operational requirements, and failure to comply could result in material penalties.

The Bank Secrecy Act and the regulations of FinCEN, which is the federal agency responsible for combating money laundering and financial crime, require certain businesses that deal in money or money substitutes to register as money services businesses, maintain anti-money laundering programs, file reports of suspicious activity, and collect and verify customer identification information. FinCEN has issued guidance indicating that certain participants in digital asset markets are subject to these requirements, but the application of these requirements to our specific activities, including the sale of Node Licenses and the operation of the Ault DAO, has not been definitively determined. If we are required to register as a money services business or to implement a more comprehensive anti-money laundering program than we currently operate, the associated compliance costs could be significant and could require changes to our participant onboarding process, our record-keeping practices, and our operational procedures. Failure to comply with applicable anti-money laundering obligations could result in civil monetary penalties, criminal liability, and reputational harm. There can be no assurance that our current compliance measures will be deemed sufficient by FinCEN or other regulators, and any enforcement action in this area could materially and adversely affect our business and results of operations.

We apply identity verification and sanctions screening at our controlled access points, but the Ault Blockchain is a public network and we cannot prevent all protocol-level interaction by sanctioned persons, which may expose us to regulatory risk.

We apply KYC identity verification and screening against the sanctions lists maintained by OFAC to Node License purchasers and to participants in Ault DAO governance. These are the principal points in our business where we exercise direct control over who participates. However, the Ault Blockchain is a public, permissionless network. Like other public blockchain networks, we have no technical mechanism to prevent individuals or entities in OFAC-designated jurisdictions, or persons whose names appear on applicable sanctions lists, from submitting transactions, deploying software, or otherwise interacting with the network at the protocol level without going through our controlled access points. OFAC has previously taken enforcement actions against blockchain-related entities and has designated certain blockchain addresses as prohibited. There can be no assurance that our screening at controlled access points will be deemed sufficient by OFAC, or that we will not face enforcement risk arising from uses of the network by sanctioned persons that are entirely outside our control. An OFAC enforcement action or other sanctions-related proceeding could result in significant monetary penalties and reputational harm, and could materially and adversely affect our business, financial condition, and results of operations.

The Wyoming decentralized autonomous organization limited liability company statute is a new and largely untested area of law, and courts or regulators in other jurisdictions may not recognize or enforce the protections it provides.

Ault DAO LLC is organized under Wyoming’s decentralized autonomous organization limited liability company statute, which provides a legal framework for certain blockchain-based governance structures. This statute is relatively new, has not been extensively tested in litigation, and there is significant uncertainty regarding how courts will interpret its provisions and how it interacts with federal law and the laws of other states and foreign jurisdictions. The Ault DAO, as the on-chain governance body that operates the network, does not fit neatly within any existing legal category recognized outside of states that have adopted DAO LLC statutes. Courts or regulators in jurisdictions where node holders or other participants are located may determine that the Ault DAO or its participants are subject to legal obligations not currently anticipated, including partnership liability, fiduciary duties owed to other participants, or regulatory registration requirements. The Wyoming DAO LLC statute may reduce or eliminate certain fiduciary duties of participants, but there can be no assurance that this protection will be recognized outside Wyoming or that it will fully insulate us or our affiliates from claims arising from governance decisions. Legal uncertainty around the Ault DAO structure could create unpredictable liability exposure for us and could adversely affect the governance and operation of the Ault Blockchain.

Before the network reaches a defined stage of operation, Ault DAO LLC retains the unilateral authority to amend the governing Constitution, which means the terms that Node License purchasers agreed to could change after purchase.

The Ault DAO Constitution, which sets forth the rules governing the network and the rights and obligations of node holders, can be amended unilaterally by Ault DAO LLC prior to the network reaching a defined operational stage or launching formal on-chain governance. This means that the specific terms a Node License a purchaser relied upon at the time of purchase, including the governance voting rights associated with their license, the conditions under which a license may be revoked, and the procedures governing the Ault DAO, could be modified by Ault DAO LLC without the consent of existing license holders and without a governance vote. While we do not intend to use this authority in a manner that is materially adverse to license holders, there can be no assurance that no changes will be made, or that any changes made before governance is fully activated will be viewed as acceptable by existing purchasers. Node License purchasers should be aware that the terms of their participation in the Ault DAO are subject to change during the pre-launch period and that they may have limited recourse if changes are made that they find objectionable. This authority could result in changes that adversely affect the rights or economic interests of node holders and could expose us to claims from purchasers who believe the terms of their license were materially altered after purchase.

The Ault Blockchain operates across multiple regulatory jurisdictions, and adverse regulatory developments in any major jurisdiction could restrict participant access and impair the network’s global growth.

The Ault Blockchain is designed to be accessible to participants in multiple countries, and the regulatory treatment of blockchain networks, digital tokens, and node license programs varies significantly across jurisdictions and is evolving rapidly. In the European Union, the Markets in Crypto-Assets Regulation, which entered into force in 2023, establishes licensing and disclosure requirements for certain categories of digital token issuers and service providers, and its application to our specific activities has not been conclusively determined. In the United Kingdom, the Financial Conduct Authority is developing a broader regulatory framework for digital assets. In the Asia-Pacific region, Singapore, Hong Kong, and Japan each maintains distinct licensing frameworks that may apply to aspects of our operations or to participants located in those jurisdictions. Adverse regulatory developments in any major jurisdiction could prevent residents of that jurisdiction from purchasing Node Licenses, participating in governance, or using applications on the network. Compliance with multiple overlapping and sometimes inconsistent international regulatory frameworks is complex, costly, and subject to change. There can be no assurance that our operations will at all times comply with all applicable international requirements, and regulatory enforcement action in any jurisdiction could restrict our activities and adversely affect our global operations and results of operations.

Planned applications involving tokenized financial assets may require exchange, alternative trading system, or broker-dealer registration that we do not currently hold, and the absence of such registration could prevent these applications from launching.

Our long-term strategy includes the development of application layer products intended to enable the issuance, transfer, and settlement of tokenized representations of financial instruments, including equities, fixed income instruments, commodities, and derivative products. Depending on how these applications are structured and how they function, they may be subject to regulation as securities exchanges, alternative trading systems (platforms that match buyers and sellers of securities outside of a traditional exchange), or broker-dealers under the Exchange Act. None of these registrations are currently held by us or any of our affiliates in connection with Ault Blockchain activities. Obtaining these registrations, if required, would be a lengthy, cumbersome and uncertain process, and there can be no assurance that the required registrations would be granted. If planned applications cannot be launched without registrations that we are unable to obtain, those applications may need to be restructured, limited in scope or abandoned entirely. The failure to launch planned tokenized asset applications would limit the long-term utility and commercial potential of the Ault Blockchain and could materially and adversely affect our business, results of operations and financial condition.

The Ault Blockchain is a public network on which any developer may deploy applications without approval, and harmful or non-compliant applications could expose the network and our company to regulatory scrutiny and reputational harm.

Because the Ault Blockchain is a permissionless network at the application layer, for which any developer anywhere in the world can deploy software programs on it without our knowledge or approval, we have no ability to prevent applications that facilitate illegal activity, operate outside applicable legal frameworks, or otherwise expose the network to harm. Applications built by third parties on the Ault Blockchain could include unlicensed financial services, tools for evading sanctions or money laundering requirements, fraudulent investment schemes, or other harmful products. While we do not operate or endorse third-party applications, regulators may nonetheless scrutinize the network or take enforcement action based on how the network is being used, regardless of our lack of involvement. Reputational damage arising from harmful third-party applications could undermine institutional confidence in the Ault Blockchain, harm relationships with financial institutions and compliance-sensitive partners, and adversely affect demand for Node Licenses. There can be no assurance that harmful applications will not be deployed on the network, and any regulatory or reputational harm arising from such applications could materially and adversely affect our business, results of operations and financial condition.

The accounting and tax treatment of AULT Token distributions received by affiliated entities is uncertain, and adverse determinations could result in unexpected financial and tax liabilities.

Ault Capital will receive AULT Token distributions through its 500,000 Project Node Licenses, and Sentinum and other affiliated entities may receive distributions through any Community Node Licenses they hold. The appropriate accounting treatment for these distributions, including whether and when they should be recognized as income, at what value, and how they should be classified, has not been definitively established under generally accepted accounting principles for token distributions of this type. The Internal Revenue Service has not issued comprehensive guidance covering all aspects of the federal income tax treatment of token emissions received as compensation for services performed on a blockchain network. The timing of income recognition, the character of income, the basis of received tokens for purposes of calculating future gains or losses, and the deductibility of related operating expenses are all subject to interpretive uncertainty. Adverse accounting or tax determinations, whether by our auditors, the IRS, or other tax authorities could result in unexpected tax liabilities, required restatements of previously reported financial results, or changes in how the economics of node operations are reported that could affect investor perceptions of the business. Tax laws and regulations applicable to digital assets are evolving rapidly, and future changes could be applied in ways that create additional liabilities. Investors should be aware that the financial reporting treatment of these items remains subject to change. In addition to accounting uncertainty, the IRS has not issued comprehensive guidance on the federal income tax treatment of all aspects of digital token distributions received as compensation for services performed on a blockchain network. The timing of income recognition, the fair market value at which distributions must be recognized, the character of that income for tax purposes, and the tax basis of tokens received for purposes of calculating future gains or losses are all subject to interpretive uncertainty. For unaffiliated Node License purchasers, similar uncertainties apply and could affect the after-tax economics of license ownership in ways that reduce its attractiveness. Tax laws applicable to digital assets are evolving rapidly in the United States and internationally, and future changes, including changes applied retroactively, could create liabilities that were not anticipated at the time transactions were entered into. Adverse tax or accounting determinations could result in unexpected liabilities, required restatements of previously reported financial results, and could adversely affect our financial condition.

We may be subject to regulatory enforcement proceedings, class action litigation from Node License purchasers, or other legal proceedings that could result in material costs, penalties, and operational disruption.

The novelty of the Ault Blockchain’s business model, the regulatory uncertainty surrounding digital tokens and node license programs, and the involvement of a publicly traded parent company create multiple potential sources of litigation and enforcement exposure. We may face regulatory enforcement actions from the SEC, CFTC, FTC, CFPB, FinCEN, OFAC and state as well as foreign regulators in connection with any aspect of our blockchain activities. We may also face private litigation, including potential class action claims brought by Node License purchasers who allege that the licenses constitute unregistered securities, that our disclosures were misleading, or that changes made to the governing Constitution during the pre-launch period were adverse to their interests. Litigation and regulatory proceedings are costly, time-consuming and distracting to management regardless of their ultimate outcome. An adverse judgment or settlement in any material proceeding could result in significant monetary liability, require operational changes, or result in injunctive relief that restricts our ability to conduct our Ault Blockchain business. There can be no assurance that we will not be subject to material legal proceedings in connection with our Ault Blockchain operations, and the costs and outcomes of any such proceedings could materially and adversely affect our business, results of operations and financial condition.

Participants who lose access to their Node Licenses or earned tokens due to the loss of their private keys may bring claims against us despite the fact that we have no custody of or access to those assets.

Access to and control of a Node License and any AULT Tokens associated with it is secured entirely by the participant’s own private cryptographic key, which is a unique secret code stored in the participant’s own digital wallet software or hardware. We do not hold, store, or have access to any participant’s private key. We cannot restore access to a Node License or to AULT Tokens if a participant loses, forgets or inadvertently destroys their private key. Loss of a private key is permanent and irreversible; there is no central authority that can recover access or reverse the loss. Nevertheless, participants who lose their private keys and thereby permanently lose access to their Node Licenses and any earned token balances may bring legal claims against us alleging that we bear responsibility for the loss, that our disclosures regarding key management risk were inadequate, or that we should have implemented a recovery mechanism. These claims may be brought regardless of the fact that we had no custody of or control over the assets in question and regardless of any disclosures we have made regarding the nature of private key responsibility. Defending such claims is costly even when they are ultimately unsuccessful. The arbitration provision in the Constitution may limit the forum in which such claims can be brought but may not be enforceable in all circumstances. There can be no assurance that we will not face material claims arising from participants’ private key losses, and the costs of defending or resolving such claims could adversely affect our business, results of operations and financial condition.

The governing Constitution limits member claims against us and requires binding arbitration, but these provisions may not be enforceable in all jurisdictions and may not fully protect us from litigation.

The Ault DAO Constitution includes provisions intended to limit our exposure to claims from Ault DAO members, including a provision under which members acknowledge limitations on their ability to bring certain claims against us arising from their Ault DAO membership, and a mandatory arbitration clause requiring that disputes be resolved through binding arbitration administered by the American Arbitration Association, located in New York City, under Wyoming law. Courts in certain jurisdictions have declined to enforce mandatory arbitration clauses in the context of securities claims or consumer protection disputes, and there can be no assurance that these provisions will be enforceable in all circumstances or in all jurisdictions where node holders are located. If a court were to decline to enforce the arbitration clause, we could face class action litigation in court rather than individual arbitration proceedings, substantially increasing the potential cost and complexity of resolving disputes with node holders. Additionally, Ault DAO members may themselves face unexpected legal obligations, including claims by third parties that they have participated in the governance of an entity that caused them harm. The enforceability of the Constitution’s protective provisions is uncertain, and investors should not assume that they provide complete protection against litigation arising from the Ault Blockchain’s operations.

Technology Risks

Protocol and smart contract vulnerabilities; the software underlying the Ault Blockchain, may contain bugs or security flaws that could be exploited to cause permanent, unrecoverable harm to the network and its participants.

The Ault Blockchain network operates through software code, including the core protocol software built on the Cosmos SDK framework and smart contracts deployed on the network. Smart contracts are self-executing software programs stored on a blockchain that automatically carry out defined operations when specified conditions are met. A defining characteristic of blockchain-based systems is that once software is deployed, it is extremely difficult or impossible to correct errors without deploying updated code, which itself introduces new risks during the transition. Bugs, design flaws, or security vulnerabilities in the protocol code or in smart contracts deployed on the network could be discovered and exploited by malicious actors to steal digital assets, generate fraudulent outputs, manipulate governance processes, or disrupt network operations entirely. Security audits of the protocol code, while an important precaution, cannot guarantee the absence of all vulnerabilities. Exploits of this type have resulted in the permanent loss of substantial sums at other blockchain projects. Because losses of digital assets at the protocol level are generally permanent and unrecoverable, and because we do not currently hold insurance covering losses of this kind, a successful exploitation could result in material losses to participants and to affiliated entities holding AULT Tokens, with no mechanism for recovery. Such an event could permanently and irreparably damage confidence in the Ault Blockchain and could materially and adversely affect our business, results of operations and financial condition.

Theft or compromise of the private keys controlling affiliated entities’ AULT Token holdings could result in the permanent loss of significant digital assets, with no ability to recover them.

The AULT tokens held by Ault Capital through its Project Node Licenses, and by Sentinum or other affiliated entities through any Community Node holdings or validator staking activity, are controlled by private cryptographic keys. A private key is a unique secret code that provides exclusive access and control over the digital assets associated with a blockchain address. If a private key is lost, stolen, destroyed, or compromised through a cybersecurity attack, the digital assets associated with it may be permanently and irrecoverably lost. Unlike assets held in traditional financial institutions, there is no central authority that can freeze accounts, reverse unauthorized transactions, or restore access to lost keys on a blockchain network. We and our affiliates store and process sensitive operational information and may hold significant quantities of AULT Tokens and other digital assets that are targets for theft through phishing attacks, insider threats, malware, and other intrusion methods. Cybersecurity incidents affecting blockchain businesses and digital asset holders are frequent and have resulted in significant losses at well-resourced organizations. There can be no assurance that we and our affiliates will maintain security practices sufficient to prevent all incidents, and any compromise of private keys controlling material digital asset holdings could result in significant permanent financial losses to us.

Block production on the Ault Blockchain is concentrated among the top 100 validators, and the compromise or coordination of a significant portion of that group could disrupt or manipulate the network.

All new blocks on the Ault Blockchain are produced by validators, which are participants who commit AULT Tokens as economic collateral and are responsible for verifying and recording transactions. Only the top 100 participants ranked by the quantity of tokens they have staked are eligible to serve as validators at any given time. This concentration means that the security of the entire network depends on the honest and independent behavior of a relatively small group. If a significant number of validators were compromised, experienced simultaneous technical failures, or coordinated with one another to behave dishonestly, they could potentially censor transactions by refusing to include them in blocks, produce conflicting versions of the blockchain in an attempt to reverse prior transactions, or disrupt network operations in ways that undermine participant confidence. The economic incentive created by the risk of slashing, which is the automatic protocol-enforced reduction of staked tokens for misbehavior, is designed to discourage dishonest validator conduct, but it may not be sufficient to deter well-resourced adversaries for whom the potential gain from an attack exceeds the value of their staked collateral. As the network grows and the validator set potentially diversifies, this risk may decrease, but there can be no assurance of this outcome. A successful attack on the validator set could disrupt network operations and materially and adversely affect the Ault Blockchain and our business.

The verifiable random function system that node operators depend on for their participation in the network could produce compromised outputs if a sufficient number of nodes are coordinated or manipulated, undermining network functions that rely on randomness.

The primary service performed by Licensed Mining Node operators at launch is contributing to the network’s randomness beacon through a process called a Verifiable Random Function, or VRF. A VRF is a cryptographic method for generating outputs that can be verified as random and tamper-resistant. Each epoch, approximately every one minute, randomly selected nodes submit a VRF output gated by a lightweight computational task. The outputs of multiple nodes are combined to produce the randomness beacon that the network relies on for governance and application processes requiring unpredictable values. The security of this system depends on the cryptographic soundness of the VRF implementation, the independence of participating nodes, and the integrity of the selection and aggregation process. If the VRF implementation contains a flaw, if a sufficient number of node operators were compromised and coordinated to submit manipulated outputs, or if the selection mechanism could be predicted or gamed, the randomness beacon could be made predictable or manipulable by adversaries. Applications and governance processes that rely on the randomness beacon for fair and unpredictable outcomes could be exploited if the beacon is compromised. A failure of the VRF mechanism could undermine the integrity of core network functions and materially and adversely affect the utility, security, and adoption of the Ault Blockchain.

Governance-approved changes to the network’s software may introduce unforeseen technical problems, and disagreements over upgrades could result in the network splitting into additional, incompatible versions.

The Ault Blockchain protocol is designed to evolve over time through governance-approved upgrades proposed and voted on by Ault DAO members. Protocol upgrades, even those that are technically well-designed and properly reviewed, can introduce unforeseen interactions with existing software deployed on the network, resulting in bugs or security issues that did not exist in the prior version. Additionally, if a proposed upgrade is highly contentious within the governance community, a portion of validators and node operators may refuse to adopt it, resulting in a chain split: a situation in which a new, incompatible version of the network is created and then operates simultaneously and separately, each processing its own transactions and maintaining its own state. A chain split (called a “fork”) divides the network’s participants, liquidity, applications, and economic resources between the two versions and creates significant uncertainty for everyone who depends on the network. Both the technical risk of poorly executed upgrades and the governance risk of contentious ones are inherent to the operation of a decentralized network governed by distributed voting. There can be no assurance that protocol upgrades will be executed without error or that the governance community will reach consensus on major changes without disruption, and any material upgrade failure or chain split could adversely affect the stability and utility of the Ault Blockchain.

The Ault Blockchain is built on open-source components that we do not own or fully control, and vulnerabilities or changes introduced by third-party maintainers could affect the security and stability of the network.

The Ault Blockchain is built on open-source software frameworks, principally the Cosmos SDK, along with other open-source libraries and components. Open-source software is developed and maintained by distributed communities of contributors who are not employed by or accountable to us. These contributors may introduce bugs or security vulnerabilities, make changes that are incompatible with our specific implementation, or cease actively maintaining components that the network depends on. We may not have advance notice of material changes to open-source components, and third-party maintainers may modify or discontinue components in ways that require costly or time-consuming adaptation. Security vulnerabilities in widely used open-source components have historically resulted in significant losses across multiple blockchain projects simultaneously. Because the Cosmos SDK and the EVM are used by many blockchain networks, a vulnerability discovered in either could affect the Ault Blockchain alongside numerous other networks, potentially before a patch is available. There can be no assurance that open-source components on which the Ault Blockchain depends will remain free of undiscovered vulnerabilities or that they will continue to be maintained in ways that are compatible with the network’s requirements, and any such issue could materially adversely affect the security and stability of the Ault Blockchain.

The Ault Blockchain’s planned cross-chain connectivity relies on LayerZero, an external cross-chain messaging protocol that we do not own or control, and any failure, vulnerability, or adverse change affecting LayerZero could disrupt the network’s cross-chain functionality.

The Ault Blockchain’s planned cross-chain connectivity, which would allow participants to move supported digital assets between the Ault Blockchain and other networks, is intended to be implemented through integration with LayerZero, an established external protocol that enables communication and asset transfers between different blockchain networks. LayerZero is developed and operated by a third party and is not owned, controlled, or operated by our company or any of our affiliates. The security and reliability of cross-chain functionality on the Ault Blockchain therefore depends in significant part on the security, continued operation, and governance decisions of LayerZero. Cross-chain messaging and asset transfer protocols have been among the most frequently targeted systems in the digital asset ecosystem, with multiple significant exploits resulting in substantial losses at various blockchain projects. A security incident affecting LayerZero could result in the loss of assets being transferred across chains involving the Ault Blockchain. Changes to LayerZero’s protocol, governance, or commercial terms could affect how the integration functions or whether it remains available. We cannot control the development direction, security practices, or business decisions of LayerZero. There can be no assurance that the LayerZero integration will operate securely or remain available as planned, and any failure or disruption affecting LayerZero could materially and adversely affect the Ault Blockchain’s cross-chain capabilities and our business, results of operations and financial condition.

The Ault Blockchain may not perform as designed under real-world conditions, and performance failures could drive participants and developers to competing networks.

The Ault Blockchain is designed to confirm transactions in approximately one second and to support the performance demands of financial market applications. These performance characteristics have been designed and tested in controlled environments, but a blockchain network’s actual performance under real-world conditions, including variable transaction volumes, diverse software deployed by third parties, and the behavior of a geographically distributed set of validators and nodes, may differ materially from its designed specifications. Network congestion, software conflicts, hardware limitations of validator operators, or unforeseen interactions between the protocol and applications deployed on it could result in slower transaction confirmation times, higher transaction fees, or reduced reliability at moments of peak demand. For a network positioning itself to serve financial market participants who require consistent and reliable performance, failures of this kind could be particularly damaging to adoption and reputation. Participants and developers who experience performance problems may migrate to established competing networks that have longer track records of reliable operation. There can be no assurance that the Ault Blockchain will perform to its designed specifications under all real-world conditions, and material performance failures could adversely affect adoption, participant retention, and our business, results of operations and financial condition.

The blockchain technology underlying the Ault Blockchain is evolving rapidly, and the network’s current architecture could become technically outdated relative to newer networks, reducing its competitiveness.

The blockchain technology sector is characterized by rapid and continuous innovation. New consensus mechanisms, execution environments, programming languages, privacy techniques, and scalability solutions are being developed and deployed at a pace that makes it difficult to predict what the competitive technical landscape will look like over the multi-year horizon required for the Ault Blockchain to reach commercial maturity. The Cosmos SDK and the EVM, on which the Ault Blockchain is built, are established and well-supported technologies today, but they may be superseded by more capable or efficient alternatives. If competing networks adopt superior technology that enables meaningfully better performance, lower costs, stronger security, or new capabilities that the Ault Blockchain cannot easily replicate, the Ault Blockchain’s relative technical attractiveness could diminish. Adapting to significant changes in the underlying technology landscape would require substantial development effort, governance approval, and potentially disruptive protocol upgrades. There can be no assurance that the Ault Blockchain will keep pace with technological developments in the broader blockchain ecosystem, and technical obsolescence relative to competing networks could adversely affect adoption and the long-term commercial viability of the business.

Risks Related to Our Status as a Holding Company

Our inability to successfully integrate new acquisitions could adversely affect our combined business; our operations are widely disbursed.

Our growth strategy through acquisitions is fraught with risk. Since 2017, we have acquired the Michigan Facility, a majority interest in TurnOnGreen, the four hotel properties in and around Madison, Wisconsin, substantially all the assets and certain specified liabilities of Circle 8 and a position in ROI that we consolidate as a VIE. We also acquired all or majority interests in other companies and a certain real property located in St. Petersburg, Florida, all of which we either sold off or are currently no longer consolidated as a result of bankruptcy. Our strategy and business plan are dependent on our ability to successfully integrate acquisitions. In addition, while we are based in Las Vegas, NV, our finance and legal departments are located elsewhere in the U.S., and certain subsidiary’s operations are located across the U.S. and internationally. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

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

As of April 12, 2026, Ault & Company, of which Milton C. (Todd) Ault, III is the chief executive officer, beneficially owned 376,775,861 shares of our common stock, consisting of (i) 2,500,005 shares of Class A Common Stock owned, (ii) 14,679,698 shares of Class B Common Stock that are convertible into the same number of shares of Class A Common Stock and carry the voting power of 146,796,980 shares of Class A Common Stock, (iii) 347,222,219 shares of Class A Common Stock issuable upon conversion of 50,000 shares of Series C Convertible Preferred Stock that carry the voting power of 464,576 shares of Class A Common Stock, (iv) 6,666,666 shares of Class A Common Stock issuable upon conversion of 960 shares of Series G Convertible Preferred Stock that carry the voting power of 153,748 shares of Class A Common Stock, (v) 5,068,221 shares of Class A Common Stock issuable upon conversion of 4,000 shares of Series H Convertible Preferred Stock that carry the voting power of 5,068,221 shares of Class A Common Stock and (vi) 639,052 shares of Class A Common Stock underlying presently exercisable warrants. As of April 12, 2026, Ault & Company beneficially owns approximately 47.72% of our common stock.

In addition, pursuant to the (i) December 2024 SPA, Ault & Company has the right to purchase up to an additional $49.0 million of Series G Preferred Stock and Series G Warrants and (ii) July 2025 SPA, Ault & Company has the right to purchase up to an additional $96.0 million of Series H Preferred Stock, which would further increase its beneficial ownership. Given the close relationship between Ault & Company, on the one hand, and our company, on the other, it is not inconceivable that we could further amend the December 2024 SPA or July 2025 SPA or enter into additional securities purchase agreements with Ault & Company.

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

As of April 14, 2026, we beneficially own 2,085,765 shares of ROI’s common stock, consisting of (i) 1,001,108 shares held by Ault Lending, (ii) 421,290 shares issuable upon the conversion of outstanding shares of Series A Convertible Redeemable Preferred Stock (“ROI Series A Preferred”) we own, and (iii) 663,367 shares issuable upon the conversion of outstanding shares of ROI Series D Preferred we own. While as of April 14, 2026, we beneficially owned approximately 6.3% of ROI’s outstanding common stock, we own shares of Series B Convertible Preferred Stock (“ROI Series B Preferred”) and additional shares of ROI Series D Preferred that cannot be converted unless we first obtain shareholder approval, in addition to beneficial ownership blockers and other restrictions. If shareholder approval was obtained and there were no restrictions on the conversion of the securities we own, as of April 14, 2026, then we would beneficially own 85.3% of ROI’s common stock.

Messrs. Ault and Nisser could face a conflict of interest in that they serve on the board of directors of each of ROI and our company.

Risks Related to RiskOn International and BitNile.com

Risks Related to RiskOn International and BitNile.com - General

BNC has no operating history in the predictions market industry, and its prior sweepstakes gaming operations are not indicative of future performance in its new business.

BNC recently discontinued its prior sweepstakes gaming operations and is now developing the Platform as a predictions market. A predictions market is an online marketplace in which users take positions on the probable outcome of future real-world events and receive settlements determined by verified actual results. BNC has no operating history in this business, and its experience developing and operating a sweepstakes gaming platform is not directly transferable to the regulatory, technical, and commercial requirements of operating a predictions market. There can be no assurance that BNC will successfully complete the development of the Platform, obtain the regulatory authorizations required to operate, or generate revenue sufficient to sustain its operations. The absence of an operating history in this business makes it virtually impossible to evaluate BNC’s prospects and increases the risk that BNC will not achieve its objectives. If BNC is unable to successfully execute its business plan, it would have a material adverse effect on its business, results of operations and financial condition.

The Platform is currently in alpha testing and is not yet commercially available, and BNC may face significant delays or obstacles in completing development and launching to a broader user base.

The Platform is currently in alpha testing, a stage of development in which a limited version of the software is made available to a restricted number of users in permitted jurisdictions for the purpose of identifying technical issues and validating core functionality. The Platform has not been made commercially available and is not yet generating revenue, and may never do so. The completion of development and launch of the Platform to a broader user base is subject to a number of risks, technical obstacles, software defects, unanticipated costs, delays in obtaining regulatory authorizations, and difficulty attracting sufficient users and market liquidity. If BNC experiences material delays in completing development, encounters technical problems that cannot be resolved on a timely basis, or is unable to satisfy regulatory requirements prior to launch, BNC’s business, results of operations and financial condition would be materially and adversely affected.

The Platform’s availability is restricted to permitted jurisdictions, which significantly limits BNC’s addressable market and may constrain revenue growth.

Due to the complex and evolving regulatory environment applicable to predictions markets in the United States and internationally, the Platform will be available only in jurisdictions where such operations are permitted under applicable national, federal and state law. A substantial portion of the United States population may reside in jurisdictions where BNC determines it cannot operate the Platform without obtaining additional regulatory authorizations that are not yet in place. This geographic restriction significantly limits the number of users BNC can serve and the revenue it can generate. Additionally, jurisdictions that currently permit BNC’s operations may enact new laws or issue new regulations, or may reinterpret existing laws, in ways that restrict or prohibit BNC’s activities, requiring BNC to suspend service to users in those jurisdictions. Any material reduction in the jurisdictions in which the Platform is available could have a material adverse effect on BNC’s business, results of operations and financial condition.

Predictions markets require sufficient two-sided market liquidity to function effectively, and BNC may be unable to attract and maintain the user base necessary to support a viable marketplace.

A predictions market functions by matching users who hold opposing views on the outcome of a given event, such that one user’s position is offset by another’s. For the Platform to provide a functional trading experience, BNC must attract and retain a sufficiently large and active user base to ensure that users can find counterparties for their positions across a meaningful range of available markets. If BNC is unable to build sufficient market depth and liquidity, users may find the Platform less useful than competing platforms, leading to lower engagement and higher rates of user attrition. Thin liquidity in individual markets may also result in wide bid-ask spreads, which refers to the gap between the price at which a user can take a position and the price at which the opposing position is available, reducing the value of the Platform to users. There can be no assurance that BNC will attract the volume of users necessary to sustain a liquid marketplace, and the failure to do so could materially and adversely affect BNC’s business and prospects.

BNC faces competition from well-capitalized and, in certain cases, already-regulated predictions market platforms, and the competitive landscape is expanding rapidly.

The predictions market industry includes competitors that have already established user bases, obtained formal regulatory authorizations, and developed brand recognition. Kalshi, Inc. operates as a federally regulated designated contract market authorized by the CFTC, the federal agency that oversees commodity and derivatives markets in the United States, giving it the ability to serve domestic retail users under an established regulatory framework. Polymarket, which has received an amended order of designation from the CFTC and has begun a phased rollout to United States users, has established significant brand recognition internationally and processes substantial trading volume. Beyond an established platform like Polymarket, the predictions market space is experiencing a rapid influx of well-capitalized new entrants. Robinhood Markets, Inc. and Coinbase Global, Inc. have each announced plans to offer predictions market products. FanDuel and DraftKings, which operate large, established domestic sports betting platforms with existing user bases, regulatory licenses, and significant marketing resources, have each signaled their respective intent to enter into the predictions market space. BNC has not yet launched commercially, has not obtained comparable regulatory authorization to these entities, and has no established brand recognition in the predictions market industry. There can be no assurance that BNC will be able to compete effectively, if at all, with existing or future competitors, and the failure to do so would have a material adverse effect on BNC’s business, results of operations and financial condition.

BNC’s Platform depends on third-party data providers to supply verified real-world event outcomes for settlement purposes, and disruptions in those services could impair the Platform’s ability to settle markets accurately and on time.

The BitNile.com predictions market platform relies on third-party data providers, sometimes referred to as oracles, to supply verified information about the outcomes of real-world events, such as election results, sporting event scores, or economic data releases. This information is used to determine the settlement of open market positions on the Platform. If a third-party data provider supplies inaccurate, delayed, or incomplete information, or if BNC’s data provider relationships are disrupted for any reason, including technical failures, commercial disputes, or the provider’s cessation of operations, BNC may be unable to settle markets accurately or on time. Settlement errors or delays could result in user complaints, regulatory scrutiny, and reputational harm. BNC may have limited recourse against data providers whose information proves inaccurate, and users who suffer losses as a result of settlement errors may seek recourse against BNC and our company directly. Any of the foregoing could have a material adverse effect on BNC’s as well as our business, results of operations and financial condition.

BNC’s products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems could adversely affect BNC’s business.

BNC’s Platform and internal systems rely on software and hardware, including systems developed or maintained internally and by third parties, that is highly technical and complex. BNC’s systems are expected to contain errors, bugs, or vulnerabilities, some of which may be difficult to detect and may only be discovered after the Platform has been made available to users. Errors, bugs, vulnerabilities, or design defects in the software and hardware on which BNC relies may lead to a negative user experience, compromised ability of the Platform to perform in a manner consistent with BNC’s terms, delayed product introductions or enhancements, billing or settlement errors, compromised ability to protect user data or BNC’s intellectual property, or reductions in BNC’s ability to provide some or all of its services. Any failures to properly address or mitigate technical limitations in BNC’s systems could result in damage to BNC’s reputation, loss of users, prevention of its ability to generate revenue, regulatory inquiries and litigation, any of which could adversely affect BNC’s business and financial results.

BNC’s ability to grow its user base and generate revenue depends on its ability to attract and retain users in a market where user switching costs are low and competing platforms are readily accessible.

The success of BNC’s business depends substantially on its ability to attract new users and retain existing users on the Platform. Users of online financial and prediction platforms generally face low switching costs, meaning they can move from one platform to another with relative ease if they find a competing offering more attractive, more liquid, or more reliable. BNC has no established brand recognition in the predictions market industry, and it will compete for users against platforms that have already developed user communities, invested in marketing, and established reputations for reliability. If BNC’s Platform does not offer a sufficiently differentiated or superior user experience, if competing platforms offer better market selection or pricing, or if BNC experiences technical disruptions that impair the user experience, BNC may be unable to attract or retain sufficient users to support its business. There can be no assurance that BNC will build a sustainable user base, and the failure to do so could materially and adversely affect BNC’s business, results of operations and financial condition.

BNC’s ability to access payment processing services and maintain banking relationships may be constrained by the regulatory uncertainty surrounding the predictions market industry.

Platforms operating in industries subject to regulatory uncertainty, including the predictions market industry, may face difficulty accessing payment processing services and maintaining banking relationships. Payment processors and financial institutions may decline to serve predictions market platforms, impose restrictive terms, or terminate existing relationships if they determine that the regulatory or reputational risk associated with the industry is unacceptable to them. The loss of one or more payment processing relationships could impair BNC’s ability to accept user deposits, process user withdrawals, or operate the Platform’s financial infrastructure, any of which could significantly disrupt BNC’s business. Similarly, if BNC is unable to maintain adequate banking relationships, its ability to hold and transfer funds associated with user accounts and Platform operations may be materially impaired. There can be no assurance that BNC will be able to establish or maintain the payment processing and banking relationships necessary to operate the Platform, and the failure to do so could have a material adverse effect on BNC’s business, results of operations and financial condition.

Risks Related to Government Regulation and Enforcement Regarding BNC

The predictions market industry is subject to complex and evolving federal and state regulation, and BNC may be required to obtain regulatory authorizations it has not yet obtained before it can operate commercially in certain jurisdictions.

Predictions markets may, depending on their structure and the nature of the contracts offered, be subject to regulation as event contracts under the CEA administered by the CFTC; as gambling or gaming activities under applicable state law; or under a combination of federal and state frameworks. The regulatory requirements applicable to BNC’s Platform are not yet fully settled, and BNC has not yet obtained all regulatory authorizations that may be required to operate the Platform commercially. If BNC is required to obtain a designation as a designated contract market, registration as a swap execution facility, or other regulatory authorization from the CFTC or another federal or state regulator, the process of obtaining such authorization could be lengthy, costly, and uncertain, and there can be no assurance that BNC will be successful in doing so. Operating the Platform without required authorizations could expose BNC to regulatory enforcement action, including civil penalties, disgorgement of revenues, and orders requiring BNC to cease operations. Any of the foregoing would materially and adversely affect BNC’s business, results of operations and financial condition.

The CFTC has broad authority over event contracts, and regulatory action by the CFTC could require BNC to restructure or discontinue certain aspects of its business.

The CFTC, the federal agency that oversees commodity and derivatives markets in the United States, has asserted jurisdiction over certain types of event contracts, which are financial instruments whose value is determined by the outcome of a specific real-world event. If the CFTC determines that contracts offered on the Platform constitute event contracts subject to CFTC oversight, BNC could be required to register with the CFTC, operate under a designated contract market or other regulated structure, or modify or discontinue contracts that the CFTC deems impermissible. The CFTC has broad authority to designate certain contracts as contrary to the public interest and to prohibit their listing or trading. Changes in CFTC policy, new rulemaking, or enforcement actions targeting predictions market platforms could require BNC to make significant changes to its business model or cease offering certain markets entirely. In March 2026, the CFTC issued a staff advisory outlining current regulatory expectations for listing and trading event contracts and published an advance notice of proposed rulemaking signaling its intent to develop a comprehensive regulatory framework for these markets. This rulemaking process, while potentially providing greater regulatory clarity, could impose requirements on BNC that are costly to comply with or that restrict aspects of BNC’s intended operations. Any of the foregoing could materially and adversely affect BNC’s business, results of operations and financial condition.

The question of whether federal regulation of predictions market platforms preempts state gambling and gaming laws is actively contested in courts across multiple jurisdictions, and an adverse outcome could materially restrict BNC’s operations.

A central and unresolved legal question facing the predictions market industry is whether federal regulation of event contracts under the CEA preempts, meaning supersedes, state laws governing gambling and gaming activities. Predictions market platforms that operate under federal regulatory frameworks have argued that their federal designation insulates them from state enforcement. State regulators in numerous jurisdictions have taken the opposing view, asserting that predictions market contracts constitute gambling under state law and that federal regulation does not displace the states’ traditional authority to regulate gambling within their borders. This dispute has produced active litigation in multiple jurisdictions. As of the date of this filing, more than twenty civil lawsuits are pending in federal and state courts addressing this question, and at least one state has pursued criminal charges against a predictions market platform. Courts have issued conflicting rulings, with certain federal courts temporarily blocking state enforcement actions and certain state courts issuing preliminary injunctions against predictions market operators. A bipartisan coalition of attorneys general representing thirty-nine states and the District of Columbia has urged federal courts to uphold state authority to regulate predictions markets. The outcome of this litigation, and any Congressional action in response to it, could determine the jurisdictions in which BNC is able to operate, the regulatory framework under which BNC must operate, and the legal risks to which BNC is exposed. An adverse resolution of this federal-state preemption question could require BNC to obtain state gambling licenses in numerous jurisdictions, restrict BNC’s access to a substantial portion of the domestic user market, or require BNC to cease operations in certain states entirely, any of which could have a material adverse effect on BNC’s business, results of operations and financial condition.

Certain U.S. states may characterize predictions markets as gambling or gaming activities subject to state licensing requirements, and certain states have pursued civil and criminal enforcement actions against predictions market platforms.

In addition to federal regulatory considerations, individual U.S. states have their own laws governing gambling, gaming, and wagering activities. Certain states may independently characterize the contracts offered on the Platform as gambling activities subject to state licensing, registration, or bonding requirements, regardless of whether such contracts are permissible under federal commodity law. The characterization of predictions market contracts as gambling under state law is not a theoretical risk: as of the date of this filing, multiple state attorneys general have filed civil lawsuits seeking to shut down predictions market operations in their respective states, courts in at least two states have issued preliminary injunctions against predictions market platforms, and at least one state has filed criminal charges against a predictions market operator. If BNC’s Platform is characterized as illegal gambling under the law of one or more states, BNC could be subject to civil enforcement actions, injunctions barring BNC from serving users in those states, criminal charges, fines, and reputational harm. Any of the foregoing could materially and adversely affect BNC’s business, results of operations and financial condition, and could require BNC to cease or curtail its intended operations.

Event contracts relating to sports outcomes are subject to heightened regulatory and legal scrutiny and may be subject to state sports betting licensing requirements in addition to federal commodity regulation.

Among the categories of predictions market contracts that have drawn the most significant regulatory and legal scrutiny are contracts whose outcomes are determined by the results of sporting events, including professional and collegiate sports competitions. State regulators and courts have taken the position that sports event contracts offered on predictions market platforms are functionally equivalent to sports wagers subject to state sports betting licensing laws, regardless of the platform’s federal regulatory status. This characterization has been the basis for civil and criminal enforcement actions by state attorneys general, class action lawsuits filed on behalf of users, and legislative proposals in a number of states. To the extent BNC offers contracts whose outcomes are determined by sporting events, BNC may be subject to state sports betting licensing requirements in addition to any applicable federal regulatory requirements. Compliance with state sports betting licensing requirements in all jurisdictions where BNC serves users would require BNC to obtain licenses from state gaming commissions, submit to state regulatory oversight, and comply with state-specific responsible gambling requirements, which could be costly and time-consuming. If BNC is unable or unwilling to obtain required state sports betting licenses, BNC may be required to restrict or discontinue sports event contracts on the Platform in certain or all jurisdictions, which could materially limit the Platform’s market appeal and revenue potential.

BNC is subject to know-your-customer and anti-money laundering compliance obligations that could increase its operating costs and restrict its ability to onboard users.

Platforms that accept user funds and settle financial positions are subject to regulatory requirements designed to prevent money laundering and other illicit financial activity. These requirements, commonly referred to as KYC and AML rules, obligate BNC to verify the identity of its users, monitor transactions for suspicious activity, and in certain cases file reports with relevant regulatory authorities. KYC refers to the process of verifying user identity through the collection and review of identifying information and documents. AML refers to the broader set of policies, procedures, and controls designed to detect and prevent the use of the Platform for illegal financial activity. Compliance with KYC and AML requirements may increase BNC’s operating costs, create friction in the user onboarding process, and result in BNC being unable to serve users who are unwilling or unable to complete the required verification process. Failure to comply with applicable KYC and AML requirements could expose BNC to regulatory enforcement action, fines, and reputational harm, any of which could materially and adversely affect BNC’s business, results of operations and financial condition.

BNC may be subject to consumer protection claims and problem gambling liability as regulators and courts increasingly characterize predictions market activity as a form of gambling with associated public health consequences.

State regulators, courts, and public health advocacy organizations have increasingly characterized predictions market platforms as gambling operations that carry the same consumer protection and problem gambling risks associated with traditional sports betting. The National Council on Problem Gambling has formally called on predictions market platforms to adopt responsible gambling measures on the basis that trading on event outcomes poses the same consumer risks as other forms of betting. This characterization has prompted calls for predictions market platforms to comply with responsible gambling requirements including age verification, self-exclusion programs, spending limits, and addiction warnings that apply to licensed gambling operators. To the extent BNC’s Platform is characterized as a gambling product, BNC may face claims that it failed to implement adequate consumer protections, that it engaged in deceptive marketing, or that it contributed to gambling-related harm suffered by users. Product liability litigation has been filed against established gambling platforms in multiple jurisdictions on similar theories. Any such claims against BNC, whether or not they have merit, could result in significant litigation costs, damages awards, regulatory requirements to modify BNC’s business practices, and reputational harm that reduces user trust. If BNC is required to implement comprehensive responsible gambling programs, the associated costs and operational requirements could materially increase BNC’s operating expenses and restrict its user acquisition activities.

Congressional legislation addressing the regulatory framework for predictions markets could alter the conditions under which BNC operates, with outcomes that may be favorable or adverse to BNC’s business.

The rapid growth of the predictions market industry and the ongoing legal disputes between predictions market platforms and state regulators have attracted significant Congressional attention. A bipartisan group of state attorneys general has urged Congress to act on the question of federal versus state authority over predictions market platforms, and legislation has been introduced in Congress that would establish new requirements and restrictions applicable to predictions market operators. The outcome of any Congressional action in this area is unpredictable. Legislation that establishes a clear federal framework and preempts state enforcement could benefit platforms that are positioned to comply with federal requirements. Legislation that imposes restrictive requirements, limits permissible contract categories, or grants states greater authority to regulate predictions markets could significantly increase BNC’s compliance costs or restrict the scope of BNC’s operations. Because BNC’s business is at an early stage of development, changes in the regulatory framework resulting from Congressional action could require BNC to redesign aspects of the Platform before launch, obtain new regulatory authorizations, or abandon certain planned features or market categories. There can be no assurance that Congressional action, if any, will be favorable to BNC’s business model, and any adverse legislative development could have a material adverse effect on BNC’s business, results of operations and financial condition.

Numerous foreign jurisdictions have already classified predictions market platforms as illegal gambling and banned their operation, which may significantly restrict BNC’s ability to serve international users.

The regulatory treatment of predictions market platforms outside the United States is highly fragmented, and a substantial and growing number of foreign jurisdictions have already determined that predictions market activity constitutes illegal gambling and have taken active steps to prohibit or restrict it. Singapore has classified predictions market platforms as illegal under its Gambling Control Act 2022 and has formally blocked access to major platforms in the country. Australia’s Communications and Media Authority has determined that predictions market platforms constitute prohibited and unlicensed regulated interactive gambling services and blocked access to them. New Zealand’s Department of Internal Affairs has ruled that predictions markets are prohibited under the Gambling Act 2003 and the Racing Industry Act 2020. Within the European Union, authorities in multiple member states, including the Netherlands, France, Belgium, Italy, Poland, Romania, and Spain, have banned or ordered cessation of predictions market operations, treating event-based contracts as unlicensed online gambling. Argentina’s judiciary has issued a nationwide ban against a major predictions market platform. Thailand has announced plans to block predictions market platforms as illegal gambling. In the United Kingdom, predictions markets relating to politics, sports, and entertainment are treated as gambling and require an operating license from the Gambling Commission. To the extent BNC seeks to serve users in any of these jurisdictions, it would be required to obtain the applicable gambling or other licenses, and there can be no assurance that such licenses would be obtainable. BNC’s failure to comply with applicable foreign laws could expose BNC to enforcement action in those jurisdictions, including civil and criminal penalties, orders blocking access to the Platform, and reputational harm. Any of the foregoing could materially and adversely affect BNC’s ability to expand internationally and could have a material adverse effect on BNC’s business, results of operations and financial condition.

The regulatory framework for predictions markets in certain foreign jurisdictions is actively evolving, and changes in those frameworks could affect BNC’s ability to operate in markets that are currently accessible.

In addition to jurisdictions that have already prohibited predictions market activity, a number of foreign markets are currently developing or actively reconsidering their regulatory frameworks for predictions market platforms in ways that could restrict BNC’s future operations. Within the European Union, there is no unified regulatory framework for predictions markets, and the regulatory landscape varies significantly across member states. The EU’s Markets in Crypto-Assets regulation, known as MiCA, which is scheduled to be fully implemented in 2026, will apply to predictions market platforms that use cryptocurrency assets in connection with their operations and will require those platforms to obtain a Crypto-Asset Service Provider license to continue operating in EU member states. Canada presents a mixed regulatory environment, with varying levels of access and regulatory clarity across provinces. Brazil’s regulators are actively debating whether predictions market platforms fall under the authority of the country’s securities commission or its Ministry of Finance, and the outcome of that determination could impose significant compliance requirements on any platform seeking to serve Brazilian users. Denmark currently permits access to predictions market platforms but its gaming authority retains the ability to block platforms that it determines are actively targeting the local market. Because the regulatory environment in many of these jurisdictions is subject to rapid change, platforms that currently have access to users in those markets may find that access restricted or prohibited on short notice. If foreign jurisdictions in which BNC seeks to operate adopt laws or regulations that restrict or prohibit predictions market activity, BNC’s international growth prospects could be materially impaired, which could have a material adverse effect on BNC’s business, results of operations and financial condition.

BNC’s geographic access controls may be insufficient to prevent users in prohibited jurisdictions from accessing the Platform, which could expose BNC to regulatory enforcement in those jurisdictions.

BNC intends to implement geographic access controls, commonly referred to as geo-blocking, to restrict access to the Platform to users located in jurisdictions where BNC’s operations are permitted under applicable law. Geo-blocking works by identifying a user’s approximate location based on their internet protocol address, or IP address, a numerical identifier assigned to internet-connected devices, and restricting access to the Platform if the user’s address corresponds to a prohibited jurisdiction. However, geo-blocking is not a perfect or fully reliable method of location verification. Users in prohibited jurisdictions may circumvent geo-blocking controls through the use of virtual private networks, or VPNs, which are tools that allow users to mask their actual location by routing their internet traffic through servers in other countries, or through other technical methods. If users in jurisdictions where the Platform is not authorized gain access to the Platform and conduct transactions, BNC may be subject to regulatory enforcement action in those jurisdictions, even if BNC made reasonable good-faith efforts to restrict access. Enforcement actions in jurisdictions where BNC does not intend to operate could expose BNC to civil and criminal penalties, reputational harm, and orders that affect BNC’s broader operations, as currently anticipated. Additionally, in jurisdictions where regulatory status is uncertain, the failure to implement adequate geographic access controls could be cited as evidence that BNC is targeting users in those jurisdictions, which could accelerate regulatory action. There can be no assurance that BNC’s geographic access controls will be sufficient to prevent unauthorized access by users in prohibited jurisdictions, and any resulting enforcement action could have a material adverse effect on BNC’s business, results of operations and financial condition.

Changes in law or regulatory policy applicable to predictions markets could require BNC to make significant changes to its business model or cease operations in certain jurisdictions.

The legal and regulatory framework applicable to predictions markets in the United States is at an early stage of development and is subject to significant change. Federal or state legislators or regulators may enact new laws or adopt new regulations that restrict or prohibit the type of products BNC intends to offer, require BNC to obtain new regulatory authorizations, impose new consumer protection requirements, or otherwise alter the conditions under which BNC can operate. Because BNC’s business model is specifically tailored to the predictions market model, any change in law or regulatory policy that adversely affects the legal status or operating conditions for predictions market platforms could require BNC to make fundamental changes to its business or exit certain markets entirely. BNC intends to monitor regulatory developments and adapt its operations accordingly, but there can be no assurance that BNC will be able to do so on a timely or cost-effective basis. If applicable law or regulatory policy changes in a manner adverse to BNC’s business, BNC’s business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Data, Security, and Intellectual Property

Security breaches, cyberattacks, and attempts to manipulate market outcomes could undermine trust in the Platform and materially harm BNC’s business.

BNC’s predictions market platform involves the collection, storage, and transmission of user data, including personal identification information gathered through the user verification process, account balances, and records of user positions and settlement history. Unauthorized access to this data, or to the systems that determine market settlement outcomes, could result in the theft or misuse of sensitive information, manipulation of market results, and significant harm to users who rely on the Platform’s integrity. Cyberattacks targeting predictions market platforms may include hacking, malware, phishing, distributed denial-of-service attacks, and social engineering schemes designed to compromise user accounts or disrupt Platform availability. In addition, bad actors may attempt to exploit software vulnerabilities or manipulate third-party data feeds to cause the Platform to settle markets on the basis of inaccurate information. BNC takes measures intended to detect and respond to these threats; however, no security system is impenetrable, and BNC may not be able to prevent all attacks. Any successful cyberattack or material security breach could trigger regulatory investigations, expose BNC to litigation, require significant remediation expenditures, and cause reputational harm that reduces user confidence in the Platform. Any of the foregoing could materially and adversely affect BNC’s business, results of operations and financial condition.

The collection and handling of user personal data, including information gathered through the user verification process, exposes BNC to data privacy compliance obligations and the risk of regulatory enforcement.

In connection with BNC’s user verification and account management processes, BNC collects and retains personal information about its users, including identification documents, financial account information, and transaction records. The collection, storage, transmission, and use of this information is subject to a range of federal and state data privacy laws, including the California Consumer Privacy Act (the “CCPA”) and other applicable state privacy statutes, as well as any federal privacy or data security requirements applicable to BNC’s business. To the extent BNC serves users in foreign jurisdictions, additional data privacy requirements may apply, including the General Data Protection Regulation (the “GDPR”), which governs the collection and processing of personal data of individuals located in the European Union and imposes significant requirements on organizations that handle such data, including mandatory breach notification, data subject access rights, and requirements for lawful bases for data processing. Compliance with these laws would require BNC to implement and maintain data security practices, provide users with certain rights with respect to their personal information, and respond to regulatory inquiries or user requests in a timely manner. If BNC fails to comply with applicable data privacy requirements, it could be subject to regulatory enforcement action, civil litigation, fines, and reputational harm. Additionally, any data breach or unauthorized disclosure of user personal information could trigger notification obligations, regulatory scrutiny, and loss of user trust, any of which could materially and adversely affect BNC’s business, results of operations and financial condition.

BNC’s products and internal systems rely on software and hardware developed in part by third parties, and BNC has limited visibility into and control over the security and reliability practices of those providers.

BNC relies on third-party technology vendors to provide certain software, infrastructure, and data services that are integral to the operation of the Platform. BNC has limited ability to oversee the security protocols, development practices, and operational resilience of these third-party providers. If a vendor experiences a security incident, suffers a service disruption, ceases operations, or fails to meet its contractual obligations to BNC, the Platform’s availability or functionality may be impaired. Transitioning to an alternative provider on short notice could be time-consuming, technically complex, and costly, and may not be possible without a period of service disruption. The concentration of critical functions in a small number of vendors heightens BNC’s exposure to any one provider’s operational difficulties. Any disruption to third-party services on which BNC relies could adversely affect the user experience and BNC’s ability to operate the Platform, and could materially and adversely affect BNC’s business, results of operations and financial condition.

BNC may be unable to adequately protect its intellectual property, and third parties may assert that BNC’s Platform or technology infringes their intellectual property rights.

BNC’s competitive position depends in part on its ability to protect its proprietary technology, platform design, and related intellectual property. BNC may not be able to prevent competitors from developing similar technology or from using features or designs that are functionally equivalent to BNC’s. In addition, BNC may in the future be subject to claims by third parties alleging that the Platform or its underlying technology infringes their patents, trademarks, copyrights, or other intellectual property rights. Responding to such claims, regardless of their merit, could be time-consuming and costly, and an adverse outcome could require BNC to pay damages, license technology from third parties on unfavorable terms, or modify or discontinue aspects of the Platform. Any of the foregoing could have a material adverse effect on BNC’s business, results of operations and financial condition.

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

Our “routing model” allows us to tap into multiple LLMs, theoretically reducing reliance on one provider. However, our primary developer and Licensor remains the key source of certain proprietary AI functionalities and platform support, meaning that ongoing performance or reliability problems with its LLM technology could still cause significant product disruptions. Security breaches, downtime, or limited adaptability in the Licensor’s services may reduce customer satisfaction, delay important product updates or damage our brand. Since we do not control the Licensor’s internal operations, we are vulnerable to technical or strategic changes that could negatively impact our services.

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

Risks Related to the OnlyBulls Platform

The OnlyBulls platform depends on third-party market data providers, and any disruption to or termination of those relationships could impair our ability to deliver core platform functionality.

Market data and pricing information displayed on the OnlyBulls platform are sourced through third-party market data aggregators. askROI does not independently generate, maintain, or distribute the pricing and market data on which the platform’s research and monitoring features depend. If one or more of these providers experiences extended service outages, modifies its data licensing terms in ways that increase askROI’s costs or restrict the types of data available to askROI, or terminates or elects not to renew its agreement with askROI, askROI may be unable to deliver real-time market data to users without significant interruption. Transitioning to an alternative data provider could require significant technical integration work and may result in periods during which the platform’s data coverage is incomplete or delayed. Any sustained degradation in data availability or accuracy could reduce user engagement, harm askROI’s reputation, and materially and adversely affect its business, results of operations and financial condition.

askROI’s integration with third-party charting providers exposes askROI to risks associated with those providers’ continued availability, pricing, and terms of service.

Interactive charting functionality on the OnlyBulls platform is delivered through integrations with one or more third-party financial charting and data visualization platforms. askROI does not control these providers’ technical infrastructure, pricing models, or terms of service. If a charting provider modifies its application programming interface (the standardized technical connection through which OnlyBulls accesses its charting tools), introduces pricing changes that materially increase askROI’s costs, or restricts or discontinues access to embedded charting capabilities, askROI may be required to invest significant resources to rebuild this functionality using an alternative provider. Such a transition could degrade the user experience during the integration period, result in increased operating costs, or cause askROI to lose users to competing platforms that offer comparable charting capabilities. These developments could materially and adversely affect askROI’s business, financial condition, and results of operations.

The DeFi self-custody wallet functionality on the OnlyBulls platform relies on Privy as its wallet infrastructure provider, and any disruption to that relationship could impair or disable askROI’s wallet offering.

The DeFi self-custody wallet embedded in the OnlyBulls platform is powered by Privy, a wallet-as-a-service provider whose infrastructure manages the hardware-secured key management systems that enable users to store, send, receive, and manage digital assets within the platform. askROI does not operate its own independent wallet infrastructure but relies on Privy for all underlying wallet technical systems. If Privy experiences service disruptions, security incidents, regulatory challenges, or ceases operations, the wallet functionality of OnlyBulls could be impaired or become unavailable. Migrating to an alternative wallet infrastructure provider would require substantial technical effort and could result in a period during which users are unable to access or transact with their digital asset holdings. Any such disruption could result in reputational harm, user attrition, potential legal claims from affected users, and a material adverse effect on askROI’s business and financial condition.

Users of the OnlyBulls DeFi self-custody wallet bear sole responsibility for maintaining access to their authentication credentials, and the permanent loss of those credentials may result in the irreversible loss of all digital assets held in the wallet.

The OnlyBulls wallet is built on an embedded wallet architecture in which users access and control their wallet through authentication credentials rather than through a traditional seed phrase. The private key underlying each wallet is managed using hardware-secured environments and distributed key management techniques, such that it is never directly exposed to the user during ordinary use. Instead, wallet access is protected by the authentication method the user establishes at account creation, which may include an email address, a linked social login account, a passkey, biometric authentication such as a fingerprint or facial recognition, or a multi-factor authentication method such as a verification code delivered to a mobile device or generated by an authentication application.

Because wallet access depends on these authentication credentials, users who lose access to the account or device through which they authenticate may lose access to their wallet and the digital assets held within it. For example, a user who loses access to the email account associated with their wallet, loses the device on which their passkey or biometric authentication is registered, or loses access to their multi-factor authentication application without a backup method may be unable to access their wallet. askROI does not maintain independent copies of users’ authentication credentials and has no technical ability to restore wallet access on a user’s behalf in the event of lost or compromised credentials.

Users who choose to export their private key directly assume full responsibility for the storage and security of that key. An exported private key that is lost, destroyed, or stolen cannot be recovered or reset by askROI or any third party, and any digital assets associated with a wallet whose private key has been lost will be permanently inaccessible. Digital asset holdings are generally not insured by any government program, and losses resulting from inaccessible credentials or stolen keys may be unrecoverable. Investors should be aware that users who suffer such losses may file complaints or legal claims toward askROI, which could result in reputational harm and could materially and adversely affect askROI’s business and financial condition.

Digital asset swap functionality within OnlyBulls depends on decentralized exchange aggregators that askROI does not control, and users may experience losses or service failures associated with those protocols.

Users of the OnlyBulls DeFi self-custody wallet may exchange one digital asset for another using one or more decentralized exchange aggregators (software protocols that source available trading liquidity from multiple digital asset venues to facilitate asset swaps). These protocols operate as open-source, decentralized software and are not controlled by, or affiliated with, askROI. askROI cannot guarantee the continued availability, security, or performance of any such protocol. Smart contracts (self-executing software programs stored on a blockchain that automatically carry out transactions when specified conditions are met) underlying these protocols may contain undiscovered vulnerabilities, and any exploits or failures in those contracts could result in user losses for which askROI may face reputational or legal exposure. Additionally, liquidity conditions in digital asset markets can change rapidly, resulting in swap executions at prices materially different from those anticipated by users. If users experience losses or poor execution quality through this feature, askROI’s reputation could suffer and askROI could become subject to regulatory scrutiny or legal claims that could materially and adversely affect its business and financial condition.

askROI relies on multiple third-party providers for on-ramp and off-ramp services enabling users to convert between traditional currency and digital assets, and disruptions to any of these providers could impair this functionality.

The OnlyBulls platform enables users to purchase digital assets using traditional currency (on-ramp) and to convert digital assets back into traditional currency (off-ramp) through arrangements with multiple third-party service providers. askROI does not independently process these conversions and depends on these providers for the availability, pricing, and regulatory compliance of conversion services. If one or more of these providers experiences service outages, imposes transaction limits or geographic restrictions, loses a required regulatory authorization, or ceases operations, users’ ability to move funds into or out of digital assets on askROI’s platform could be disrupted. The fragmented nature of askROI’s on-ramp and off-ramp provider relationships means that a single provider failure may not fully impair the service, but could reduce capacity, increase fees, or limit available payment methods. There can be no assurance that askROI will be able to maintain a sufficient number of capable providers on acceptable terms, and any material reduction in on-ramp or off-ramp functionality could reduce user activity on the platform and materially and adversely affect askROI’s business and results of operations.

The DeFi self-custody wallet and related transaction features of OnlyBulls may be subject to money transmission licensing requirements, anti-money laundering obligations or other financial services regulations that could constrain askROI’s operations or require significant compliance investment.

The DeFi self-custody wallet, on-ramp and off-ramp conversion services, and peer-to-peer transaction functionality offered through OnlyBulls may implicate federal and state regulations governing money transmission, digital asset custody, and financial services. FinCEN and various state financial regulatory agencies have asserted jurisdiction over certain digital asset activities under anti-money laundering and Bank Secrecy Act frameworks. Depending on the characterization of askROI’s wallet and conversion services, askROI or its third-party service providers may be required to register as a Money Services Business, obtain state money transmitter licenses in one or more jurisdictions, or comply with KYC and AML verification requirements, which involve confirming the identity of users and monitoring transactions for indicators of illegal activity. Failure to satisfy applicable licensing or compliance obligations, whether by askROI or a service provider on whose compliance askROI relies, could result in regulatory enforcement actions, financial penalties, cessation of wallet operations and reputational harm. Compliance with a patchwork of state-by-state licensing requirements and evolving federal guidance could require substantial investment and could materially and adversely affect askROI’s ability to offer the full wallet feature set across all geographies.

AI-generated research outputs on the OnlyBulls platform could be incorrect, misleading, or misinterpreted as personalized investment advice, exposing askROI to regulatory scrutiny and legal claims.

The OnlyBulls platform integrates an AI-powered research assistant that responds to user queries with analysis and information drawn from publicly available data. As with all LLMs, the research assistant may produce outputs that are factually incorrect, incomplete, or inconsistent, a phenomenon commonly referred to as “hallucination,” in which an AI system generates information that appears plausible but is inaccurate or fabricated. Users who rely on these outputs when making investment or trading decisions could incur financial losses. Although the platform is designed as an informational research tool and not as a provider of personalized investment advice, there can be no assurance that regulators, courts, or users will not characterize certain AI-generated outputs as constituting investment advisory services subject to registration and oversight under the Investment Advisers Act of 1940 or analogous state statutes. Any such characterization could require askROI to register as an investment adviser, substantially modify or restrict the research assistant’s functionality, or expose askROI to enforcement actions and civil liability. These risks could materially and adversely affect askROI’s business, financial condition, and results of operations.

Periods of volatility or sustained declines in digital asset markets could reduce user engagement with the OnlyBulls platform and adversely affect askROI’s business.

A significant portion of the OnlyBulls platform’s appeal to users is tied to their interest in monitoring and managing digital asset holdings. The digital asset market has historically experienced extreme price volatility, prolonged bear markets, and periods of significantly reduced trading activity. During such periods, user interest in financial research tools and digital asset management platforms may decline materially. Reduced user engagement could lower adoption rates, increase user attrition, and decrease the frequency with which users interact with the platform’s wallet, swap, and research features. Because askROI is in an early stage of building its user base for OnlyBulls, sustained declines in digital asset market activity could impair revenue growth and make it more difficult to achieve the scale necessary to support the platform’s operating costs. These developments could materially and adversely affect askROI’s business and financial condition.

The DeFi self-custody wallet functionality of OnlyBulls presents heightened cybersecurity risks, and any breach or theft of digital assets could result in significant losses and reputational harm.

Platforms that enable users to store and transact in digital assets are frequent targets of sophisticated cyberattacks, including phishing schemes, social engineering, smart contract exploits, and direct attacks on wallet infrastructure. Although askROI relies on Privy for wallet infrastructure and does not independently custody user assets, a successful attack on Privy’s systems, on any component of the swap or conversion infrastructure, or on askROI’s own systems, could result in the theft or permanent loss of user digital asset holdings. Unlike traditional bank deposits, digital asset holdings are generally not insured by any government program, and losses resulting from theft or technical failure may be unrecoverable. Users whose authentication credentials or exported private keys are compromised through phishing, malware, account takeover, or other means have limited or no recourse to recover stolen assets, as transactions on a blockchain are generally irreversible once confirmed. Even if askROI is not directly at fault, any security incident affecting user assets could generate significant reputational damage, legal claims and regulatory scrutiny. There can be no assurance that the security measures employed by askROI, Privy, or other service providers will be sufficient to prevent all unauthorized access or asset loss, and any such incident could materially and adversely affect askROI’s business, financial condition, and results of operations.

User misunderstanding of the scope of OnlyBulls’ functionality could result in reputational harm and regulatory scrutiny if users believe the platform offers securities trading capabilities, which it does not provide.

The OnlyBulls platform displays real-time securities data, charts, and AI-generated market analysis. The platform does not currently offer the ability to purchase, sell, or execute trades in any securities. Users who misinterpret the platform as providing securities execution services, or who expect trading functionality that is not present, may file complaints with regulators, initiate legal claims or generate negative publicity that damages askROI’s reputation. Additionally, any future expansion of OnlyBulls’ functionality to include securities trading or order routing services would require askROI or an affiliated broker-dealer to obtain the appropriate registrations and licenses from the SEC, FINRA or applicable state securities regulators, and askROI’s failure to do so could result in enforcement actions. The introduction of any securities execution feature without the requisite regulatory approvals could materially and adversely affect askROI’s business, financial condition, and results of operations.

Risks Related to the Purchase, Ownership and Custody of Precious Metals

We currently have no experience as a company in purchasing, owning, holding or liquidating precious metals.

We currently intend to use a portion of our available capital to purchase precious metals, including gold and/or silver. We have no prior experience as a company in purchasing, owning, holding or liquidating precious metals and there are significant risks involved in developing processes and procedures to purchase, safely store and liquidate such precious metals. Any failure or delay in the development of proper processes and procedures could adversely impact our operations, assets and results of operations. We may also choose to collaborate with third parties that have experience in purchasing, storing and liquidating precious metals, either to augment our own personnel or in lieu of our own personnel and systems. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in purchasing, storing and liquidating precious metals on acceptable financial terms, or at all. In addition, our revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to handle them ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to purchasing, storing and liquidating our precious metals effectively. If we are not successful in developing the proper processes and procedures for purchasing, storing and liquidating precious metals, either on our own or through arrangements with one or more third parties, we could incur significant losses.

The price of precious metals is volatile.

The price of precious metals, especially gold and silver, has fluctuated widely in recent years. During the past 52-week period (through April 12, 2026), the price of gold has ranged between $5,627 per troy ounce and $3,123 per troy ounce and the price of silver has ranged between $121 per troy ounce and $32 per troy ounce. As of April 12, 2026, the price of gold and silver was approximately $4,710 and $73 per troy ounce, respectively.

Precious metals, have experienced, and continue to experience, significant price and volume volatility. Several factors may affect the price of precious metals, including:

•	Global supply and demand, which is influenced by such factors as precious metals’ uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other precious metal products, forward selling by precious metal producers, purchases made by precious metal producers to unwind precious metal hedge positions, central bank purchases and sales, and production and cost levels in major precious metal-producing countries such as China, the United States and Australia;

•	Global or regional political, economic or financial events and situations, especially those unexpected in nature, such as the current conflict in the Middle East;

•	Investors’ expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates;

•	The price of Bitcoin, should investors view Bitcoin as a digital store of value;

•	Investment and trading activities of hedge funds and commodity funds; and

•	Other economic variables such as income growth, economic output, and monetary policies.

Crises may motivate large-scale sales of precious metals which could decrease the price of precious metals and adversely affect an investment in our company.

The possibility of large-scale distress sales of precious metals in times of crisis may have a negative impact on the price of precious metals and adversely affect an investment in our company and our Class A common stock. For example, the 1998 Asian financial crisis resulted in significant sales of gold by individuals, which depressed the price of gold. Crises in the future may impair precious metals’ price performance which could, in turn, adversely affect an investment in our Class A common stock.

The price of precious metals may be affected by the sale of precious metals by ETFs or other exchange traded vehicles tracking such markets.

To the extent existing exchange traded funds, or ETFs, or other exchange traded vehicles tracking gold or silver markets represent a significant proportion of demand for physical gold or silver bullion, large redemptions of the securities of these ETFs or other exchange traded vehicles could negatively affect physical gold or silver bullion prices and the value of our Class A common stock.

Substantial sales of precious metals by the official sector could adversely affect our investment in precious metals.

The official sector consists of central banks, other governmental agencies and international organizations that buy, sell and hold precious metals as part of their reserve assets. The official sector holds a significant amount of precious metals, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. For example, since 1999, most sales of gold have been made in a coordinated manner under the terms of the Central Bank Gold Agreement, as amended, under which 21 of the world’s major central banks (including the European Central Bank) agree to limit the level of their gold sales and lending to the market. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their precious metals assets all at once or in an uncoordinated manner, the demand for precious metals might not be sufficient to accommodate the sudden increase in the supply of precious metals to the market. Consequently, the price of precious metals could decline significantly, which would adversely affect our investment in precious metals.

Our precious metals may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of our precious metals held could be lost, damaged or stolen. Access to our precious metals could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). In addition, we may not be able or willing to insure our precious metals on such terms and conditions to cover the full replacement value of the precious metals. Any of these events may adversely affect our operations and, consequently, an investment in our securities.

Risks Related to Gresham

Risks Related to Gresham’s Business and Financial Condition

Gresham has historically incurred net losses and negative cash flow and Gresham’s operating results may significantly vary from quarter to quarter, so it may not be able to achieve or sustain profitability.

For the year ended December 31, 2025, Gresham reported revenue of $40.05 million and a net loss of $2.9 million. Gresham expects to continue to incur substantial expenditures to develop and market Gresham’s products and services and Gresham is likely to continue to incur losses and negative operating cash flow in the foreseeable future. As the result of Gresham’s lack of working capital, it faces a number of challenges:

•	Gresham filed for Chapter 11 bankruptcy on August 14, 2024, which has harmed and will continue to adversely affect its reputation among many, but most importantly, among prospective investors and customers for its products;

•	Gresham owes $8.7 million to us and cannot repay such funds absent forbearance agreements from us, which forbearance cannot be assured; and

•	Delayed payments to vendors and service providers as a result of the bankruptcy may affect Greshams ability to operate efficiently. Certain service providers have not been paid and have cut back or no longer provide services, and will in all likelihood require prepayment for any future services.

In addition, Gresham’s operating results have in the past been subject to quarter-to-quarter fluctuations, and Gresham expects that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for Gresham’s products is driven by many factors, including the availability of funding for Gresham’s products in Gresham’s customers’ budgets. There is a trend for some of Gresham’s customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available budget funds. Seasonal fluctuations in customer demand for Gresham’s products driven by budgetary and other concerns can create corresponding fluctuations in period-to-period revenue, and Gresham therefore cannot assure you that Gresham’s results in one period are necessarily indicative of Gresham’s results in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, have been difficult for Gresham to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those that Gresham anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm Gresham’s operating results for such quarter. It is possible that, in some quarters, Gresham’s operating results will be below the expectations of public market analysts or investors. Finally, supply chain issues have occurred in the past and may in the future affect future quarters.

A large percentage of Gresham’s current revenue is derived from prime defense contractors to the United States government and its allies, and the loss of these relationships, a reduction in government funding or a change in government spending priorities or bidding processes could have an adverse impact on Gresham’s business, financial condition, results of operations and cash flow.

The defense programs may compete with other policy needs, which may be viewed as more necessary. For example, budget and appropriations decisions made by the governments of the United States, the United Kingdom and Israel are outside of Gresham’s control and have long-term consequences for Gresham’s business. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, and the purchase of Gresham’s products could be defunded in favor of other governmental priorities. The prolonged delay experienced in providing new aid to Ukraine and delays in providing certain weapons to Israel are evidence of the political uncertainties. While defense budgets in countries around the world have generally increased in nominal terms, there can be no assurance that such increases will continue for the foreseeable future. A change in government spending priorities or an increase in non-procurement spending at the expense of Gresham’s product offerings, or a reduction in total defense spending, could have material adverse consequences on Gresham’s business.

If Gresham’s reputation or relationships with the governments of the United States, the United Kingdom, Israel or the limited number of defense contractors with which Gresham works were harmed, Gresham’s future revenues and cash flows would be adversely affected.

Gresham derives most of its revenue from the governments of the United States, the United Kingdom and Israel as well defense contractors across the world that supply those countries and their allies. Gresham’s reputation and relationships with various government entities and agencies, in particular with the United States Department of Defense and Ministries of Defense in the United Kingdom and Israel, and the limited number of defense contractors serving these agencies, are key factors in maintaining and growing these revenues and winning bids for new business. Negative press reports or publicity, regardless of accuracy, could harm Gresham’s reputation. If Gresham’s reputation or relationships with government agencies were to be negatively affected, or if Gresham is suspended or barred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and Gresham’s financial condition and results of operations would be adversely affected.

Because Gresham engages in fixed fee contracts with Gresham’s customers, it faces pressure on Gresham’s gross profit margins and operating costs from inflation.

Gresham’s financial condition, results of operations, and liquidity may be negatively impacted by increased levels of inflation. Gresham is not able to predict the timing and effect of inflation, or its duration and severity. Inflation may cause Gresham’s costs to purchase inventory to be higher than it had planned and reduce Gresham’s gross profit margins. Also, inflation tends to increase Gresham’s compensation and other costs. Because of the fixed price contracts Gresham’s enters into, Gresham may not be able to sell Gresham’s products to Gresham’s customers at correspondingly increased prices to cover the impact of inflation, resulting in decreased profit margins.

The effects of Russia’s invasion of Ukraine, the conflict in the Middle East involving Iran, the Houthis, Hamas, Hezbollah’s rocket attacks in Northern Israel and tensions elsewhere in the world on the capital markets and the economy is uncertain, and Gresham may be faced with a recessionary economy and economic uncertainty including possible adverse effects upon the capital markets.

Russia’s invasion of Ukraine, the conflict in the Middle East involving Iran, the Houthis, Hamas, Hezbollah’s rocket attacks in Northern Israel have created increased uncertainty in the capital markets and caused, among other matters, increased inflation. This may make it more difficult for Gresham to raise capital and the result may be more expense and dilution. Gresham cannot predict how these factors will affect the capital markets, but the impact may be materially adverse and may delay or prevent it from completing future financings. These conditions may adversely affect Gresham’s ability to access capital on favorable terms, potentially increasing financing costs and shareholder dilution. The Company cannot predict the duration or full impact of these factors, which could materially delay or prevent future financing activities.

Gresham’s subsidiary, Enertec, operates a production facility in Karmiel, Israel, and Gresham’s business, financial condition and results of operations may be adversely affected by geopolitical risks and military activity in the region.

Israel has been and may continue to be subject to geopolitical instability, armed conflicts, and security threats, including ongoing hostilities involving Iran, Lebanon, and other regional actors. These conditions have resulted, and may continue to result, in disruptions to economic activity, infrastructure, and supply chains.

Enertec’s operations may be adversely impacted by these conditions in several ways, including:

•	potential physical damage to facilities or infrastructure, including the Karmiel production site, as a result of missile attacks or other military actions;

•	disruptions to operations due to air raid alerts, security restrictions, or other emergency measures;

•	reduced workforce availability as a result of mandatory military reserve duty call-ups or other personnel constraints;

•	delays or interruptions in the supply of raw materials or components, or the ability to deliver products to customers; and

•	broader economic or financial market instability in Israel.

While Enertec has implemented certain contingency and business continuity measures, there can be no assurance that such measures will be sufficient to mitigate the impact of future disruptions. Any significant escalation in regional hostilities or prolonged disruption could materially and adversely affect Enertec’s operations, which in turn could have a material adverse effect on Gresham’s business, financial condition, and results of operations.

If the inflationary pressures in the United States and elsewhere where Gresham operates continue at current levels or increase, Gresham could experience reduced margins and lose future business.

While the inflation rate is lower than it has been it remains elevated; as a result, inflationary pressures are affecting Gresham’s gross profit margins particularly since Gresham lacks the capital to accumulate material inventory. Most of Gresham’s contracts (except with Relec) are fixed price which reduces Gresham’s margins when inflation occurs. Reducing Gresham’s selling prices results in further reduction of Gresham’s margins. This customer pricing pressure may also result in the loss of contracts and/or future business. Finally, Gresham is experiencing rising labor and other costs which may further increase its losses. If inflation continues at current levels or increases, Gresham could experience reduced margins or lose future business.

If Gresham loses key personnel, it could have a material adverse effect on Gresham’s financial condition, results of operations and growth prospects.

Gresham’s success will depend on the continued contributions of key officers and employees. The loss of the services of key officers and employees, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on Gresham’s financial condition, results of operations, and growth prospects. In March 2024, Enertec’s Chief Executive Officer passed away. The replacement of Enertec’s former Chief Executive Officer by Enertec’s Chief Operating Officer has not had a material adverse effect to date, though it is possible that the loss of Enertec’s CEO in 2024 may still adversely affect the business.

Gresham’s success will depend on the continued contributions of key officers and employees. The loss of the services of key officers and employees, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on Gresham’s financial condition, results of operations and growth prospects.

We do not know if the loss of key employees will result in any adverse effects. However, if Gresham were to lose Marcus Charuvastra and/or Yasmine Misuraca, Gresham’s two executive officers, or Nissim Ovadia, Enertec’s Chief Executive Officer, Gresham’s business would be materially and adversely affected.

Gresham’s sales and profitability may be affected by changes in economic, business and industry conditions.

If the economic climate in the United States or abroad deteriorates, customers or potential customers could reduce or delay their orders. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing Gresham’s sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the defense electronics sector make it difficult to predict changes in the purchasing requirements of Gresham’s customers and the markets Gresham serves. There are many other factors which could affect Gresham’s business, including:

•	Political factors, which result in a reduction of defense expenditures;

•	The end of the Russian war in Ukraine, the end of the conflict in Israel whether with Iran, Hames and/or Hezbollah, stability in the Middle East or easing of tensions in Asia;

•	The introduction and market acceptance of new technologies, products and services including AI;

•	New competitors and new forms of competition;

•	The size and timing of customer orders (for retail distributed physical product);

•	The size and timing of capital expenditures by Gresham’s customers;

•	Adverse changes in the credit quality of Gresham’s customers and suppliers;

•	Changes in the pricing policies of, or the introduction of, new products and services by Gresham or its competitors;

•	Changes in the terms of Gresham’s contracts with its customers or suppliers;

•	The availability of products and schedule for deliveries from Gresham’s suppliers; and

•	Variations in product costs and the mix of products sold.

These trends and factors could adversely affect Gresham’s business, results of operations and financial condition and diminish Gresham’s ability to achieve its strategic objectives.

Gresham has been significantly short of capital needed to acquire parts for manufacture of Gresham’s products to complete orders. At times, Gresham has not had the cash available to make advance payments for the purchase of parts, and then, as a consequence, Gresham would not receive the parts from Gresham’s vendors required to finish a customer order. This would then delay the delivery of Gresham’s products to customers and would also delay recognition of the resulting revenue and the receipt of cash from the customer. There can be no assurance that Gresham will not operate at a loss during the current or future fiscal years.

Gresham’s future profitability depends upon many factors, including several that are beyond Gresham’s control. These factors include, without limitation:

•	changes in the demand for Gresham’s products and services;

•	changes in the timing of desired customer deliveries;

•	the availability of working capital;

•	Gresham’s ability to deliver new product developments and introductions on a timely basis;

•	Gresham’s loss of key customers or contracts;

•	Gresham’s ability to hire engineers and other technical personnel;

•	the introduction of competitive products;

•	the failure to gain market acceptance of Gresham’s new and existing products; and

•	changes in technology which cause some of Gresham’s products to be obsolete.

Risks Related to Gresham’s Sales, Business Development and Competition

Gresham’s sales cycles can be long and unpredictable, and Gresham’s sales efforts require considerable time and expense. As a result, Gresham’s sales and revenue are difficult to predict and may vary substantially from period to period, which may cause Gresham’s operating results to fluctuate significantly.

The timing of Gresham’s revenues is difficult to predict. Factors that may contribute to these fluctuations include Gresham’s dependence on the defense industry, a limited number of customers, the nature and length of Gresham’s sales cycles for Gresham’s products and services, the duration and delivery schedules within Gresham’s customer contracts and Gresham’s ability to timely develop, produce and upgrade Gresham’s products.

Most of Gresham’s revenues are generated from a limited number of relatively large orders that Gresham receives from prime defense contractors and government agencies. Gresham spends substantial time and resources on its sales efforts without any assurance that its efforts will produce any sales. In addition, purchases of Gresham’s products are frequently subject to budget constraints (including constraints imposed by governmental agencies), multiple approvals, and unplanned administrative, processing and other delays. Even if Gresham receives a purchase order from a customer, there may be circumstances or terms relating to the purchase that delay Gresham’s ability to recognize revenue from that purchase, which makes Gresham’s revenue difficult to forecast. As a result, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized, if at all. For these reasons, Gresham’s operating results may vary significantly from quarter to quarter. Such unpredictable operating results may adversely impact the trading price of Gresham’s common stock.

Gresham’s sales are significantly dependent on the defense industry and a limited number of customers.

Most of Gresham’s current product and service offerings are directed towards the defense marketplace, which has a limited number of customers. If the defense market demand decreases, Gresham’s sales may be less than projected with a resulting decline in revenues. As a result, Gresham’s business depends upon continued United States, Israeli, the United Kingdom’s and other countries’ government expenditures on defense systems for which Gresham provides support. Gresham’s business, prospects, financial condition, operating results, and the trading price of Gresham’s common stock could be materially harmed by, among other causes, the following:

•	Budgetary constraints, including mandated automatic spending cuts, affecting across-the-board government spending, or specific agencies in particular, and changes in available funding;

•	A shift in expenditures away from defense programs that Gresham supplies;

•	United States government shutdowns due to, among other reasons, a failure by elected officials to fund the government and other potential delays in the appropriations process;

•	Delays in the payment of Gresham’s invoices by government payment offices; and

•	Changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to conditions, such as emergency spending, which reduce funds available for other government priorities. The United Kingdom economy is now in a recession.

Additionally, the loss of any one customer may have a material adverse effect on future operating results and financial condition. Gresham’s product backlog also has a number of risks and uncertainties, such as the cancellation or deferral of orders, dispute over performance of Gresham’s products and Gresham’s ability to collect amounts due under these orders. If any of these events were to occur, actual shipments could be lower than projected and revenues could decline, which would have an adverse effect on Gresham’s operating results and liquidity.

Gresham faces intense industry competition and product obsolescence, which, in turn, could increase Gresham’s losses.

Gresham operates in an industry that is characterized by intense competition. Gresham’s competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the government with which Gresham enters into contracts and will continue these efforts in the future, and the governments may choose to use other contractors. Gresham believes that the principal competitive factors in Gresham’s markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in Gresham’s industry as competitors strive to retain or expand their market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and, therefore, could reduce Gresham’s profitability. Additionally, as Gresham is seeing with Microsource, the United States military’s decision to discontinue ordering certain aircraft where Microsource acts as a supplier, results in Gresham’s loss of orders.

Because Gresham’s competitors have greater resources, Gresham may not be able to compete effectively.

Several of Gresham’s competitors, including, among others, K&L Microwave, Q Microwave, Amplitech, Qorvo, Northrop Grumman, Teledyne, Textron, Keysight, Rohde & Schwarz and National Instruments have substantially greater research and development, manufacturing, marketing, financial, technological personnel and managerial resources than Gresham does. These resources also make these competitors better able to withstand difficult market conditions than Gresham can. Gresham cannot provide assurance that any products developed by these competitors will not gain greater market acceptance than any that Gresham develops.

Gresham’s products compete and will compete with similar, if not identical, products produced by Gresham’s competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distribution personnel, and other resources than Gresham does. These companies can implement extensive advertising and promotional campaigns. They can introduce new products to new markets more rapidly. In certain instances, competitors with greater financial resources may be able to enter a market in direct competition with Gresham, offering attractive marketing tools to encourage the sale of products that compete with Gresham’s products or present cost features that customers may find attractive.

The markets for some of Gresham’s products (such as its commercial products in the United Kingdom) are also subject to specific competitive risks because these markets are highly price sensitive. Gresham’s competitors have competed in the past by lowering prices on certain products. If they do so again, Gresham may be forced to respond by lowering its own prices. That would reduce revenue and increase losses. Failure to anticipate and respond to price competition may also further reduce Gresham’s revenue and increase its losses.

The sale of Gresham’s products is dependent upon its ability to satisfy the proprietary requirements of its customers.

Gresham depends upon a narrow range of products and services for the majority of its revenue. Gresham’s success in marketing its products depends upon their continued acceptance by its customers. In some cases, these customers require that Gresham’s products meet their own proprietary requirements. If Gresham is unable to satisfy such requirements, or forecast and adapt to changes in such requirements, its business could be materially harmed.

Risks Related to Gresham’s Operations

If Gresham is unable to identify, attract, train and retain qualified personnel, especially its design and technical personnel, Gresham’s business and results of operations would be materially and adversely affected and it may not be able to effectively execute its business strategy.

Gresham’s performance and future success largely depend on Gresham’s continuing ability to identify, attract, train, retain and motivate qualified personnel, including its management, sales and marketing, finance and in particular its engineering, design and technical personnel. For example, Gresham currently has a limited number of qualified personnel for the assembling, tuning and testing processes. Members of Gresham’s technical staff are nearing retirement, and it may be difficult to replace them, given their experience and expertise. To the extent skilled engineering and manufacturing personnel can be beneficially utilized across divisions, Gresham will look to do so. In addition, Gresham will need additional staff to drive Microphase’s forecasted growth and to allow Enertec to handle larger orders. Further Enertec’s recruiting efforts are challenged by the conflicts in Israel and the priority of the military. Gresham does not know whether it can expand its workforce as needed. Gresham’s engineering, design and technical personnel represent a significant asset. The competition for qualified personnel in the defense industry in the United States, the United Kingdom and Israel is intense and constrains Gresham’s ability to attract qualified personnel. The loss of the services of one or more of Gresham’s key employees, especially its key engineering, design and technical personnel, or Gresham’s inability to attract, retain and motivate qualified personnel could have a material adverse effect on its business, financial condition and operating results.

Gresham’s strategic focus on purpose-built electronics solutions and concurrent cost reduction plans may be ineffective or may limit its ability to compete.

Gresham devotes significant resources to developing and manufacturing designed-in electronics solutions for its customers. Each product typically represents a uniquely tailored solution for a specific customer’s requirements. Failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put Gresham at risk with one or more of these customers. Moreover, changes in market conditions, such loss of distribution contracts with key foreign manufacturers, and changes in the needs and requirements of Gresham’s customers may affect their purchasing decisions. The loss of one or more of Gresham’s significant custom electronics solution customers or suppliers would have a material adverse impact on its revenue, business or financial condition.

A significant portion of Gresham’s contracts are fixed-price contracts that could subject it to losses in the event of cost overruns or a material increase in inflation.

Gresham negotiates most of its contracts on a fixed-price basis, which allows it to benefit from cost savings but also subjects it to the risk of potential cost overruns, particularly for firm fixed-price contracts, because Gresham assumes the entire cost burden. If Gresham’s initial estimates are incorrect, it can lose money on these contracts. Government contracts can expose Gresham to potentially large losses because the government can hold Gresham responsible for completing a project or, in certain circumstances, paying the entire cost of Gresham’s replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with Gresham’s suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to Gresham. Furthermore, if Gresham fails to meet contract deadlines or specifications, Gresham may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of Gresham’s contracts have provisions relating to cost controls and audit rights, and if Gresham fails to meet the terms specified in those contracts, it may not realize their full benefits. Cost overruns could have an adverse impact on Gresham’s operating results.

Gresham’s subsidiaries purchase a significant amount of their components and products outside of the countries in which they operate.

With the exception of Microphase and Microsource, which source all of their components from United States suppliers, Gresham purchases many components from foreign manufacturers. In addition, Gresham has a substantial majority of its commercial products assembled, packaged, and tested by subcontractors located outside the United States These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, material changes in social, political, pandemic, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on Gresham’s business and operating results.

Risks Related to the Chapter 11 Case

As a result of the Chapter 11 Case, Gresham’s financial results may be volatile and may not reflect historical trends.

Due to the Chapter 11 Case, Gresham expects its financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact Gresham’s consolidated financial statements. As a result, Gresham’s historical financial performance is likely not indicative of Gresham’s financial performance after the Petition Date. In addition, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, due to, among other things, revisions to Gresham’s operating plans pursuant to a plan of reorganization. Gresham also may be required to adopt fresh start accounting, in which case Gresham’s assets and liabilities will be recorded at fair value as of the fresh start reporting date. Such value may differ materially from the recorded values of assets and liabilities on Gresham’s consolidated balance sheets. Gresham’s financial results after the application of fresh start accounting also may be different from historical trends.

Gresham has experienced, and may continue to experience, increased levels of employee attrition as a result of the Chapter 11 Case.

As a result of the Chapter 11 Case, Gresham has experienced, and may continue to experience, increased levels of employee attrition, and Gresham’s employees have faced, and likely will continue to face, considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect Gresham’s business and results of operations. Gresham’s ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with it through the pendency of the Chapter 11 Case may be limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of Gresham’s senior management team and other employees could impair Gresham’s ability to execute Gresham’s strategy and implement operational initiatives, which would be likely to have a material adverse effect on Gresham’s business, financial condition and results of operations.

Risks Related to TurnOnGreen

TurnOnGreen can provide no assurance of any successful expansion of its operations.

TurnOnGreen’s significant increase in the scope and scale of our operations, including the hiring of additional personnel, has resulted in substantially higher operating expenses. TurnOnGreen anticipates that its operating expenses will continue to increase. Expansion of its operations may also make significant demands on its management, finances and other resources. Its ability to manage future growth, should it occur, will depend on the expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. TurnOnGreen cannot assure you that significant problems will not arise in these areas. Failure to expand and improve these systems, procedures, and controls efficiently and at a pace consistent with TurnOnGreen’s business growth could have a material adverse effect on its business, financial condition, and results of operations. Additionally, TurnOnGreen cannot assure you that its efforts to expand marketing, sales, manufacturing, and customer support will generate additional sales or profitability in the future.

Changes in U.S. and international trade policies, particularly with respect to China, and key trading countries, may adversely impact TurnOnGreen’s business and operating results.

TurnOnGreen relies on foreign third-party manufacturers and component suppliers located in China, Taiwan, Israel, and other countries. The U.S. government has taken actions that may result in changes to U.S. and international trade policies. In April 2025, the U.S. government announced tariffs on imports from China that may reach a combined total rate of up to at least 145%, including the 20% tariff implemented in February 2025. Tariffs of 10% were also imposed on imports from Taiwan and Israel. If maintained or expanded to additional countries, tariffs and potential trade disputes with China or other countries could increase TurnOnGreen’s costs of revenue and operating expenses. The extent and duration of tariffs, and their impact on global economic conditions and TurnOnGreen’s business, remain uncertain.

TurnOnGreen is in a highly competitive EV charging services industry and there can be no assurance that TurnOnGreen will be able to compete with many of its competitors, which are larger and have greater financial resources.

TurnOnGreen faces strong competition from other EV charging providers, some of which are able to duplicate aspects of its business model. Many competitors have substantially greater financial, marketing, and development resources than TurnOnGreen has. In addition, barriers to entry in certain segments of the EV charging services market are relatively low. As a result, competitors may independently develop services that are substantially equivalent or superior to their services. Therefore, an investment in TurnOnGreen is very risky and speculative.

TurnOnGreen’s competitors may also provide customers with greater capabilities or benefits in areas such as technical qualifications, past contract performance, geographic presence, and pricing. Furthermore, competitors with greater resources may develop competing technologies, secure broader contracts, or recruit TurnOnGreen’s employees by offering more attractive compensation packages.

Risks Related to Ownership of Our Class A Common Stock and Future Offerings

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock at varying prices. We cannot predict whether future issuances of shares of our Class A common stock or the availability of shares for resale in the open market will decrease the market price per share of our Class A common stock. We are not restricted from issuing additional shares of Class A common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of Class A common stock. Sales of a substantial number of shares of our Class A common stock in the public market or the perception that such sales might occur, including, for example, sales under our existing Second ATM Offering, could materially adversely affect the market price of the shares of our Class A common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of any future stock issuances reducing the market price of our Class A common stock and diluting their stock holdings in us.

Our Class A common stock price is volatile.

Our Class A common stock is listed on the NYSE American. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the past 52-week period (through April 13, 2026), our stock closed at prices between $9.98 per share and $0.13 per share, as reported on Nasdaq.com. On April 13, 2026, the price of our Class A common stock closed at $0.15 per share.

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

Due to a number of financings, we have a substantial number of shares that are subject to issuance pursuant to outstanding convertible debt, warrants and options. As of April 12, 2026, the number of shares of Class A common stock subject to convertible notes, warrants, class B common stock, Series C Convertible Preferred Stock, Series G Preferred Stock and Series H Preferred Stock were 50,930,616, 639,105, 24,153,459, 347,222,219, 6,666,666 and 27,777,778 respectively. The issuance of Class A common stock pursuant to convertible notes, warrants and preferred stock at conversion or exercise prices lower than market prices may have the effect of limiting an increase in the market price of our Class A common stock.

Risks Related to the Planned Divestiture of Ault Capital

Completion of the Divestiture could result in a decline in the price of our Class A common stock.

We currently do not anticipate that any of the ACG Shares will be listed on any market, exchange or trading system at the time of the Divestiture, so we do not expect the NYSE American to adjust the value of our Class A common stock upon the completion of the Divestiture. As the distribution of the Series F Preferred Stock was completed more than a year ago, we believe that the market may have already adjusted the value of the Class A common stock to reflect the planned Divestiture. However, upon the completion of the Divestiture, the assets and revenue of Ault Capital will no longer be consolidated into our financial statements. As such, it is possible that the price of our Class A common stock may then decline after the Divestiture, as some stockholders may perceive that the market value of Ault Capital will be removed from our valuation at that time.

The Divestiture might not be completed or not be completed within the envisaged time frame.

The Divestiture process is complex, time-consuming and involves significant costs and expenses. There are risks and uncertainties relating to the execution of the Divestiture, including the timing and certainty of the completion of the Divestiture. When we made the distribution of the Series F Preferred Stock, we initially contemplated completing the Divestiture by December 31, 2025. Due to various factors, including legal and regulatory hurdles to the Divestiture, we currently expect the Divesture of Ault Capital to occur in the second quarter of 2027. However, that time frame may change again in the future or the Divestiture could never occur. If we are unable to complete the Divestiture effectively or within the envisaged time frame, we may incur temporary interruptions in business operations. In addition, any further delays in completing the Divestiture could disrupt our business and have a material adverse effect on our business, financial condition, liquidity and results of operations.

Certain of our executive officers and directors may have actual or potential conflicts of interest after the Divestiture.

While we currently anticipate that, following the Divestiture, certain of our executive officers and directors will only be executive officers and/or directors of one of the resulting companies (Ault Capital or Hyperscale), we anticipate that at least some of the executive officers and/or directors may have positions with both entities. In addition, some of the executive officers and/or directors may also be executive officers and/or directors of Ault & Company, which owns a majority of the Series F Preferred Stock (and thus will own a majority of Ault Capital after the Divestiture) and is currently the largest beneficial owner of Hyperscale Data. In addition, certain of the executive officers and directors will continue to have a financial interest in shares of common stock of the other entity following the Divestiture. These overlapping positions of management and/or cross ownership could create, or appear to create, potential conflicts of interest that could have different implications for Hyperscale Data and Ault Capital.

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

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the conflicts between Russia and Ukraine as well as the one between the United States and Israel against Iran, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of December 31, 2025, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level.

We identified material weaknesses related to (i) insufficient accounting personnel and resources, which limited our ability to perform timely and effective review and analysis of financial reporting information, including complex accounting matters, and (ii) limitations in segregation of duties due to the size and structure of the organization. These conditions increase the risk that errors or misstatements may not be prevented or detected on a timely basis. Management evaluated these deficiencies in the aggregate and concluded that they represent material weaknesses in internal control over financial reporting.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2025, we concluded that our internal control over financial reporting contained material weaknesses.

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

Our certificate of incorporation contains a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Delaware law. We have entered into indemnification agreements with each of our directors and executive officers and may also have contractual indemnification obligations under current and/or future employment agreements with other officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

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

Because we are a smaller reporting company, we are not required to provide the information otherwise required under this Item.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not successfully eliminate all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred.

ITEM 2.	PROPERTIES

Our corporate headquarters office utilizes 11,918 square feet of leased office space in Las Vegas, Nevada. Our Las Vegas leases expire in July 2031. The annual base rent under the leases, payable on a monthly basis, was approximately $0.2 million during 2025.

We also lease additional corporate offices in Costa Mesa, California and New York, New York. Our New York lease expires in December 2030 and our Costa Mesa lease expires in December 2027. The annual base rent under the leases, payable on a monthly basis, was approximately $0.4 million during 2025.

We own a 617,000 square foot data center in Dowagiac, Michigan, in which we operate our crypto asset mining and high-performance computing infrastructure for Sentinum, in addition to renting commercial office and warehouse space. We also operate digital asset mining facilities in Montana, which are supported by land lease arrangements and power agreements that provide access to the underlying sites and energy infrastructure used in our mining operations.

Our TurnOnGreen segment currently leases approximately 23,800 square feet of office, engineering, laboratory and warehouse space in Milpitas, California under a lease that commenced in January 2026 and expires on January 31, 2031. Prior to entering into this lease, TurnOnGreen leased approximately 34,370 square feet of similar space in Milpitas, California under a lease that expired on January 31, 2026. Accordingly, during the year ended December 31, 2025, only the 34,370 square foot facility was under lease. The aggregate annual base rent for this lease was approximately $0.5 million during 2025, payable on a monthly basis.

Our Energy segment crane rental business leases approximately 20,902 square feet of commercial building space and a 10-acre tract of land across four locations in Robstown and Carthage, Texas, Clinton, Oklahoma, and Houston, Texas. The related leases expire at various dates through May 31, 2029. The aggregate annual base rent under these leases, payable on a monthly basis, was approximately $0.5 million during 2025.

Our Gresham segment leases an aggregate of approximately 64,288 square feet of office, engineering and manufacturing space across three locations in Karmiel, Israel, Dorset, United Kingdom, and Shelton, Connecticut. One lease in Israel previously expired and is currently operating on a month-to-month basis, another lease in Shelton, Connecticut expires on May 31, 2026, and the remaining lease in Dorset, United Kingdom expires on June 30, 2030. The aggregate annual base rent under these leases, payable on a monthly basis, was not material during 2025.

We currently anticipate that the current leased or owned space will be sufficient to support our current and foreseeable future needs.

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

The Complaint asserts a cause of action for breach of contract against the Company based on a Guaranty, dated April 27, 2023, and entered into, amongst others, the Company and Arena, and seeks damages in and amount in excess of $3.8 million, plus interest, attorneys’ fees, costs, expenses, and disbursements.

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

On or about February 17, 2026, the Company filed a Stipulation of Discontinuance with Prejudice, thereby formally discontinuing the action.

On or about February 23, 2026, Arena filed a Notice of Withdrawal of the Appeal.

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

Record Holders

As of April 12, 2026, 415,241,090 shares of our Class A common stock were issued and outstanding and were owned by four holders of record. A number of holders of our Class A common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock since our inception, and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of our Board and will depend upon our earnings, capital requirements, and financial position.

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

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Hyperscale Data, Inc., a Delaware corporation, which was incorporated in September 2017. We are an artificial intelligence (“AI”) data center company anchored by Bitcoin. Through our wholly owned subsidiary, Sentinum, Inc. (“Sentinum”), we own and operate a large-scale data center platform that integrates AI compute infrastructure with Bitcoin mining operations under a unified, parallel compute model. This hybrid architecture enables us to generate compute power for enterprise AI workloads through NVIDIA graphic processing unit clusters, while also operating high-efficiency Bitcoin mining systems that contribute to the Bitcoin network and our growing digital asset treasury.

Through our other wholly owned subsidiary, Ault Capital Group, Inc. (“Ault Capital”), we currently hold a portfolio of diversified businesses and strategic investments spanning commercial lending and trading, hotel operations, crane rental, AI-driven software platforms and commercial electronics. We anticipate completing the planned divestiture of Ault Capital in 2027, at which time we expect to operate as a focused AI data center and Bitcoin infrastructure company.

Our direct and indirect wholly owned subsidiaries include:

•	Sentinum, Inc. (“Sentinum”);
•	Alliance Cloud Services, LLC (“ACS”);
•	BNI Montana, LLC (“BNI Montana”);
•	Ault Lending, LLC (“Ault Lending”);
•	Gresham Worldwide, Inc. (“Gresham”), which wholly owns Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”) and Giga-tronics Incorporated (“GIGA”) and holds a controlling interest in Microphase Corporation (“Microphase”);
•	RiskOn International, Inc., formerly known as BitNile Metaverse, Inc. (“ROI”), which wholly owns BitNile.com, Inc. (“BNC”);
•	askROI, Inc. (“askROI”);
•	Ault Global Real Estate Equities, Inc. (“AGREE”);
•	Ault Aviation, LLC (“Ault Aviation”);
•	Circle 8 Holdco LLC (“Circle 8 Holdco”), which wholly owns Circle 8 Crane Services, LLC (“Circle 8”); and
•	TurnOnGreen, Inc. (“TurnOnGreen”), which wholly owns TOG Technologies, Inc. (“TOG Technologies”) and Digital Power Corporation (“Digital Power”).

Recent Events and Developments

On December 2, 2025, we issued to JGB Capital, LP, JGB Partners, LP and JGB Capital Offshore Ltd. the Convertible Notes in the aggregate principal face amount of $12.8 million in consideration for an aggregate of $12.0 million paid to us. The Convertible Notes bear interest at 12.5% per annum, mature on December 2, 2027, and are convertible into Conversion Shares at a conversion price equal to the lower of (i) $0.3235 per share and (ii) 85% of the lowest daily volume-weighted average price during the three trading days immediately preceding and including the applicable conversion date, but not less than $0.40.

On December 19, 2025, we entered into an At-the-Market Issuance Sales Agreement with Spartan Capital Securities, LLC (“Spartan”), as sales agent to sell shares of our Class A common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” (the “Second ATM Offering”) as defined in Rule 415 under the Securities Act. On December 19, 2025, we filed a prospectus supplement with the SEC relating to the offer and sale of up to $50 million of Class A common stock in the Second ATM Offering. On January 16, 2026, we amended the At-the-Market Issuance Sales Agreement and filed a prospectus supplement to indicate that Spartan will serve as the lead sales agent and to add Wilson-Davis as an additional sales agent.

As of April 12, 2026, we have sold 91.6 million shares of our Class A common stock under the Second ATM Offering for gross proceeds of approximately $18.1 million.

On February 13, 2026, we entered into an At-the-Market Issuance Sales Agreement with Wilson Davis, as sales agent to sell shares of our 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Series D Preferred”), having an aggregate offering price of up to $35.4 million from time to time, through an “at the market offering” (the “Series Preferred D ATM Offering”) as defined in Rule 415 under the Securities Act. On February 13, 2026, we filed a prospectus supplement with the SEC relating to the offer and sale of up to $35.4 million of Series D Preferred in the Series D Preferred ATM Offering.

As of April 12, 2026, we have sold 2,909 shares of our Series D Preferred under the Series D Preferred ATM Offering for gross proceeds of approximately $65,000.

Presentation of Gresham

On August 14, 2024, Gresham filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Upon the filing, Gresham became subject to the jurisdiction and oversight of the bankruptcy court. As a result of the loss of control over Gresham’s significant operating and financial decisions, we determined that we no longer maintained a controlling financial interest in Gresham and deconsolidated Gresham and its subsidiaries effective as of the petition date.

Upon deconsolidation, we recognized a gain on deconsolidation of approximately $2.0 million, which is included in net gain (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2024.

On June 6, 2025, we entered into a settlement agreement with Gresham and Gresham’s senior secured lenders. On August 29, 2025, the United States Bankruptcy Court for the District of Arizona confirmed Gresham’s Plan of Reorganization (the “Plan”). Pursuant to the confirmed Plan, certain senior lender claims were resolved in exchange for settlement payments, which were funded prior to emergence.

The Plan became effective on November 28, 2025 (the “Effective Date”), at which time Gresham emerged from Chapter 11 bankruptcy.

On November 28, 2025, upon the Effective Date of the Plan, we regained control of Gresham and obtained 100% of the voting equity of the reorganized entity. Because we had previously deconsolidated Gresham during the bankruptcy proceedings and regained control upon emergence, the transaction was accounted for as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. Gresham has been reconsolidated beginning on November 28, 2025.

Gresham’s primary operations are in the defense and aerospace markets and consist principally of the Enertec, Microphase and Relec businesses. Management believes the reconsolidation strengthens our position in mission-critical electronic components and power systems and enhances our long-term growth profile.

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

Deconsolidation of Avalanche International Corp. (“AVLP”)

On March 28, 2025, AVLP, a majority-owned subsidiary of ours, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and we no longer maintained a controlling financial interest. Accordingly, we deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, we recognized a gain of $10.0 million, which is included in the consolidated statement of operations for the year ended December 31, 2025. We evaluated the criteria for discontinued operations and determined that the operations of AVLP did not meet the requirements for such classification.

Deconsolidation of Eco Pack Technologies Limited (“Eco Pack”)

On April 16, 2025, Eco Pack, a majority-owned subsidiary of ours, filed a voluntary liquidation under the insolvency regulations in the UK. As a result of the filing, we no longer maintained a controlling financial interest. Accordingly, we deconsolidated Eco Pack effective as of the filing date. In connection with the deconsolidation, we recognized a loss of $0.4 million, which is included in the consolidated statement of operations for the year ended December 31, 2025. We evaluated the criteria for discontinued operations and determined that the operations of Eco Pack did not meet the requirements for such classification.

Deconsolidation of a Subsidiary of RiskOn International, Inc. (“ROI”)

During the year ended December 31, 2025, we recognized a gain of $2.7 million in connection with the bankruptcy proceedings for a subsidiary of ROI. We deconsolidated the subsidiary as we determined that we no longer maintained a controlling financial interest in the subsidiary. The gain recognized reflects the derecognition of the subsidiary’s remaining assets, liabilities, and equity balances. We evaluated the criteria for discontinued operations and determined that the operations of the subsidiary did not meet the requirements for such classification.

General

As a holding company, our business objective is to increase stockholder value through developing and growing our subsidiaries. Under the strategy we have adopted, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to stockholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize stockholder value. We anticipate returning value to stockholders after satisfying our debt obligations, working capital needs and other senior capital commitments.

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

In recent years, we have provided capital and relevant expertise to fuel the growth of businesses in AI software platform, equipment rental services, defense, industrial and hotel operations. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 190, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.hyperscaledata.com.

Results of Operations

Results of Operations for the Years ended December 31, 2025 and 2024

The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025	2024
Revenue, crane operations	$45,459,000	$47,475,000
Revenue, crypto assets mining	21,307,000	30,598,000
Revenue, hotel and real estate operations	20,235,000	18,891,000
Revenue, lending and trading activities	1,728,000	1,893,000
Revenue, other	13,383,000	7,805,000
Total revenue	102,112,000	106,662,000
Cost of revenue, crane operations	29,261,000	30,745,000
Cost of revenue, crypto assets mining	27,348,000	34,338,000
Cost of revenue, hotel and real estate operations	12,832,000	12,928,000
Cost of revenue, lending and trading activities	2,947,000	(1,205,000)
Cost of revenue, other	8,151,000	5,639,000
Total cost of revenue	80,539,000	82,445,000
Gross profit	21,573,000	24,217,000
Operating expenses
General and administrative	50,034,000	35,245,000
Selling and marketing	18,337,000	14,019,000
Research and development	4,834,000	11,011,000
Change in fair value of crypto assets	7,640,000	(30,000)
Impairment of property and equipment	2,996,000	19,446,000
Impairment of goodwill and intangible assets	-	1,500,000
Total operating expenses	83,841,000	81,191,000
Loss from operations	(62,268,000)	(56,974,000)
Other income (expense):
Interest and other income	2,770,000	2,206,000
Interest expense	(16,120,000)	(20,661,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	17,900,000
(Loss) gain on extinguishment of debt	(3,432,000)	2,981,000
Loss from investment in unconsolidated entity	-	(1,958,000)
Impairment of equity securities	-	(6,266,000)
Change in fair value of embedded derivative liabilities	3,181,000	990,000
Gain on deconsolidation of subsidiary	12,377,000	-
(Loss) gain on the sale of fixed assets	(1,802,000)	79,000
Total other expense, net	(3,026,000)	(4,729,000)
Loss before income taxes	(65,294,000)	(61,703,000)
Income tax provision	253,000	56,000
Net loss from continuing operations	(65,547,000)	(61,759,000)
Net loss from discontinued operations	-	(779,000)
Net loss	(65,547,000)	(62,538,000)
Net (loss) income attributable to non-controlling interest	(850,000)	6,334,000
Net loss attributable to Hyperscale Data, Inc.	(66,397,000)	(56,204,000)
Preferred dividends	(8,642,000)	(5,277,000)
Net loss attributable to common stockholders	$(75,039,000)	$(61,481,000)
Comprehensive loss
Net loss attributable to common stockholders	$(75,039,000)	$(61,481,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	949,000	(66,000)
Other comprehensive income (loss)	949,000	(66,000)
Total comprehensive loss	$(74,090,000)	$(61,547,000)

Revenues

Revenues by segment for the years ended December 31, 2025 and 2024 were as follows:

	For the Year Ended December 31,		Increase
	2025	2024	(Decrease)%
Sentinum
Revenue, crypto assets mining	$21,307,000	$30,598,000	$(9,291,000)	-30%
Revenue, commercial real estate leases	1,284,000	876,000	408,000	47%
Energy
Revenue, crane operations	45,459,000	47,475,000	(2,016,000)	-4%
Other	29,000	116,000	(87,000)	-75%
AGREE	18,951,000	18,015,000	936,000	5%
TurnOnGreen	7,228,000	4,913,000	2,315,000	47%
Gresham	3,404,000	-	3,404,000	n/m
Fintech
Revenue, lending and trading activities	1,728,000	1,893,000	(165,000)	-9%
Other	2,722,000	2,776,000	(54,000)	-2%
Total revenue	$102,112,000	$106,662,000	$(4,550,000)	-4%

n/m - not meaningful

Sentinum

Revenues from Sentinum’s crypto assets mining operations decreased $9.3 million to $21.3 million for the year ended December 31, 2025, compared to $30.6 million for the year ended December 31, 2024. The decrease was due primarily to a $3.7 million decline in revenue from mined crypto assets at Sentinum owned and operated facilities coupled with a $5.6 million decline in revenue from Sentinum crypto mining equipment hosted at third-party facilities. The $3.7 million decrease in revenue from mined crypto assets at Sentinum owned and operated facilities was due in part to the April 2024 Bitcoin halving event, which reduced the block reward on the Bitcoin network, as well as a 47% increase in the average Bitcoin mining difficulty level, partially offset by a 54% increase in the average Bitcoin price for the year ended December 31, 2025, compared to the corresponding period in 2024. No revenue was generated from third-party hosted mining operations in 2025.

Energy

Energy revenues from Circle 8’s crane operations declined by $2.0 million, or 4%, to $45.5 million for the year ended December 31, 2025, compared to $47.5 million for the same period in 2024. The decrease reflects a slowdown in demand from oil and gas customers, as many exploration projects were delayed or scaled back amid continued market uncertainty. Key contributing factors included fluctuations in crude oil prices, softer global demand and trade-related concerns, all of which impacted the pace of new project starts and the need for crane services.

AGREE

Revenues from AGREE’s hotel operations increased by $0.9 million, or 5%, to $19.0 million for the year ended December 31, 2025, compared to $18.0 million for the same period in 2024. The increase reflects incremental improvements in both occupancy and average daily rates, indicating continued progress in hotel performance year-over-year.

TurnOnGreen

TurnOnGreen’s revenues increased by $2.3 million, to $7.2 million for the year ended December 31, 2025, compared to $4.9 million in the corresponding period in 2024. This increase was primarily due to a new defense customer that contributed $1.1 million in new revenue, increased revenue of $0.7 million from one of our existing defense industry customers and $0.7 million increased revenue from two of our commercial and telecom customers, partially offset by decreased sales of $0.2 million from one of medical customers during the year ended December 31, 2025.

Gresham

Revenue attributable to Gresham was $3.4 million for the year ended December 31, 2025, compared to no revenue in the prior year. The increase reflects our acquisition of Gresham upon its emergence from bankruptcy on November 28, 2025. As a result, Gresham’s operating results were consolidated only for the period subsequent to emergence in 2025, representing approximately one month of activity during the year, whereas no comparable revenue was included in 2024.

Fintech

Revenues from our lending and trading activities decreased by approximately $0.2 million to $1.7 million for the year ended December 31, 2025, compared to revenues of approximately $1.9 million for the year ended December 31, 2024. The decrease was primarily attributable to realized losses on related-party investments, lower fee income and reduced realized trading gains.

Fee income declined to approximately $0.3 million for the year ended December 31, 2025, compared to approximately $2.3 million for the year ended December 31, 2024. Realized trading gains decreased to approximately $1.8 million from approximately $3.2 million in the prior year. In addition, during the year ended December 31, 2025, we recognized approximately $0.4 million of realized losses on related-party investments, primarily related to equity investments in Alzamend. In addition, interest income improved to approximately $0.6 million for the year ended December 31, 2025, compared to negative $0.2 million for the year ended December 31, 2024. The prior year also included a $2.4 million impairment of equity securities that did not recur during the year ended December 31, 2025.

Revenues from our trading activities for the years ended December 31, 2025 and 2024 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings relating to our Fintech segment.

Other

Other revenues decreased by $0.1 million, to $2.7 million for the year ended December 31, 2025, compared to $2.8 million in the corresponding period in 2024. This decrease was primarily due to lower corporate aircraft charter revenue from third parties.

Gross Margins

Gross margins decreased to 21% for the year ended December 31, 2025, compared to 23% for the same period in 2024. The decrease was primarily attributable to margin fluctuations within our crypto asset mining and lending activities. Excluding the impact of lending and trading activities and crypto asset mining, adjusted gross margin increased to 36% for the year ended December 31, 2025, compared to 34% for the year ended December 31, 2024, reflecting improved gross margins at AGREE and higher product segment margins driven by growth in higher margin TurnOnGreen revenue.

General and Administrative

General and administrative expenses were $50.0 million for the year ended December 31, 2025, compared to $35.2 million for the year ended December 31, 2024, an increase of $14.8 million. The increase was primarily driven by higher salaries and benefits, higher performance-based bonuses at Ault Lending, partially offset by the deconsolidation of AVLP and Eco Pack, the completion and wind-down of Ault Disruptive Technologies Corporation following the full redemption of its public shares and a reduction in stock-based compensation expense.

Selling and Marketing

Selling and marketing expenses were $18.3 million for the year ended December 31, 2025, compared to $14.0 million for the year ended December 31, 2024, an increase of $4.3 million, or 31%. The increase was primarily the result of increased sales and marketing expenses at ROI, including higher levels of advertising and promotional activity.

Research and Development

Research and development expenses decreased by $6.2 million for the year ended December 31, 2025, primarily due to decreased expenditures related to development work on ROI’s Bitnile social gaming platform.

Impairment of Goodwill and Intangible Assets

During the year ended December 31, 2024, we recognized $1.5 million impairment of intangible assets related to Eco Pack.

Impairment of Property and Equipment

During the year ended December 31, 2025, as part of our annual impairment assessment of long-lived assets, we evaluated the carrying value of our investment in oil and gas properties. Based on this assessment, which considered current commodity price assumptions, expected production profiles, estimated future development costs, and discounted projected cash flows, we concluded that the carrying amount of certain oil and gas properties exceeded their estimated fair value. Accordingly, we recorded an impairment charge of approximately $3.0 million to reduce the carrying value of these properties to their estimated fair value as of December 31, 2025.

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

On April 30, 2024, we had a change in plan of sale for our four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the determination not to sell. In connection with this change in plan of sale, we recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $9.2 million during the year ended December 31, 2024. The fair values of property and equipment related to the real estate assets of AGREE were based on a discounted cash flow income approach for the hotel properties and a comparable sales market approach for the vacant land assets.

Other Expense, Net

Other expense, net was $3.0 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively.

Interest and other income totaled $2.8 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

Interest expense totaled $16.1 million for the year ended December 31, 2025, compared to $20.7 million for the same period in 2024. Interest expense is lower due to lower debt balances as well as lower forbearance fees and amortization of debt discount.

For the year ended December 31, 2024, we recognized a noncash gain of $17.9 million related to the conversion of White River Holdings Corp. (“White River”) common stock by ROI into marketable equity securities. During the period, ROI transferred 6.7 million shares of White River common stock with a fair value of $19.2 million at the date of transfer. In connection with these transfers, ROI converted a portion of its White River Series A convertible preferred stock into common stock. No such gains were recognized during the year ended December 31, 2025.

During the year ended December 31, 2025, we recognized a total net loss on extinguishment of convertible notes of $3.4 million. This amount includes:

•	A loss of $2.6 million was recognized in connection with the February 25, 2025 issuance of an amended and restated forbearance agreement with an institutional investor. As part of this agreement, we issued an amended and restated convertible promissory note (the “A&R Forbearance Note”) with a principal amount of $3.5 million. The A&R Forbearance Note was determined to be substantially different from the original note due to significant modifications, including an increased principal balance and the addition of a conversion feature. Accordingly, the original note was derecognized, and extinguishment accounting was applied. The $2.6 million loss reflects the excess of the value of the A&R Forbearance Note over the net carrying amount of the original note;

•	A loss of $1.3 million related to a convertible promissory note issued on March 21, 2025. Although the principal of the new note matched the principal and accrued interest of the exchanged notes, the combined fair value of the new note and its embedded derivative exceeded the carrying amount of the original instruments. Accordingly, a $1.3 million loss on extinguishment was recognized;

•	A loss of $1.0 million related to a convertible promissory note issued on March 14, 2025. Although the principal amount of the new note equaled the aggregate principal and accrued interest of the notes exchanged, the fair value of the new note, including the embedded derivative liability, exceeded the carrying amount of the original notes. As a result, a loss on extinguishment of $1.0 million was recognized;

•	A gain on extinguishment of debt of $1.1 million related to the pay-off of an ROI note payable; and

•	A gain of $0.3 million resulting from the conversion of $0.7 million of convertible notes into 0.2 million shares of Class A common stock, which had a fair value of $0.4 million at the time of conversion.

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

Cumulative downward adjustments for impairments of our equity securities without readily determinable fair values held at December 31, 2025 and 2024 were $0 and $6.3 million, respectively.

Change in fair value of embedded derivative liabilities was a gain of $3.2 million for the year ended December 31, 2025, compared to a gain of $1.0 million for the year ended December 31, 2024. The gain in 2025 reflects the remeasurement of embedded conversion features within certain convertible promissory notes issued during the year, with changes in our stock price and other valuation assumptions impacting the estimated fair value of these derivative liabilities

On March 28, 2025, AVLP, formerly a majority-owned subsidiary of ours, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and we no longer maintained a controlling financial interest. Accordingly, we deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, we recognized a gain of $10.0 million, which is included in the consolidated statement of operations for the year ended December 31, 2025.

On April 16, 2025, Eco Pack, formerly a majority-owned subsidiary of ours, filed a voluntary liquidation under the insolvency regulations in the UK. As a result of the filing, we no longer maintained a controlling financial interest. Accordingly, we deconsolidated Eco Pack effective as of the filing date. In connection with the deconsolidation, we recognized a loss of $0.4 million, which is included in the consolidated statement of operations for the year ended December 31, 2025.

During the year ended December 31, 2025, we recognized a gain of $2.7 million in connection with the bankruptcy proceedings for a subsidiary of ROI. We deconsolidated the subsidiary as we determined that we no longer maintained a controlling financial interest in the subsidiary. The gain recognized reflects the derecognition of the subsidiary’s remaining assets, liabilities, and equity balances.

(Loss) gain on the sale of fixed assets was a loss of $1.8 million for the year ended December 31, 2025, compared to a gain of $0.1 million for the year ended December 31, 2024.

Income Tax Provision

Our effective tax rate from continuing operations was a provision of 0.4% for the year ended December 31, 2025, compared to 0.1% for the year ended December 31, 2024. We recorded an income tax provision of $0.3 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $13.1 million, excluding restricted cash of $36.2 million, compared to $4.5 million in cash and cash equivalents, excluding $20.5 million in restricted cash, as of December 31, 2024. Total cash, cash equivalents and restricted cash increased to $49.2 million at December 31, 2025 from $25.0 million at December 31, 2024. The increase was primarily driven by significant cash inflows from financing activities during 2025, partially offset by cash used in operating and investing activities.

Net cash used in operating activities totaled $62.5 million for the year ended December 31, 2025, compared to $19.4 million for the year ended December 31, 2024. Cash used in operating activities for the year ended December 31, 2025 included $13.1 million proceeds from the sale of crypto assets from our Sentinum crypto assets mining operations and $4.0 million proceeds from the sale of an investment in equity securities, offset by operating losses and changes in working capital. Net cash used in operating activities for the year ended December 31, 2024 included $6.4 million cash used in operating activities from discontinued operations.

Net cash used in investing activities was $70.2 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $3.2 million for the year ended December 31, 2024.

Cash used in investing activities during 2025 primarily included:

•	$45.5 million of purchases of crypto assets;

•	$24.5 million of purchases of property and equipment;

•	$11.1 million investment in notes receivable, related party;

•	$2.8 million investments in loans receivable; and

•	$0.6 million investments in non-marketable equity securities.

These uses were partially offset by:

•	$5.2 million net cash acquired in the acquisition of Gresham;

•	$3.0 million proceeds from the sale of fixed assets;

•	$2.2 million proceeds from sale of investments in common stock, related party; and

•	$3.8 million in collections and principal payments on loans and notes receivable.

Investing activities in 2024 included $3.8 million cash used by discontinued operations and significant proceeds from asset sales.

Net cash provided by financing activities was $156.3 million for the year ended December 31, 2025, compared to $25.8 million for the year ended December 31, 2024.

Financing cash inflows during 2025 primarily consisted of:

•	$125.0 million gross proceeds from sales of Class A common stock, net of $3.9 million financing costs;

•	$51.2 million gross proceeds from notes payable

•	$32.4 million gross proceeds from sales of Series B preferred stock;

•	$17.2 million gross proceeds from convertible notes;

•	$5.0 million gross proceeds from sales of Series G and Series H preferred stock and warrants, related party; and

•	$1.5 million of proceeds from related party notes payable.

These inflows were partially offset by:

•	$57.3 million payments on notes payable;

•	$8.6 million payments of preferred dividends;

•	$6.2 million payments on convertible notes; and

•	$0.1 million distribution to a non-controlling interest.

Financing activities in 2024 included $2.6 million cash provided by discontinued operations.

Financing Transactions Subsequent to December 31, 2025

Issuance of Class A Common Stock pursuant to the ATM Offering

From January 1, 2026 through April 12, 2026, we received gross proceeds of $18.1 million through the sale of 91.6 million shares of our Class A common stock through the ATM offering.

Issuance of Series D Preferred Stock Pursuant to the ATM Offering

From January 1, 2026 through April 12, 2026, we received gross proceeds of $65,000 from the issuance of 2,909 shares of our Series D Preferred Stock pursuant to our Series D ATM offering.

Circle 8 Financing

In March 2026, Circle 8 entered into a secured promissory note in the principal amount of $1.5 million for the purchase of a crane. The secured promissory note accrues interest at 5.9% per annum and will mature in March 2031.

Term Notes

In January and February 2026, we issued two short-term term notes to an institutional investor for aggregate gross proceeds of $10.0 million. The notes were originally scheduled to mature in March and April 2026, respectively, and require periodic principal repayments prior to maturity. We amended the note that matured in March 2026 to extend its maturity date to April 7, 2026. In connection with the extension, we agreed to pay an extension fee of approximately $0.1 million, which was added to the outstanding principal balance. The note has been repaid in full.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider an accounting estimate to be critical if (i) it requires significant judgment and involves a high degree of estimation uncertainty, and (ii) changes in the estimate could have a material impact on our consolidated financial statements. Our most critical accounting estimates are described below.

Fair Value of Bitcoin and Digital Assets

We account for Bitcoin in accordance with Accounting Standards Update 2023-08, Accounting for and Disclosure of Crypto Assets and measure such assets at fair value each reporting period, with changes in fair value recognized in earnings. The determination of fair value requires judgment in identifying the principal market and selecting appropriate pricing sources, which are based on quoted prices in active markets. Due to the significant volatility in Bitcoin prices, changes in market prices may result in material fluctuations in our results of operations. For example, a hypothetical 10% change in the price of Bitcoin as of December 31, 2025 would have resulted in a change in the carrying value of approximately $4.6 million.

Impairment of Long-Lived Assets (including Mining Equipment and Data Center Infrastructure)

We evaluate long-lived assets, including Bitcoin mining equipment and data center infrastructure, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The recoverability test requires significant judgment in estimating future undiscounted cash flows, which are dependent on key assumptions including Bitcoin prices, network mining difficulty, power costs, expected useful lives of mining equipment, and our strategic transition toward AI and high-performance computing operations. Changes in these assumptions, particularly sustained declines in Bitcoin prices or increases in mining difficulty, could materially impact the outcome of impairment analyses and result in future impairment charges.

Fair Value of Convertible Instruments and Embedded Derivatives

We have issued various convertible preferred stock and convertible debt instruments that may contain embedded features requiring bifurcation and fair value measurement. The determination of fair value involves significant judgment and the use of complex valuation models, including Monte Carlo simulations and Black-Scholes models. Key assumptions used in these models include the expected volatility of our common stock, risk-free interest rates, expected term, and probability of conversion or settlement. Changes in these assumptions could result in material changes to the fair value of derivative liabilities and corresponding gains or losses recognized in earnings.

Accounting for Business Combinations and Reorganization Transactions

We account for acquisitions and reorganization transactions, including our involvement with Gresham, using significant judgment in determining the fair value of assets acquired and liabilities assumed. These estimates may include valuations of inventory, property and equipment, identifiable intangible assets, and contingent liabilities. We may engage third-party valuation specialists to assist in these determinations. Adjustments to these estimates may be recorded during the measurement period as additional information becomes available. Changes in assumptions or circumstances could result in material adjustments to previously recorded amounts and impact our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information otherwise required under this Item.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective.

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

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in the periods covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2025, the Company began implementing a number of initiatives designed to strengthen its internal control over financial reporting as part of management’s remediation plan addressing the material weaknesses described above. These actions include, among others, (i) establishing a formal Disclosure Committee and adopting a Disclosure Committee Charter to enhance oversight of SEC reporting and other public disclosures, (ii) reorganizing the Company’s finance function to include area financial directors responsible for subsidiary-level financial reporting and internal control execution, (iii) adopting standardized accounting policies and procedures governing areas such as segregation of duties, journal entry processing, management estimates, and related party transactions, and (iv) issuing a formal internal control over financial reporting manual applicable to all subsidiaries.

In addition, the Company initiated steps to enhance its information technology control environment, including licensing and preparing for the implementation of NetSuite as the Company’s enterprise accounting and consolidation platform and centralizing system administrator access to strengthen segregation of duties. Management also implemented enhanced spreadsheet controls over critical financial reporting workbooks and established a quarterly sub-certification process requiring subsidiary finance leaders to certify the accuracy and completeness of financial information provided for external reporting.

These initiatives represent important steps in management’s remediation plan; however, the remediation efforts are ongoing, and the material weaknesses described above have not yet been fully remediated. The new and enhanced controls must operate for a sufficient period of time and be tested by management to determine whether they are designed and operating effectively.

Except for the remediation activities described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

 Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and/or
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III (1)	56	Executive Chairman of the Board	2017
William B. Horne (1)	57	Chief Executive Officer, Vice Chairman and Director	2016
Henry Nisser (1)	57	President, General Counsel and Director	2019
Kenneth S. Cragun (1)	65	Chief Financial Officer	2020
Robert O. Smith	81	Lead Independent Director	2016
Moti Rosenberg	78	Director	2015
Jeffrey A. Bentz	66	Director	2018
Michael H. Lorber	70	Director	2026

(1)	Executive Officer.

Each of the directors named above will serve until the next annual meeting of our stockholders or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Milton C. Ault, III has served as our Executive Chairman since January 2021. Between December 2017 and January 2021, Mr. Ault was our Chief Executive Officer and between March 2017 and December 2017, Mr. Ault served as our Executive Chairman. Mr. Ault has served as a director of Alzamend Neuro, Inc., an issuer listed on Nasdaq (“Alzamend”) since January 2024. Mr. Ault is Alzamend’s founder and served as Chairman of the Board and a director from inception in 2016 until its initial public offering in June 2021. Since May 2025, Mr. Ault has served as a director of Universal Safety Products, Inc., an issuer listed on the NYSE American (“Universal Safety”). Mr. Ault has served as Chairman and Chief Executive Officer of Ault & Company since December 2015, and as Chairman of Avalanche International Corp. (“AVLP”) from September 2014 until its liquidation in March 2025. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Since January 2024, Mr. Ault has served as the Chairman and Chief Executive Officer of RiskOn International, Inc., an issuer quoted on the OTCPK (“ROI”). Mr. Ault served as the Chairman of the Board of Ault Disruptive Technologies Corporation, an issuer previously listed on the NYSE American (“Ault Disruptive”) since its incorporation in February 2021 until October 2024. Between April 2023 and September 2024, Mr. Ault served as the Executive Chairman of the board of directors of Algorhythm Holdings, Inc., an issuer listed on Nasdaq (“RIME”). Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Throughout his career, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

William B. Horne has served as a member of our Board since October 2016. On January 19, 2021, Mr. Horne resigned as President and was appointed as the Chief Executive Officer. On August 19, 2020, Mr. Horne resigned as our Chief Financial Officer and was appointed as our President. He was appointed as our Chief Financial Officer on January 25, 2018. Prior to his appointment as our Chief Financial Officer, Mr. Horne served as one of our independent directors. Mr. Horne has served as the Chief Executive Officer and on the board of directors of Ault Disruptive since its incorporation in February 2021. Mr. Horne has served on the board of directors of Gresham Worldwide, Inc. (“Gresham”) since September 2022. Mr. Horne has served on the board of directors of Alzamend since June 1, 2016 and became its Chairman of the board upon consummation of its IPO. Mr. Horne has served as a director and Chief Financial Officer of AVLP from June 2016 until its liquidation in March 2025. Mr. Horne has served as a director and Chief Financial Officer of Ault & Company since October 2017.  He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. from August 2013 to May 2019. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University.

Henry C. W. Nisser has been our Executive Vice President and General Counsel since May 2019, and has served as our President and as one of our directors since September 2020. Mr. Nisser has served as Alzamend’s Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director of Alzamend in September 2020. Since March 2023, Mr. Nisser has served as the President, General Counsel and director of ROI. Since May 2025, Mr. Nisser has served as a director of Universal Safety. Between February 2021 and October 2024, Mr. Nisser served as the President, General Counsel and a director of Ault Disruptive. Between April 2023 and August 2024, Mr. Nisser served as a director of RIME. Mr. Nisser was the Executive Vice President and General Counsel of AVLP from March 2019 until its liquidation in March 2025. From December 15, 2021 through March 16, 2022, Mr. Nisser served as Chief Executive Officer and on the board of directors of TurnOnGreen, Inc. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom.

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

Robert O. Smith serves as our lead independent director. He was previously a member of our board from November 2010 to May 2015. Mr. Smith is currently an independent C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. Mr. Smith has served on the board of directors of Gresham since September 2022. Mr. Smith has served on the board of directors of ROI since October of 2023, where he acts as ROI’s lead independent director as well as the chairman of its audit committee. Mr. Smith served on the board of directors of Ault Disruptive since its inception in February 2021 until October 2024. From 2004 to 2007, he served on the board of directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of the Board. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of its Compower/Boschert division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University.

Jeffrey A. Bentz serves as one of our independent directors. Bentz is an experienced businessman who served from 1994 to 2022 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services, and heavy equipment operations. Mr. Bentz served on the board of directors of Ault Disruptive since its inception in February 2021 until October 2024. Mr. Bentz has served on the board of directors of Gresham since September 2022. He also has served as a director and advisor to several private companies and agencies. Mr. Bentz obtained a B.A. in Business and Finance from Western Washington University in 1981.

Mordechai Rosenberg serves as one of our independent directors. He has served as an independent consultant to various companies in the design and implementation of homeland security systems in Europe and Africa since 2010. From 2004 to 2009, he served as a special consultant to Bullet Plate Ltd., a manufacturer of armor protection systems, and NovIdea Ltd., a manufacturer of perimeter and border security systems. From 2000 to 2003, Mr. Rosenberg was the general manager of ZIV U.P.V.C Products Ltd.’s doors and window factory. Mr. Rosenberg is an active reserve officer and a retired colonel from the Israeli Defense Force (IDF), where he served for 26 years and was involved in the development of weapon systems. In the IDF, Mr. Rosenberg served in various capacities, including, company, battalion and brigade commander, head of the training center for all IDF infantry, and head of the Air Force’s Special Forces. Mr. Rosenberg received a B.A in History from the University of Tel Aviv and a Master of Arts in Political Science from the University of Haifa in Israel. Mr. Rosenberg graduated from the course of Directors & Officers at the College of Management, Tel Aviv.

Michael H. Lorber has served as a director since January 2026. Mr. Lorber served as the Audit Partner at Baker Tilly US, LLP in their San Diego, California office, from November 2020 until his retirement in May 2024. Prior to Baker Tilly, Mr. Lorber was an Audit Partner at Squar Milner, LLP, in their San Diego, California office, between January 2005 and October 2020. Previously, Mr. Lorber served as the Chief Financial Officer for Visijet, Inc., Chief Financial Officer at Sagient Research Systems, Inc., Vice President – Finance and Chief Financial Officer for Promark Sports, Inc., Vice President – Finance and Chief Financial Officer for Tomahawk II, Inc., and Vice President and Chief Financial Officer for Lidak Pharmaceuticals (currently Avanir Pharmaceuticals). Mr. Lorber received his Bachelor of Science in Accounting from the University of Illinois at Champaign-Urbana. Mr. Lorber was a Certified Public Accountant in California from January 1982 through March 1986 and from October 2005 through March 2026.

Corporate Governance

Our Board is currently composed of seven members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may, from time to time, establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at www.hyperscaledata.com.

Audit Committee

Messrs. Lorber, Smith, Rosenberg and Bentz currently comprise the Audit Committee of our Board. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE American. Our Board has also determined that Mr. Lorber qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfy the financial sophistication requirements set forth in the NYSE American Rules. Mr. Lorber serves as the Chairman of the Audit Committee.

The Audit Committee is responsible for, among other things, selecting and hiring our independent auditors, approving the audit and pre-approving any non-audit services to be performed by our independent auditors; reviewing the scope of the annual audit undertaken by our independent auditors and the progress and results of their work; reviewing our financial statements, internal accounting and auditing procedures, and our compliance with legal and regulatory requirements as they relate to financial reporting; and reviewing the services performed by our independent auditors to determine if the services rendered are compatible with maintaining the independent auditors’ impartial opinion.

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

Executive Committee

As a holding company, our business strategy is designed to increase stockholder value. Under this strategy, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to stockholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize stockholder value, such as activist trading. We anticipate returning value to stockholders after satisfying our debt obligations, working capital needs and other senior capital commitments.

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

Our Executive Committee acts as the underwriting committee for Ault Lending and approves all lending transactions. Under its business model, Ault Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. Ault Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to Ault Lending in any particular financing. Ault Lending’s activities are more fully described elsewhere in this Annual Report; see page 25.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; *

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the CFTC to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; +

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

•	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

* On March 28, 2025, AVLP filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada seeking relief under the provisions of Chapter 7 of Title 11 of the United States Code. The filing placed AVLP under the control of the bankruptcy ourt, which oversaw its liquidation, which occurred in March 2025. Consequently, AVLP no longer exists. Mr. Horne served as Chief Financial Officer of AVLP from June 2016 until its bankruptcy was effectuated in March 2025.

+ Hyperscale Data issued a press release on August 15, 2023 which summarized the terms of Hyperscale Data’s and Messrs. Ault and Horne’s settlement with the SEC. The press release announced, in pertinent part, that, “Under terms of the settlement, [Hyperscale Data], Mr. Ault, and Mr. Horne neither admit nor deny the SEC’s findings, which do not entail intentional misconduct. [Hyperscale Data] will pay a civil penalty of $700,000 that was fully accrued in the fourth quarter of 2022; Mr. Ault will pay disgorgement of $85,504 and a civil penalty of $150,000; and Mr. Horne will pay a civil penalty of $20,720. In addition, [Hyperscale Data] has undertaken to retain an independent consultant to conduct a comprehensive review of [Hyperscale Data]’s internal control over financial reporting and disclosure controls and procedures, and to issue a report providing recommendations for improvements.” All the foregoing payments were made in August 2023.

The action brought by the SEC alleged that (i) Hyperscale Data had violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act and Exchange Act Rules 12b-20, 13a-1, 13a-11, 13a-13, 13a-15(a), 14a-3, and 14a-9 thereunder, (ii) Mr. Ault had violated, and caused Hyperscale Data to violate, Sections 17(a)(2) and 17 (a)(3) of the Securities Act and Exchange Act Section 14(a) and Exchange Act Rules 14a-3 and 14a-9, caused Hyperscale Data’s violations of Exchange Act Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) and Exchange Act Rules 13a-1, 13a-11, 13a-13, and 12b-20, and violated Exchange Act Rule 13b2-1, and (iii) Mr. Horne violated Exchange Act Rule 13b2-1 and caused Hyperscale Data’s violations of Exchange Act Sections 13(b)(2)(A) and 13(b)(2)(B). In summary, the foregoing sections and rules relate to alleged violations of U.S. federal securities laws consisting of, without limitation, material misstatements regarding certain businesses of Hyperscale Data, the failure to disclose interests in related person transactions, improper recording of purported consulting services, erroneous accounting of investments, and the failure to maintain accounting and disclosure controls.

Further, the SEC ordered each of Hyperscale Data, Mr. Ault and Mr. Horne cease and desist from committing or causing any violations and future violations of the foregoing sections and rules of the Securities Act and Exchange Act that the SEC had alleged had been violated by each of them.

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

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions. The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at www.hyperscaledata.com. We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K. Upon request to our President, Henry Nisser, we will provide without charge, a copy of our Code of Ethical Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2025 and 2024, by our principal executive officer. Because we are a Smaller Reporting Company, we only have to report information of our principal executive officer and our two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Milton C. Ault, III	2025	400,000	1,016,667	-	-	150,229	1,566,896
Executive Chairman of the Board	2024	400,000	16,667	-	-	126,950	543,617
William B. Horne	2025	466,667	1,220,833	-	-	88,876	1,776,376
Chief Executive Officer	2024	400,000	16,667	-	-	84,502	501,169
Henry C. Nisser	2025	366,667	766,667	-	-	51,556	1,184,890
President and General Counsel	2024	300,000	12,500	-	-	24,921	337,421

(1)	The amounts in “All Other Compensation” consist of 401(k) matching amounts, vehicle allowance, personal use of the Company’s corporate aircraft, health insurance benefits, long-term and short-term disability insurance benefits, travel and entertainment expenses and certain perquisites. For 2025, “Other Perquisites” includes the aggregate incremental cost to the Company of personal benefits provided to executive officers. For Mr. Nisser, this includes a one-time gift of a personal item with a value of $22,650. The personal use of corporate aircraft, reflects the incremental cost to Hyperscale Data for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense. Summary table of “All Other Compensation” for the year ended December 31, 2025 is set forth below:

Name	401(k) Matching Contribution ($)	Automobile Expenses ($)	Personal Use of Aircraft ($)	Other Perquisites ($)	Medical and Life Insurance Benefits ($)	Total All Other Compensation ($)
Milton C. Ault, III	17,500	12,000	90,766	-	29,963	150,229
William B. Horne	17,500	12,000	-	-	59,376	88,876
Henry C. Nisser	17,500	-	-	22,650	11,406	51,556

Compensation from Related Companies

The compensation table above does not include compensation paid to those executives from related companies for the year ended December 31, 2025 as set forth below:

	Alzamend		Circle 8
Name	Board Fees	Officer Compensation	Board Fees
Milton C. Ault, III	$25,000	$-	$-
William B. Horne	$50,000	$-	$25,000
Henry C. Nisser	$-	$50,000	$-

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

William B. Horne

On January 25, 2018, we entered into an employment agreement with William Horne to serve as Chief Financial Officer and Executive Vice President of the Company and its subsidiaries for an initial term through September 30, 2022, which automatically renews thereafter for successive one-year terms unless either party provides written notification at least four months prior to the end of a term of their desire to terminate.  Mr. Horne’s base salary was $300,000 per annum, which was increased to $400,000 effective April 1, 2023 and further increased to $500,000, effective May 1, 2025. Mr. Horne is eligible to receive an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Company’s compensation committee.

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

Henry Nisser

On April 12, 2019, the Company entered into an employment agreement (the “Agreement”) with Henry Nisser to serve as General Counsel and Executive Vice President of the Company and its subsidiaries for an initial term through May 1, 20223 which automatically renews thereafter for successive one-year terms unless either party provides written notification at least four months prior to the end of a term of their desire to terminate. The effective date of the Agreement was May 1, 2019. Mr. Nisser’s base salary was $300,000 per annum, which was increased to $400,000 effective May 1, 2025.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing disclosure regarding the ratio of the annual total compensation of our principal executive officer to that of our median employee.

Our Chief Executive Officer and Principal Executive Officer is William B. Horne. For 2025, Mr. Horne’s total annual compensation was $1,776,376, as reported under “Total” in the Summary Compensation Table. Our median employee earned $52,275 in total compensation for 2025. Based on this information, the ratio of our principal executive officer’s annual total compensation to that of our median employee was approximately 34:1.

Our median employee is employed in our Circle 8 subsidiary.

Calculation Methodology

To identify our median employee, we determined our total employee population worldwide as of December 31, 2025, excluding our Chief Executive Officer, in accordance with Item 402(u) of Regulation S-K. As of that date, approximately 80% of our employee population was located in the United States and approximately 20% was located in non-U.S. jurisdictions.

We used full-year 2025 gross earnings as our consistently applied compensation measure. This measure included cash compensation (including base salary, wages, overtime, and bonuses) and equity-based compensation realized in 2025, as reflected in our internal payroll and compensation records.

For employees who were hired during 2025 and did not work for the full year, compensation was annualized in accordance with SEC rules. No cost-of-living adjustments were applied for employees in non-U.S. jurisdictions.

Once the median employee was identified, we calculated such employee’s annual total compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which is consistent with the methodology used to determine total compensation for our named executive officers as reported in the Summary Compensation Table.

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

During fiscal 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Advisory Vote on Executive Compensation

At the annual meeting of stockholders on December 29, 2025, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. An advisory vote on executive compensation is held every three years.

Director Compensation

The Company pays each independent director an annual base amount of $55,000 annually, other than Messrs. Smith and Lorber, who receives a base amount of $65,000 annually due to the additional services provided by Mr. Smith as a lead independent director and Mr. Lorber as Audit Committee Chairman. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided is significantly above what was anticipated. In addition, independent directors are eligible, at the Board’s discretion, to receive a bonus.

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2025:

	Fees earned or	Stock	Option	All other
Name	paid in cash ($)	awards ($)	awards ($)	compensation ($)	Total ($)
Robert O. Smith	131,000	—	—	—	131,000
Jeffrey A. Bentz	121,000	—	—	—	121,000
Mordechai Rosenberg	105,000	—	—	—	105,000
Michael Lorber(1)	—	—	—	—	—

(1)	Mr. Lorber did not join the Board until January 19, 2026.

Stock Incentive Plans

The Company maintains equity incentive plans to provide long-term incentives to directors, officers, employees and consultants and to align their interests with those of stockholders.

On July 31, 2025, the Company adopted the 2025 Stock Incentive Plan (the “2025 Plan”), which was subsequently approved by the Company’s stockholders. The 2025 Plan authorizes the issuance of up to 8.0 million shares of Class A common stock pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The 2025 Plan is the Company’s primary equity compensation plan.

In connection with the adoption of the 2025 Plan, no additional awards will be granted under prior equity compensation plans, including the Company’s 2016 Stock Incentive Plan, 2018 Stock Incentive Plan and 2022 Stock Incentive Plan.

The purpose of the Company’s equity incentive plans is to attract and retain qualified personnel, provide additional incentives to employees, directors and consultants, and promote the success of the Company’s business by aligning compensation with stockholder interests.

As of December 31, 2025, the Company had approximately 6.2 million stock options outstanding and 1.8 million shares available for future issuance under the 2025 Plan.

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

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our Class A common stock as of April 12, 2026 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of April 12, 2026, there were 415,241,030 shares of our Class A common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Class A common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 12, 2026 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all Class A common stock shown as beneficially owned by them, subject to applicable community property laws.

	Number of
	shares		Approximate
	beneficially		percent
Name and address of beneficial owner(1)	owned		of class
Greater than 5% Beneficial Owners:
Ault & Company, Inc.	376,775,861	(2)	47.72%
Directors and Officers:
Milton C. Ault, III	377,046,382	(3)	47.76%
William Horne	1	(4)	*
Henry Nisser	3	(5)	*
Ken Cragun	0		*
Robert Smith	0		*
Mordechai Rosenberg	0		*
Jeffrey A. Bentz	0		*
Michael Lorber	0		*
All directors and executive officers as a group (eight persons)	377,046,386		47.76%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Hyperscale Data, Inc., 11411 Southern Heights Pkwy, Suite 190, Las Vegas, NV 89141.

(2)	Represents (i) 2,500,005 shares of Class A common stock owned, (ii) 14,679,698 shares of Class B common stock that are convertible into the same number of shares of Class A common stock and carry the voting power of 146,796,980 shares of Class A common stock, (iii) 347,222,219 shares of Class A common stock issuable upon conversion of 50,000 shares of Series C Convertible Preferred Stock that carry the voting power of 464,576 shares of Class A common stock, (iv) 6,666,666 shares of Class A common stock issuable upon conversion of 960 shares of Series G Convertible Preferred Stock that carry the voting power of 153,748 shares of Class A common stock, (v) 27,777,778 shares of Class A common stock issuable upon conversion of 4,000 shares of Series H Convertible Preferred Stock that carry the voting power of 5,068,221 shares of Class A common stock and (vi) 639,052 shares of Class A common stock underlying presently exercisable warrants. We and Ault & Company entered into a waiver agreement, which (i) permits the Company to not reserve shares of Class A common stock issuable upon conversion of the Class B common stock, Series C Convertible Preferred Stock, Series G Convertible Preferred Stock and the Series H Convertible Preferred Stock (collectively, the “Waiver Securities”), until such time as the Company has amended its Certificate of Incorporation to provide for a number of authorized but unissued shares of Class A common stock sufficient to allow for full conversion of the Waiver Securities. The waiver further requires that we utilize our best efforts to achieve the amendment of the Certificate of Incorporation. The shares beneficially owned and disclosed herein presumes that the Waiver Securities will be convertible within 60 days of the filing of this Annual Report.

(3)	Represents (i) 376,775,861 shares of Class A common stock beneficially owned by Ault & Company, as disclosed in footnote 2 above, (ii) 268,800 shares of Class A common stock owned by Mr. Ault, and (iii) 1,721 shares of Class B Common Stock that are convertible into the same number of shares of Class A common stock and carry the voting power of 17,210 shares of Class A common stock. Mr. Ault is the Chief Executive Officer of Ault & Company.

(4)	Represents 1 share of Class B Common Stock that is convertible into 1 share of Class A common stock and carries the voting power of 10 shares of Class A common stock.

(5)	Represents (i) 2 shares of Class A common stock and (ii) 1 share of Class B Common Stock that is convertible into 1 share of Class A common stock and carries the voting power of 10 shares of Class A common stock.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2025.

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	-	8,000,297
Equity compensation plans not approved by stockholders	0	-	-
Total	0	-	8,000,297

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Nominating and Governance Committee or in certain instances, a special committee of our Board, monitors and reviews issues involving potential conflicts of interest and approves all transactions with related persons as defined in Item 404 of Regulation S-K under the securities laws. Examples of such transactions that must be approved by our Nominating and Governance Committee or a special committee of our Board include, but are not limited to any transaction, arrangement, relationship (including any indebtedness) in which:

•	the aggregate amount involved is determined to by the Nominating and Governance Committee to be material;

•	we are a participant; and

•	any of the following has or will have a direct or indirect interest in the transaction:

•	an executive officer, director, or nominee for election as a director;

•	a greater than five percent beneficial owner of our common stock; or

•	any immediate family member of the foregoing.

When reviewing transactions with a related person, the Nominating and Governance Committee or any special committee of our Board formed for that purpose applies the standards for evaluating conflicts of interest outlined in our written Code of Business Conduct and Ethics.

The following information sets forth certain related transactions between us and certain of our stockholders or directors entered into since the beginning of our last completed fiscal year.

Ault & Company, Inc.

Loan Agreement

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

Description of the Series G Convertible Preferred Stock

Conversion Rights

Each share of Series G Convertible Preferred Stock has a stated value of $1,000.00 and is convertible into shares of common stock at a conversion price equal to the greater of (i) $0.10 (the “Preferred Floor Price”), and (ii) the lesser of (A) $6.74 or (B) 105% of the volume weighted average price of the common stock during the ten trading days immediately prior to the date of conversion (the “Series G Conversion Price”). The Series G Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series G Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Preferred Floor Price will under no circumstances be adjusted for stock dividends, stock splits, stock combinations or similar transactions.

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

In addition, Ault & Company will be entitled to elect such number of directors to the Board as shall be equal to a percentage determined by dividing (i) the number of shares of common stock issuable upon conversion of the Series G Preferred Stock then owned by Ault & Company (the “Series G Conversion Shares”), by (ii) the sum of the number of shares of common stock then outstanding plus the number of Series G Conversion Shares.

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

Series H Preferred Stock Purchase Agreement

On July 31, 2025, we entered into a securities purchase agreement (the “July 2025 SPA”) with Ault & Company, pursuant to which we agreed to sell, in one or more closings, to Ault & Company up to 100,000 shares of Series H Convertible Preferred Stock for a total purchase price of up to $100 million. On November 7, 2025, we and Ault & Company entered into an amendment to the July 2025 SPA to extend its termination date. Under the amendment, the termination date will be extended to the later of (i) one year after the Company has a sufficient number of authorized shares of Class A common stock to satisfy all conversion and share-reserve requirements under the July 2025 SPA or (ii) December 31, 2027.  The July 2025 SPA provides that the financing may be conducted through one or more closings.

As of the date of filing of this Form 10-K, Ault & Company has purchased an aggregate of 4,000 shares of Series H Convertible Preferred Stock for an aggregate purchase price of $4.0 million.

Additionally, until the earlier of (i) four years from the initial closing date of the July 2025 SPA or (ii) the date when Ault & Company holds fewer than 5,000 shares of Series H Convertible Preferred Stock, the Company will be prohibited from (A) entering into any financing, whether debt or equity, other than conventional loans from a commercial bank, at a price per share less than the Series G Conversion Price (as defined below) or (B) entering into a variable rate financing transaction.

Further, for as long as Ault & Company holds at least 5,000 shares of Series H Convertible Preferred Stock, Ault & Company shall have a right to participate in a Subsequent Financing allowing Ault & Company to purchase such number of securities in the Subsequent Financing to allow Ault & Company to maintain its percentage beneficial ownership of the Company that Ault & Company held immediately prior to the Subsequent Financing.

Description of the Series H Convertible Preferred Stock

Conversion Rights

Each share of Series H Convertible Preferred Stock has a stated value of $1,000.00 and is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) the Preferred Floor Price and (ii) the lesser of (A) $0.79645 or (B) 105% of the volume weighted average price of the Class A common stock during the five trading days immediately prior to the date of conversion (the “Series H Conversion Price”). The Series H Conversion Price is subject to adjustment in the event of an issuance of Class A common stock at a price per share lower than the Series H Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The Preferred Floor Price will under no circumstances be adjusted for stock dividends, stock splits, stock combinations or similar transactions.

Voting Rights

The holders of the Series H Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and the NYSE American, provided, however, that for purposes of complying with NYSE American regulations, the conversion price, for purposes of determining the number of votes the holder of Series H Convertible Preferred Stock is entitled to cast, shall not be lower than $0.72 (the “Series H Voting Floor Price”), which represents the closing sale price of the Class A common stock on the trading day immediately prior to the date of execution of the July 2025 SPA. The Series H Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

In addition, Ault & Company will be entitled to elect such number of directors to the Board as shall be equal to a percentage determined by dividing (i) the number of shares of Class A common stock issuable upon conversion of the Series H Preferred Stock then owned by Ault & Company (the “Series H Conversion Shares”), by (ii) the sum of the number of shares of Class A common stock then outstanding plus the number of Series H Conversion Shares.

Nature of Related Parties

Ault & Company

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

As of the date of filing of this Form 10-K, Ault & Company, of which Milton C. (Todd) Ault, III is the chief executive officer, beneficially owned 376,775,861 shares of our Class A common stock, consisting of (i) 2,500,005 shares of Class A common stock owned, (ii) 14,679,698 shares of Class B Common Stock that are convertible into the same number of shares of Class A common stock and carry the voting power of 146,796,980 shares of Class A common stock, (iii) 347,222,219 shares of Class A common stock issuable upon conversion of 50,000 shares of Series C Convertible Preferred Stock that carry the voting power of 464,576 shares of Class A common stock, (iv) 6,666,66 shares of Class A common stock issuable upon conversion of 960 shares of Series G Convertible Preferred Stock that carry the voting power of 153,748 shares of Class A common stock, (v) 27,777,778 shares of Class A common stock issuable upon conversion of 4,000 shares of Series H Convertible Preferred Stock that carry the voting power of 5,068,221 shares of Class A common stock and (vi) 639,052 shares of Class A common stock underlying presently exercisable warrants. As of the date of filing of this Form 10-K, Ault & Company beneficially owns approximately 47.72% of our Common Stock and had the right to cast total votes of approximately 23.35% of all votes entitled to be cast at a stockholder meeting.

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

Alzamend

Messrs. Horne and Nisser are each paid $50,000 annually by Alzamend, and Mr. Ault is paid $25,000 annually by Alzamend.

Milton C. Ault, III, our Executive Chairman, is also the Vice Chairman of Alzamend. William B. Horne, our Chief Executive Officer and Vice Chairman, is also the Chairman of Alzamend. Henry Nisser, our President, General Counsel and a member of our board of directors, is also the Executive Vice President, General Counsel and a director of Alzamend.

Director Independence

	Independent	Audit Committee	Nominating and Governance Committee	Compensation Committee
Director
Milton C. Ault III	No
William B. Horne	No
Henry Nisser	No
Michael H. Lorber	Yes	C
Robert O. Smith	Yes	X	X	X
Jeffrey A. Bentz	Yes	X	X	C
Mordechai Rosenberg	Yes	X	C	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

CBIZ CPAs PC served as our independent registered public accounting firm for the year ended December 31, 2025, and Marcum LLP served as our independent registered public accounting firm for the year ended December 31, 2024. Ziv Haft, a BDO Member Firm, served as the independent registered public accounting firm of Enertec for the year ended December 31, 2025.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by CBIZ CPAs PC and Ziv Haft for the year ended December 31, 2025 and Marcum LLP for the year ended December 31, 2024:

	2025	2024
Audit Services	$1,648,000	$1,623,000
Audit-Related Services	—	—
Tax Services	—	—
All Other Services	—	—
Total	$1,648,000	$1,623,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2025 and 2024, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2025 and 2024, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
3.19	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2024 and effective September 10, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on September 6, 2024 as Exhibit 3.1 thereto.

3.20	Certificate of Designation, Preferences and Rights relating to the 10.00% Series E Cumulative Redeemable Perpetual Preferred Stock, dated November 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 12, 2024 as Exhibit 3.1 thereto.
3.21	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 20, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on November 20, 2024 as Exhibit 3.1 thereto.
3.22	Certificate of Designation, Preferences and Rights relating to the Series F Exchangeable Preferred Stock, dated November 22, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2024 as Exhibit 3.1 thereto.
3.23	Form of Certificate of Designation of Preferences, Rights and Limitations of Series G Cumulative Preferred Stock, dated December 21, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on December 23, 2024 as Exhibit 4.1 thereto.
3.24	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 5, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on February 10, 2025 as Exhibit 3.1 thereto.
3.25	Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Preferred Stock, dated March 31, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 3.1 thereto.
3.26	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 23, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 25, 2025 as Exhibit 3.1 thereto.
3.27	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on August 27, 2025 as Exhibit 3.1 thereto.
4.1**	Description of Capital Stock.
10.1*	2021 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix B thereto.
10.2	Contract dated October 23, 2021 by and between Indiana Michigan Power Company and Alliance Cloud Services, a subsidiary of Hyperscale Data, Inc.
10.3	Form of Construction Loan Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.1 thereto.
10.4	Form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.2 thereto.
10.5	Form of Assignment of Leases, Rents and Profits. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.3 thereto.
10.6	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.4 thereto.
10.7	Form of Class A Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.2 thereto.
10.8*	2022 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 23, 2022 as Annex B thereto.
10.9	Form of Class A Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.1 thereto.
10.10	Form of Class B Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2022 as Exhibit 4.2 thereto.
10.11	Form of Share Exchange Agreement, entered into February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.1 thereto.
10.12	Form of Series B Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.2 thereto.
10.13	Form of Series C Preferred Stock Certificate of Designations. Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2023 as Exhibit 10.3 thereto.
10.14	Form of Hyperscale Data, Inc. Investor Agreement relating to 7.00% Senior Notes due 2024, 8.50% Senior Notes due 2026 and 10.50% Senior Notes due 2028. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 10.1 thereto.
10.15	Form of 8.50% Senior Note due 2026. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.2 thereto.
10.16	Form of 10.50% Senior Note due 2028. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 4.3 thereto.
10.17	Form of Warrant issued October 13, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 16, 2023 as Exhibit 4.2 thereto.
10.18	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2023 as Exhibit 10.2 thereto.

10.19	Securities Purchase Agreement, dated as of November 14, 2023, by and between Hyperscale Data, Inc. and RiskOn International, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.1 thereto.
10.20	Form of Certificate of Designations of Rights, Preferences and Limitations of Series D Convertible Preferred Stock of RiskOn International, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.2 thereto.
10.21	Form of Loan and Guaranty Agreement, dated December 14, 2023. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.1 thereto.
10.22	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.2 thereto.
10.23	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.3 thereto.
10.24	Form of Michigan Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.5 thereto.
10.25	Form of Aircraft Mortgage. Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2023 as Exhibit 10.6 thereto.
10.26	Luxor Mining Pool Service Level Agreement, dated March 28, 2023, by and between Bitnile Inc. (n/k/a Sentinum Inc.) and Luxor Technology Corporation. Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2024 as Exhibit 10.28 thereto.
10.27	Amendment to the Loan and Guaranty Agreement, dated April 15, 2024. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2024 as Exhibit 10.1 thereto.
10.28	Form of Second Amendment to Loan and Guaranty Agreement, dated May 15, 2024. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2024 as Exhibit 10.1 thereto.
10.29	Securities Purchase Agreement, dated as of December 21, 2024, by and between the Company and Ault & Company, Inc. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2024 as Exhibit 10.1 thereto.
10.30	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on January 6, 2025 as Exhibit 10.2 thereto.
10.31	Form of Convertible Promissory Note. Incorporated by reference to the Current Report on Form 8-K filed on March 24, 2025 as Exhibit 4.1 thereto.
10.32	Form of Hosting Services Agreement, dated June 9, 2025. Incorporated by reference to the Current Report on Form 8-K filed on June 10, 2025 as Exhibit 10.1 thereto.
10.33	Securities Purchase Agreement, dated July 31, 2025, by and between Hyperscale Data, Inc. and Ault & Company, Inc. Incorporated by reference to the Current Report on Form 8-K filed on August 1, 2025 as Exhibit 10.1 thereto.
10.34	Amendment to the Securities Purchase Agreement dated July 31, 2025, by and between Hyperscale Data, Inc. and Ault & Company, Inc., dated November 7, 2025. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2025 as Exhibit 10.1 thereto.
10.35	Form of Seventh Amendment and Guarantor Joinder to Loan and Guaranty Agreement, dated December 2, 2025. Incorporated by reference to the Current Report on Form 8-K filed on December 2, 2025 as Exhibit 10.2 thereto.
10.36	Form of Second Priority Future Advance Mortgage, dated December 2, 2025. Incorporated by reference to the Current Report on Form 8-K filed on December 2, 2025 as Exhibit 10.3 thereto.
10.37	Form of Subordination Agreement, dated December 2, 2025. Incorporated by reference to the Current Report on Form 8-K filed on December 2, 2025 as Exhibit 10.4 thereto.
10.38	Form of Note Purchase Agreement, dated December 2, 2025. Incorporated by reference to the Current Report on Form 8-K filed on December 2, 2025 as Exhibit 10.2 thereto.
10.39	Form of Convertible Promissory Note, dated December 2, 2025. Incorporated by reference to the Current Report on Form 8-K filed on December 2, 2025 as Exhibit 4.1 thereto.
10.40*	2025 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on December 4, 2025 as Annex B thereto.
10.41	Amended and Restated At-the-Market Issuance Sales Agreement, dated January 16, 2026, with Spartan Capital Securities, LLC and Wilson-Davis & Co., Inc. Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2026 as Exhibit 10.1 thereto.
10.42	At-the-Market Issuance Sales Agreement, dated February 13, 2026, with Spartan Capital Securities, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 13, 2026 as Exhibit 10.1 thereto.
19.1	Insider Trading Policy of Hyperscale Data, Inc. Incorporated by reference to the Annual Report on Form 10-K filed on April 15, 2025 as Exhibit 19.1 thereto.
21**	List of subsidiaries.
23.1**	Consent of CBIZ CPAs PC.
23.2**	Consent of Marcum LLP.
23.3**	Consent of Ziv Haft.
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

97.1	Hyperscale Data, Inc. Clawback Policy. Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2024 as Exhibit 97.2 thereto.
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 15, 2026

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

April 15, 2026	/s/ Milton C. Ault, III
Milton C. Ault, III, Executive Chairman of the Board

April 15, 2026	/s/ William B. Horne
William B. Horne, Chief Executive Officer and Director

April 15, 2026	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

April 15, 2026	/s/ Robert O. Smith
Robert O. Smith, Director

April 15, 2026	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 15, 2026	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

April 15, 2026	/s/ Michael H. Lorber
Michael H. Lorber, Director

ITEM 8.	FINANCIAL STATEMENTS

HYPERSCALE DATA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Hyperscale Data, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hyperscale Data, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the December 31, 2025 financial statements of Enertec Systems 2001 Ltd., a wholly-owned subsidiary, which statements reflect 11% of the total consolidated assets as of December 31, 2025, 2% of the total consolidated revenues for the year ended December 31, 2025. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enertec Systems 2001 Ltd., is based solely on the report of the other auditors.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Evaluation of the Accounting for and Disclosure of Bitcoin Mining Revenue

As disclosed in Note 3, the Company participates in a digital asset mining pool by providing hash calculation services to the mining pool operator. During the year ended December 31, 2025, the Company recognized revenue from bitcoin mining of approximately $21.3 million.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2016. (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, New York

April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hyperscale Data, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hyperscale Data, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the year ended December 31, 2024 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2016 to 2025.

New York, New York

April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of Enertec systems 2001 Ltd.

Karmiel, Israel.

Opinion

We have audited the financial statements of Enertec systems 2001 Ltd. (“the Company”), which comprise the financial position as of December 31, 2025, and as of November 28, 2025, and the related statements of comprehensive profit, changes in shareholders’ equity, and cash flows for the period from November 28, 2025 to December 31, 2025 and the related notes to the financial statements. In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and as of November 28, 2025, and the results of its operations and its cash flows for the period from November 28, 2025 to December 31, 2025 in accordance with accounting principles generally accepted in the United States of America.

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

Tel-Aviv, Israel

April 15, 2026

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,076,000	$4,546,000
Restricted cash	36,150,000	20,476,000
Accounts receivable, net	14,548,000	6,165,000
Inventories	4,812,000	1,817,000
Investments in promissory notes and other, related party	-	20,802,000
Loans receivable, current	187,000	1,369,000
Crypto assets	46,197,000	182,000
Prepaid expenses and other current assets	14,732,000	3,056,000
TOTAL CURRENT ASSETS	129,702,000	58,413,000
Intangible assets, net	13,673,000	1,844,000
Goodwill	10,326,000	295,000
Property and equipment, net	141,988,000	144,357,000
Right-of-use assets	6,651,000	3,697,000
Investments in common stock and equity securities, related party	15,000	2,190,000
Investments in other equity securities	4,108,000	2,802,000
Other assets	7,244,000	7,168,000
TOTAL ASSETS	$313,707,000	$220,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$39,207,000	$59,475,000
Operating lease liability, current	1,776,000	1,627,000
Notes payable, current	82,055,000	95,768,000
Notes payable, related party, current	1,686,000	164,000
Convertible notes payable	6,750,000	19,569,000
Guarantee liability	38,900,000	38,900,000
TOTAL CURRENT LIABILITIES	170,374,000	215,503,000

LONG-TERM LIABILITIES
Operating lease liability, non-current	5,198,000	2,269,000
Notes payable, non-current	1,066,000	904,000
Convertible notes payable, non-current	7,843,000	-
Other long-term liabilities	3,369,000	-
TOTAL LIABILITIES	187,850,000	218,676,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
	2025	2024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value - 25,000,000 shares authorized; 2,299,188 and 2,029,450 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (liquidation preference of $90,025,000 as of December 31, 2025)	2,000	2,000
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 323,405,790 and 1,259,893 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	323,000	1,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 24,386,850 and 4,998,597 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	24,000	5,000
Additional paid-in capital	853,156,000	668,817,000
Accumulated deficit	(734,560,000)	(628,950,000)
Accumulated other comprehensive income (loss)	812,000	(668,000)
Treasury stock, at cost	-	(30,571,000)
TOTAL HYPERSCALE DATA STOCKHOLDERS’ EQUITY	119,757,000	8,636,000

Non-controlling interest	6,100,000	(6,546,000)

TOTAL STOCKHOLDERS’ EQUITY	125,857,000	2,090,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,707,000	$220,766,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	December 31,
	2025	2024
Revenue, crane operations	$45,459,000	$47,475,000
Revenue, crypto assets mining	21,307,000	30,598,000
Revenue, hotel and real estate operations	20,235,000	18,891,000
Revenue, lending and trading activities	1,728,000	1,893,000
Revenue, other	13,383,000	7,805,000
Total revenue	102,112,000	106,662,000
Cost of revenue, crane operations	29,261,000	30,745,000
Cost of revenue, crypto assets mining	27,348,000	34,338,000
Cost of revenue, hotel and real estate operations	12,832,000	12,928,000
Cost of revenue, lending and trading activities	2,947,000	(1,205,000)
Cost of revenue, other	8,151,000	5,639,000
Total cost of revenue	80,539,000	82,445,000
Gross profit	21,573,000	24,217,000
Operating expenses
General and administrative	50,034,000	35,245,000
Selling and marketing	18,337,000	14,019,000
Research and development	4,834,000	11,011,000
Change in fair value of crypto assets	7,640,000	(30,000)
Impairment of property and equipment	2,996,000	19,446,000
Impairment of goodwill and intangible assets	-	1,500,000
Total operating expenses	83,841,000	81,191,000
Loss from operations	(62,268,000)	(56,974,000)
Other income (expense):
Interest and other income	2,770,000	2,206,000
Interest expense	(16,120,000)	(20,661,000)
Gain on conversion of investment in equity securities to marketable equity securities	-	17,900,000
(Loss) gain on extinguishment of debt	(3,432,000)	2,981,000
Loss from investment in unconsolidated entity	-	(1,958,000)
Impairment of equity securities	-	(6,266,000)
Change in fair value of embedded derivative liabilities	3,181,000	990,000
Gain on deconsolidation of subsidiary	12,377,000	-
(Loss) gain on the sale of fixed assets	(1,802,000)	79,000
Total other expense, net	(3,026,000)	(4,729,000)
Loss before income taxes	(65,294,000)	(61,703,000)
Income tax provision	253,000	56,000
Net loss from continuing operations	(65,547,000)	(61,759,000)
Net loss from discontinued operations	-	(779,000)
Net loss	(65,547,000)	(62,538,000)
Net (loss) income attributable to non-controlling interest	(850,000)	6,334,000
Net loss attributable to Hyperscale Data	(66,397,000)	(56,204,000)
Preferred dividends	(8,642,000)	(5,277,000)
Net loss attributable to common stockholders	$(75,039,000)	$(61,481,000)

Basic and diluted net loss per common share:
Continuing operations	$(0.83)	$(67.23)
Discontinued operations	-	(0.86)
Net loss per common share	$(0.83)	$(68.09)

Weighted average basic and diluted common shares outstanding	90,709,000	903,000

Comprehensive income (loss)
Net loss attributable to common stockholders	$(75,039,000)	$(61,481,000)
Foreign currency translation adjustment	949,000	(66,000)
Other comprehensive income (loss)	949,000	(66,000)
Total comprehensive loss	$(74,090,000)	$(61,547,000)

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock																Class A		Class B				Accumulated
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Series H		Common Stock		Common Stock		Additional		Other	Non-		Total
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Treasury Stock	Stockholders’ Equity
BALANCES, January 1, 2025	7,040	$-	-	$-	50,000	$-	323,835	$-	649,998	$1,000	998,577	$1,000	-	$-	-	$-	1,259,893	$1,000	4,998,597	$5,000	$668,817,000	$(628,950,000)	$(668,000)	$(6,546,000)	$(30,571,000)	$2,090,000
Issuance of Series G preferred stock, related party for cash	-	-	-	-	-	-	-	-	-	-	-	-	960	-	-	-	-	-	-	-	619,000	-	-	-	-	619,000
Fair value of warrants issued in connection with Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	341,000	-	-	-	-	341,000
Class B common stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,931,474	20,000	(20,000)	-	-	-	-	-
Issuance of Series H preferred stock, related party for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,000	-	-	-	-	-	4,000,000	-	-	-	-	4,000,000
Issuance of Series B preferred stock for cash	-	-	32,414	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	32,414,000	-	-	-	-	32,414,000
Issuance of Series D preferred stock under equity line of credit agreement	-	-	-	-	-	-	261,778	-	-	-	-	-	-	-	-	-	-	-	-	-	3,450,000	-	-	-	-	3,450,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	543,221	1,000	(543,221)	(1,000)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	709,000	-	-	-	-	709,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	255,490,454	255,000	-	-	124,743,000	-	-	-	-	124,998,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,900,000)	-	-	-	-	(3,900,000)
Conversion of convertible notes payable to Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15,769,810	16,000	-	-	21,943,000	-	-	-	-	21,959,000
Non-controlling interest in Microphase subsidiary acquired	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,294,000	-	1,294,000
Settlement of subsidiary financing obligation with non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,600,000	-	2,600,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(66,397,000)	-	-	-	(66,397,000)
Series A preferred dividends ($2.50 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(18,000)	-	-	-	(18,000)
Series B preferred dividends ($44.73 per share)	-	-	92	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	92,000	(92,000)	-	-	-	-
Series C preferred dividends ($96.01 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,800,000)	-	-	-	(4,800,000)
Series D preferred dividends ($3.50 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,809,000)	-	-	-	(1,809,000)
Series E preferred dividends ($2.65 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,724,000)	-	-	-	(1,724,000)
Series G preferred dividends ($77.29 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,000)	-	-	-	(74,000)
Series H preferred dividends ($31.14 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(125,000)	-	-	-	(125,000)
Distribution to Circle 8 non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(125,000)	-	(125,000)
Conversion of Series B preferred stock to Class A common stock	-	-	(29,506)	-	-	-	-	-	-	-	-	-	-	-	-	-	50,342,412	50,000	-	-	(50,000)	-	-	-	-	-
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,571,000)	-	-	30,571,000	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	949,000	-	-	949,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	850,000	-	850,000
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	531,000	8,027,000	-	8,558,000
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,000)	-	-	-	-	(2,000)
BALANCES, December 31, 2025	7,040	$-	3,000	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	4,000	$-	323,405,790	$323,000	24,386,850	$24,000	$853,156,000	$(734,560,000)	$812,000	$6,100,000	$-	$125,857,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock										Class A		Class B				Accumulated
	Series A		Series C		Series D		Series E		Series F		Common Stock		Common Stock		Additional		Other			Total
	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Par Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Non-Controlling Interest	Treasury Stock	Stockholders’ Equity
BALANCES, January 1, 2024	7,040	$-	41,500	$-	425,197	$-	-	$-	-	$-	127,322	$-	-	$-	$644,856,000	$(567,469,000)	$(2,097,000)	$11,957,000	$(30,571,000)	$56,676,000
Issuance of Series C preferred stock, related party for cash	-	-	8,500	-	-	-	-	-	-	-	-	-	-	-	8,123,000	-	-	-	-	8,123,000
Fair value of warrants issued in connection with Series C preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	377,000	-	-	-	-	377,000
Class B common stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	4,998,597	5,000	(5,000)	-	-	-	-	-
Series E preferred stock dividend	-	-	-	-	-	-	649,998	1,000	-	-	-	-	-	-	(1,000)	-	-	-	-	-
Series F preferred stock dividend	-	-	-	-	-	-	-	-	998,577	1,000	-	-	-	-	(1,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,505,000	-	-	-	-	1,505,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	-	-	-	-	731,686	1,000	-	-	14,597,000	-	-	-	-	14,598,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(513,000)	-	-	-	-	(513,000)
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	400,885	-	-	-	4,779,000	-	-	-	-	4,779,000
Increase in ownership interest of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(893,000)	-	(893,000)
Sale of subsidiary stock to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,898,000	-	1,898,000
Financing cost in connection with sale of subsidiary stock to non-controlling interests																		(2,600,000)		(2,600,000)
Conversion of RiskOn International, Inc. (“ROI”) convertible note	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	863,000	-	863,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(56,204,000)	-	-	-	(56,204,000)
Series A preferred dividends ($1.88 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(18,000)	-	-	-	(18,000)
Series C preferred dividends ($71.22 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,207,000)	-	-	-	(4,207,000)
Series D preferred dividends ($2.44 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,052,000)	-	-	-	(1,052,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(66,000)	-	-	(66,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,334,000)	-	(6,334,000)
Distribution of securities of TurnOnGreen, Inc. (TurnOnGreen”) to Hyperscale Data Class A common stockholders ($5.70 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,900,000)	-	-	4,900,000	-	-
Distribution of ROI investment in White River Holdings Corp. (“White River”) to ROI stockholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,210,000)	-	(19,210,000)
Net loss attributable to non-controlling interest of deconsolidated subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,555,000)	-	(1,555,000)
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,495,000	4,428,000	-	5,923,000
Other	-	-	-	-	(101,362)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
BALANCES, December 31, 2024	7,040	$-	50,000	$-	323,835	$-	649,998	$1,000	998,577	$1,000	1,259,893	$1,000	4,998,597	$5,000	$668,817,000	$(628,950,000)	$(668,000)	$(6,546,000)	$(30,571,000)	$2,090,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(65,547,000)	$(62,538,000)
Net loss from discontinued operations	-	(779,000)
Net loss from continuing operations	(65,547,000)	(61,759,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,819,000	24,437,000
Amortization of debt discount	5,899,000	7,773,000
Amortization of right-of-use assets	1,482,000	1,743,000
Stock-based compensation	709,000	3,256,000
Loss (gain) on the sale of fixed assets	1,802,000	(79,000)
Impairment of goodwill and intangible assets	-	1,500,000
Impairment of property and equipment	2,996,000	19,446,000
Impairment of equity securities	-	8,616,000
Revenue, crypto assets mining	(21,307,000)	(24,960,000)
Proceeds from the sale of crypto assets	13,117,000	25,350,000
Change in fair value of crypto assets	7,640,000	(29,000)
Realized gains on sale of marketable securities	-	(8,173,000)
Realized (gains) losses on non-marketable equity securities	(44,000)	5,083,000
Gain on conversion of investment in equity securities to marketable equity securities	-	(17,900,000)
Proceeds from the sale of investment in equity securities	3,953,000	-
Gain on the sale of equity securities	(1,401,000)	-
Change in fair value of embedded derivative liabilities	(3,180,000)	(910,000)
Loss from investment in unconsolidated entity	-	1,957,000
Gain from reversal of deferred underwriting commissions of Ault Disruptive Technologies Corporation (“Ault Disruptive”) subsidiary	-	(3,450,000)
Loss (gain) on extinguishment of debt	3,432,000	(2,981,000)
Gain on deconsolidation of subsidiary	(12,377,000)	-
Other	277,000	(2,725,000)
Changes in operating assets and liabilities:
Marketable equity securities	(2,364,000)	11,457,000
Accounts receivable	(4,224,000)	316,000
Inventories	408,000	(36,000)
Prepaid expenses and other current assets	55,000	948,000
Other assets	(122,000)	(2,609,000)
Accounts payable and accrued expenses	(11,302,000)	2,409,000
Lease liabilities	(2,237,000)	(1,725,000)
Net cash used in operating activities from continuing operations	(62,516,000)	(13,045,000)
Net cash used in operating activities from discontinued operations	-	(6,366,000)
Net cash used in operating activities	(62,516,000)	(19,411,000)
Cash flows from investing activities:
Purchase of property and equipment	(24,539,000)	(4,828,000)
Purchase of crypto assets	(45,483,000)	-
Acquisition of Gresham Worldwide, Inc. (“Gresham”), net of cash acquired	5,231,000	-
Cash decrease upon deconsolidation of subsidiary	(6,000)	-
Investments in loans receivable	(2,772,000)	(1,034,000)
Investments in non-marketable equity securities	(550,000)	-
Proceeds from the sale of fixed assets	3,020,000	12,957,000
Proceeds from sale of investments in common stock, related party	2,219,000	-
Investment in notes receivable, related party	(11,120,000)	-
Principal payments on loans receivable	1,182,000	-
Payments from notes receivable, related party	2,635,000	-
Other	(6,000)	(109,000)
Net cash (used in) provided by investing activities from continuing operations	(70,189,000)	6,986,000
Net cash used in investing activities from discontinued operations	-	(3,799,000)
Net cash (used in) provided by investing activities	(70,189,000)	3,187,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2025	2024
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$124,998,000	$14,598,000
Financing cost in connection with sales of Class A common stock	(3,900,000)	(513,000)
Proceeds from sales of Series B preferred stock	32,414,000	-
Proceeds from sales of Series C preferred stock and warrants, related party	-	8,500,000
Proceeds from sales of Series G and Series H preferred stock and warrants, related party	4,960,000	-
Proceeds from subsidiaries’ sale of stock to non-controlling interests	-	1,898,000
Distribution to Circle 8 non-controlling interest	(125,000)	-
Proceeds from notes payable	51,234,000	60,948,000
Payments on notes payable	(57,272,000)	(60,172,000)
Payments on convertible notes payable, related party	-	(243,000)
Proceeds from notes payable, related party	1,522,000	-
Payments on notes payable, related party	-	(1,864,000)
Payments of preferred dividends	(8,550,000)	(5,277,000)
Proceeds from sales of convertible notes	17,243,000	6,700,000
Payments on convertible notes	(6,212,000)	(1,280,000)
Net cash provided by financing activities from continuing operations	156,312,000	23,295,000
Net cash provided by financing activities from discontinued operations	-	2,552,000
Net cash provided by financing activities	156,312,000	25,847,000

Effect of exchange rate changes on cash and cash equivalents from continuing operations	597,000	30,000

Net increase in cash and cash equivalents and restricted cash	24,204,000	9,653,000

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	25,022,000	11,068,000
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	-	4,301,000
Cash and cash equivalents and restricted cash at beginning of period	25,022,000	15,369,000

Cash and cash equivalents and restricted cash at end of period	49,226,000	25,022,000
Less cash and cash equivalents and restricted cash of discontinued operations at end of period	-	-
Cash and cash equivalents and restricted cash of continued operations at end of period	$49,226,000	$25,022,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest - continuing operations	$2,699,000	$10,721,000
Cash paid during the period for interest - discontinued operations	$-	$-

Non-cash investing and financing activities:
Settlement of accounts payable with crypto assets	$30,000	$39,000
Settlement of interest payable with crypto assets	$-	$142,000
Settlement of note payable with crypto assets	$-	$506,000
Offset of fees receivable against note payable	$-	$2,200,000
Conversion of convertible notes payable into shares of Class A common stock	$21,959,000	$4,780,000
Conversion of Series B preferred stock into shares of Class A common stock	$50,000	$-
Conversion of debt and equity securities to marketable securities	$-	$4,996,000
Exchange of related party advances for investment in other equity securities, related party	$-	$2,000,000
Recognition of new operating lease right-of-use assets and lease liabilities	$2,254,000	$2,080,000
Notes payable exchanged for convertible notes payable	$9,103,000	$-
Dividend of ROI investment in White River to ROI shareholders	$-	$19,210,000
Redeemable non-controlling interests in equity of subsidiaries paid with cash and marketable securities held in trust account	$-	$2,225,000
Paid-in-kind dividends settled through issuance of Series B preferred stock	$92,000	$-
Dividend paid in TurnOnGreen common stock in additional paid-in capital	$-	$4,900,000
Accrued ROI commitment shares payable to non-controlling interests	$-	$2,600,000
Settlement of subsidiary financing obligation with non-controlling interests	$2,600,000	$-
Conversion of loan receivable into equity investment	$3,307,000	$-
Accrued interest added to note payable	$626,000	$-
Issuance of Series D preferred stock in satisfaction of notes payable	$3,450,000	$-
Conversion of notes receivable, related party into equity in connection with the acquisition of Gresham	$28,753,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025

1. DESCRIPTION OF BUSINESS

Hyperscale Data, Inc. (“Hyperscale Data” or the “Company”) is a Delaware corporation that owns and operates data center infrastructure supporting digital asset mining operations. While the Company has completed initial deployments supporting high-density computing workloads for third-party customers, its current operations are primarily focused on Bitcoin mining and the accumulation of digital assets through its wholly owned subsidiary, Sentinum, Inc. (“Sentinum”), which operates facilities providing power and related infrastructure.

Through its other wholly owned subsidiary, Ault Capital Group, Inc. (“Ault Capital”), the Company holds a portfolio of diversified businesses and strategic investments spanning commercial lending and trading, hotel operations, crane rental, software platforms and commercial electronics. The Company anticipates completing the planned divestiture of Ault Capital in 2027, at which time it expects to operate as a more focused data center infrastructure-oriented business.

The Company has the following reportable segments:

•	Sentinum – crypto asset mining operations, colocation and hosting services for emerging artificial intelligence (“AI”) ecosystems and other industries, and the Company’s digital asset treasury activities;

•	Energy and Infrastructure (“Energy”) – crane operations;

•	Gresham – defense solutions;

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings:

•	TurnOnGreen – commercial electronics solutions;

•	Technology and Finance (“Fintech”) – commercial lending, activist investing, and stock trading; and

•	ROI – AI software platform.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company participated in mining pools that used the full pay-per-share (“FPPS”) payout method for the year ended December 31, 2025. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator fees determined as follows:

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

Manufacturing Services

For manufacturing and development services, which include revenues generated by the Company’s subsidiary, Enertec Systems 2001 Ltd. (“Enertec”), the Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset based on criteria that are unique to the customer and that the customer controls as the asset is created or enhanced. Generally, the Company recognizes revenue based upon proportional performance over time using a cost-to-cost method that measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer. Manufacturing services that are recognized based upon the proportional performance method are considered revenue from services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

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

Restricted Cash

As of December 31, 2025, restricted cash included $33.3 million related to the Company’s guarantee obligations, $2.0 million of cash collateral for notes payable and $0.8 million of cash held in trust related to environmental contingencies related to the Michigan data center. As of December 31, 2024, restricted cash included $18.4 million related to the Company’s guarantee obligations, $1.3 million of cash collateral for notes payable and $0.8 million of cash held in trust related to environmental contingencies related to the Michigan data center.

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$13,076,000	$4,546,000
Restricted cash	36,150,000	20,476,000
Total cash, cash equivalents and restricted cash	$49,226,000	$25,022,000

Crypto Assets

Bitcoin, the Company’s primary crypto asset, is obtained through both its mining activities and strategic open market purchases. Bitcoin earned through mining activities is accounted for in connection with the Company’s revenue recognition policy.

In accordance with Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets, the Company measures Bitcoin at fair value with changes recognized in operating expenses on the consolidated statements of operations.

The Company tracks the cost basis of its Bitcoin holdings on a wallet-by-wallet basis. When Bitcoin is sold, the Company determines the cost basis of the specific units sold using the first-in, first-out method.

Sales of Bitcoin by the Company and Bitcoin awarded to the Company are included within cash flows from operating activities on the consolidated statements of cash flows. Realized gains or losses from sales of Bitcoin are included in loss from operations on the consolidated statements of operations.

Beginning during the year ended December 31, 2025, the Company began holding Bitcoin as part of a broader treasury strategy, including retaining Bitcoin generated from mining operations and making strategic open market purchases. While the Company continues to view Bitcoin as a long-term strategic asset, the classification of Bitcoin on the consolidated balance sheet reflects management’s assessment of expected liquidity needs and the potential for sale in the ordinary course of operations to support working capital requirements. Accordingly, as of December 31, 2025, Bitcoin crypto assets are classified as current assets on the consolidated balance sheet.

Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

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

Redeemable Non-Controlling Interests in Equity of Subsidiary

The Company previously recorded a redeemable non-controlling interest in the equity of its subsidiary, Ault Disruptive, outside of permanent equity to reflect the redeemable nature of its public shares. During the year ended December 31, 2024, all remaining outstanding shares of Ault Disruptive common stock were redeemed for an aggregate redemption amount of $2.3 million.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2025 and 2024, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

Discontinued Operations

The Company records discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in the Company’s operations, as defined in ASC 205-20, Discontinued Operations (“ASC 205-20”).

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. The impact on any prior period disclosures was immaterial.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine whether any required changes should be made to its consolidated financial statements.

Recently Adopted Accounting Standards

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The Company adopted ASU 2023-09 as required for the year ended December 31, 2025 under a prospective approach. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the standard primarily expands disclosure requirements.

Recently Issued Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03; however, because the standard primarily affects disclosure requirements, the Company does not expect adoption to have a material impact on its consolidated financial position, results of operations, or cash flows.

3. DECONSOLIDATION AND RECONSOLIDATION OF SUBSIDIARIES

The Company experienced several changes in its consolidation conclusions during the years ended December 31, 2025 and 2024, including deconsolidations resulting from bankruptcy or liquidation proceedings, where control of the affected entities shifted to courts or creditors, and the reconsolidation of Gresham following its emergence from Chapter 11, when control reverted to the Company.

Deconsolidation of Avalanche International Corp. (“AVLP”)

On March 28, 2025, AVLP, formerly a majority-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As a result of the filing, AVLP became subject to the control of the bankruptcy court, and the Company no longer maintained a controlling financial interest. Accordingly, the Company deconsolidated AVLP effective as of the petition date. In connection with the deconsolidation, the Company recognized a gain of $10.0 million, which is included in the consolidated statement of operations for the year ended December 31, 2025. The Company evaluated the criteria for discontinued operations and determined that the operations of AVLP did not meet the requirements for such classification.

Deconsolidation of Eco Pack Technologies Limited (“Eco Pack”)

On April 16, 2025, Eco Pack, formerly a majority-owned subsidiary of the Company, filed a voluntary liquidation under the insolvency regulations in the UK. As a result of the filing, the Company no longer maintained a controlling financial interest. Accordingly, the Company deconsolidated Eco Pack effective as of the filing date. In connection with the deconsolidation, the Company recognized a loss of $0.4 million, which is included in the consolidated statement of operations for the year ended December 31, 2025. The operations did not meet the criteria for discontinued operations.

Deconsolidation of a Subsidiary of ROI

During the year ended December 31, 2025, the Company recognized a gain of $2.7 million in connection with the bankruptcy proceedings for a subsidiary of ROI. The Company deconsolidated the entity upon determining that it no longer maintained a controlling financial interest. The gain recognized reflects the derecognition of the subsidiary’s remaining assets, liabilities, and equity balances. The operations did not meet the criteria for discontinued operations.

Gresham Chapter 11 Filing and Deconsolidation

On August 14, 2024, Gresham filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 filing, Gresham and its subsidiaries became subject to the jurisdiction of the bankruptcy court and operated as debtors-in-possession.

Upon the filing of the Chapter 11 petition, the Company evaluated whether it continued to have a controlling financial interest in Gresham under ASC 810, Consolidation (“ASC 810”). Because the bankruptcy court and creditors obtained significant control over Gresham’s operations and financial decisions, the Company concluded that it no longer had a controlling financial interest in Gresham. Accordingly, the Company deconsolidated Gresham and its subsidiaries effective August 14, 2024, the petition date.

Upon deconsolidation, the Company recognized a gain on deconsolidation of approximately $2.0 million, which is included in net gain (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2024.

Discontinued Operations

The Company determined that the deconsolidation of Gresham represented a strategic shift that had a significant effect on the Company’s operations and financial results. Accordingly, in accordance with ASC 205-20, the historical results of Gresham have been presented as discontinued operations in the consolidated statements of operations and cash flows for periods prior to the reconsolidation date.

Net Loss from Discontinued Operations

The net loss from discontinued operations for the year ended December 31, 2024 includes the gain on deconsolidation as follows:

For the Year Ended December 31, 2024
Gresham net loss	$(2,792,000)
Gain on deconsolidation	2,013,000
Net loss from discontinued operations	$(779,000)

The following table presents the results of Gresham operations for the year ended December 31, 2024:

For the Year
Ended
December 31,
2024
Revenue, products	$30,862,000
Cost of revenue, products	23,339,000
Gross profit	7,523,000
Operating expenses
Research and development	2,617,000
Selling and marketing	1,166,000
General and administrative	8,033,000
Impairment of goodwill and intangible assets	-
Total operating expenses	11,816,000
Loss from operations	(4,293,000)
Other income (expense):
Interest and other income	1,594,000
Interest expense	(1,662,000)
Loss on extinguishment of debt	-
Change in fair value of warrant liability	-
Total other expense, net	(68,000)
Loss before income taxes	(4,361,000)
Income tax benefit	(15,000)
Net loss	(4,346,000)
Net loss attributable to non-controlling interest	1,554,000
Net loss attributable to common stockholders	$(2,792,000)

Cash Flows from Discontinued Operations

Cash flow activity related to discontinued operations is presented separately in the consolidated statement of cash flows and is summarized below:

For the Year
Ended
December 31,
2024
Cash flows from operating activities:
Net loss	$(4,346,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	618,000
Amortization of right-of-use assets	684,000
Amortization of intangibles	157,000
Impairment of goodwill and intangible assets	-
Stock-based compensation	(858,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,638,000)
Inventories	1,514,000
Prepaid expenses and other current assets	(1,516,000)
Lease liabilities	(667,000)
Accounts payable and accrued expenses	(314,000)
Net cash used in operating activities	(6,366,000)
Cash flows from investing activities:
Purchase of property and equipment	(249,000)
Cash decrease upon deconsolidation	(3,550,000)
Net cash used in investing activities	(3,799,000)
Cash flows from financing activities:
Proceeds from notes payable	2,552,000
Cash contributions from parent	3,383,000
Net cash provided by financing activities	5,935,000

Effect of exchange rate changes on cash and cash equivalents	(71,000)

Net (decrease) increase in cash and cash equivalents and restricted cash	(4,301,000)

Cash and cash equivalents and restricted cash at beginning of period	4,301,000

Cash and cash equivalents and restricted cash at end of period	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$946,000

Gresham Emergence from Chapter 11 and Reconsolidation

On August 29, 2025, the Bankruptcy Court confirmed Gresham’s First Amended Plan of Reorganization (the “Plan”). The Plan became effective on November 28, 2025 (the “Effective Date”), upon satisfaction of all conditions precedent.

Upon the Effective Date:

•	All pre-emergence equity interests in Gresham were cancelled;

•	Gresham’s prepetition indebtedness owed to the Company was extinguished and exchanged for newly issued equity;

•	Exit financing of $10.0 million was funded; and

•	The Company obtained 100% of the voting equity of reorganized Gresham.

As a result of these transactions, the Company regained a controlling financial interest in Gresham and reconsolidated Gresham as of the Effective Date in accordance with ASC 810.

Because the Company had previously deconsolidated Gresham during the bankruptcy proceedings and regained control upon emergence, the transaction is accounted for as a business combination under ASC 805, Business Combinations.

Description of Acquired Businesses

Gresham operates through several subsidiaries, including Enertec Systems 2001 Ltd., Relec Electronics Ltd., and Microphase Corporation. These businesses are engaged in the design, manufacture, and distribution of electronic components and systems, primarily serving defense, aerospace, and industrial markets.

•	Enertec Systems 2001 Ltd. specializes in the design, engineering, and manufacture of ruggedized electronic systems and components used in defense and aerospace applications. Its product offerings include embedded computing systems, power supply solutions, and electronic assemblies designed to operate in harsh environments and meet stringent military and aerospace standards. Enertec primarily serves government and defense contractors and generates revenue through long-term and project-based contracts, often involving customized solutions with high reliability and qualification requirements.

•	Relec Electronics Ltd. is a distributor of electronic components and power supplies, providing value-added services and solutions to industrial and commercial customers.

•	Microphase Corporation develops and manufactures high-performance radio frequency and microwave components used in defense, communications, and aerospace applications.

These businesses complement the Company’s broader strategic focus on advanced technologies and infrastructure.

Consideration Transferred

The total consideration transferred in the business combination was as follows:

Amount
Exit financing funded	$10,000,000
Fair value of prepetition debt exchanged for equity	18,753,000
Fair value of non-controlling interest	1,294,000
Total consideration	$30,047,000

The extinguishment of prepetition indebtedness was integral to the Plan and directly resulted in the Company obtaining ownership of the reorganized entity. Accordingly, it was included in consideration transferred. The fair value of the non-controlling interest was estimated using an income approach based on projected cash flows of the acquired business and a market participant discount rate. This measurement is classified as a Level 3 fair value measurement under ASC 820.

Preliminary Allocation of Purchase Price

The Company allocated the consideration transferred to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The allocation is preliminary and subject to refinement during the measurement period.

	Enertec	Other Gresham Entities	Total
Identifiable net assets acquired:
Cash	$-	$4,382,000	$4,382,000
Restricted cash	850,000	-	850,000
Trade accounts receivable	2,642,000	1,566,000	4,208,000
Accrued revenue	8,170,000	-	8,170,000
Inventories, net	975,000	2,452,000	3,427,000
Prepaid expenses and other current assets	1,182,000	560,000	1,742,000
Property and equipment	503,000	357,000	860,000
Right-of-use asset	1,665,000	521,000	2,186,000
Intangible asset - trade name (12-15 year estimated useful life)	1,350,000	120,000	1,470,000
Intangible asset - developed technology (5-10 year estimated useful life)	4,780,000	810,000	5,590,000
Intangible asset - customer relationships (10-12 year estimated useful life)	3,810,000	1,150,000	4,960,000
Other assets	291,000	52,000	343,000
Accounts payable and accrued expenses	(5,484,000)	(1,516,000)	(7,000,000)
Notes payable	(4,027,000)	-	(4,027,000)
Notes payable, related party	-	(315,000)	(315,000)
Pre-petition unsecured creditor obligations	-	(3,280,000)	(3,280,000)
Operating lease liabilities	(1,718,000)	(1,344,000)	(3,062,000)
Other non-current liabilities	(20,000)	(329,000)	(349,000)
Net assets acquired	14,969,000	5,186,000	20,155,000
Goodwill	$5,031,000	$4,861,000	$9,892,000

Goodwill primarily represents expected synergies from combining operations, expanded market opportunities, operational efficiencies, and the value of the assembled workforce, which does not qualify for separate recognition as an intangible asset. The goodwill recognized in connection with this acquisition is not expected to be deductible for income tax purposes.

Identifiable Intangible Assets

In connection with the acquisition, the Company identified the following intangible assets based on a preliminary third-party valuation:

Intangible Asset	Fair Value	Estimated Useful Life
Trade names	$1,470,000	12 years
Developed technology	5,590,000	5 years
Customer relationships	4,960,000	10 years
Total identifiable intangible assets	$12,020,000

Valuation of Identifiable Intangible Assets

The fair values of identifiable intangible assets were determined using income-based valuation techniques consistent with ASC 820. These techniques require significant estimates and assumptions, including projected revenues, customer attrition rates, royalty rates, operating margins, contributory asset charges, and discount rates. These measurements are classified as Level 3 fair value measurements.

Specifically:

•	Customer relationships were valued using a multi-period excess earnings method, which estimates the present value of the incremental after-tax cash flows attributable to existing customers. Key assumptions included customer attrition rates of approximately 5%, estimated useful lives ranging from 10 to 12 years, forecasted EBITA margins of approximately 7% to 12%, and discount rates of approximately 20%.

•	Developed technology was valued using an income approach based on a multi-period excess earnings method. Key assumptions included estimated useful lives of approximately 5 to 10 years, forecasted revenue growth based on management projections, EBITA margins of approximately 11% to 12%, and discount rates of approximately 20%.

•	Trade names were valued using the relief-from-royalty method. Key assumptions included royalty rates ranging from approximately 0.25% to 0.75%, a long-term revenue growth rate of approximately 3%, and discount rates of approximately 20%.

The discount rates applied in these models were derived from weighted average cost of capital analyses for each reporting unit, which ranged from approximately 18% to 29%, and were adjusted, as appropriate, for asset-specific risk characteristics.

Measurement Period

The purchase price allocation is preliminary and subject to adjustment during the measurement period, which may extend up to one year from the acquisition date. The Company is continuing to evaluate certain estimates and assumptions, including the fair value of identifiable intangible assets and related useful lives, income tax balances, and working capital adjustments. Any measurement period adjustments will be recorded as an adjustment to goodwill.

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2025 and 2024 have been prepared as if the Gresham acquisition had occurred on January 1, 2024. This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

	For the Year Ended December 31,
	2025	2024
Total revenue	$138,764,000	$148,283,000
Net loss attributable to Hyperscale Data	$(70,541,000)	$(65,273,000)

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

5. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the years ended December 31, 2025 and 2024. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP. Revenue is presented by reportable segment. The “Holding Co.” column includes revenue that is not allocated to a specific reportable segment but is generated within the holding company entity. While not a separate reportable segment, Holding Co. is included in the table below to reconcile to total consolidated revenue.

The Company’s disaggregated revenues consisted of the following for the year ended December 31, 2025:

	Gresham	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$438,000	$6,793,000	$-	$22,591,000	$18,951,000	$45,459,000	$4,000	$2,718,000	$96,954,000
Europe	372,000	-	-	-	-	29,000	-	-	401,000
Middle East and other	2,594,000	435,000	-	-	-	-	-	-	3,029,000
Revenue from contracts with customers	3,404,000	7,228,000	-	22,591,000	18,951,000	45,488,000	4,000	2,718,000	100,384,000
Revenue, lending and trading activities (North America)	-	-	1,728,000	-	-	-	-	-	1,728,000
Total revenue	$3,404,000	$7,228,000	$1,728,000	$22,591,000	$18,951,000	$45,488,000	$4,000	$2,718,000	$102,112,000

Major Goods or Services
Crane rental	$-	$-	$-	$-	$-	$45,459,000	$-	$-	$45,459,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	-	21,307,000	-	-	-	-	21,307,000
Hotel and real estate operations	-	-	-	1,284,000	18,951,000	-	-	-	20,235,000
Power supply units and systems	270,000	7,228,000	-	-	-	-	-	-	7,498,000
Defense systems	2,366,000	-	-	-	-	-	-	-	2,366,000
Other	768,000	-	-	-	-	29,000	4,000	2,718,000	3,519,000
Revenue from contracts with customers	3,404,000	7,228,000	-	22,591,000	18,951,000	45,488,000	4,000	2,718,000	100,384,000
Revenue, lending and trading activities	-	-	1,728,000	-	-	-	-	-	1,728,000
Total revenue	$3,404,000	$7,228,000	$1,728,000	$22,591,000	$18,951,000	$45,488,000	$4,000	$2,718,000	$102,112,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,223,000	$7,172,000	$-	$22,591,000	$18,951,000	$29,000	$4,000	$2,718,000	$54,688,000
Services transferred over time	181,000	56,000	-	-	-	45,459,000	-	-	45,696,000
Revenue from contracts with customers	$3,404,000	$7,228,000	$-	$22,591,000	$18,951,000	$45,488,000	$4,000	$2,718,000	$100,384,000

The Company’s disaggregated revenues consisted of the following for the year ended December 31, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$4,840,000	$-	$31,474,000	$18,015,000	$47,475,000	$253,000	$2,523,000	$104,580,000
Europe	49,000	-	-	-	116,000	-	-	165,000
Middle East and other	24,000	-	-	-	-	-	-	24,000
Revenue from contracts with customers	4,913,000	-	31,474,000	18,015,000	47,591,000	253,000	2,523,000	104,769,000
Revenue, lending and trading activities (North America)	-	1,893,000	-	-	-	-	-	1,893,000
Total revenue	$4,913,000	$1,893,000	$31,474,000	$18,015,000	$47,591,000	$253,000	$2,523,000	$106,662,000

Major Goods or Services
Power supply units and systems	$4,913,000	$-	$-	$-	$-	$-	$-	$4,913,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	24,960,000	-	-	-	-	24,960,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	-	5,638,000	-	-	-	-	5,638,000
Hotel and real estate operations	-	-	876,000	18,015,000	-	-	-	18,891,000
Crane rental	-	-	-	-	47,475,000	-	-	47,475,000
Other	-	-	-	-	116,000	253,000	2,523,000	2,892,000
Revenue from contracts with customers	4,913,000	-	31,474,000	18,015,000	47,591,000	253,000	2,523,000	104,769,000
Revenue, lending and trading activities	-	1,893,000	-	-	-	-	-	1,893,000
Total revenue	$4,913,000	$1,893,000	$31,474,000	$18,015,000	$47,591,000	$253,000	$2,523,000	$106,662,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,913,000	$-	$31,474,000	$18,015,000	$116,000	$253,000	$2,523,000	$57,294,000
Services transferred over time	-	-	-	-	47,475,000	-	-	47,475,000
Revenue from contracts with customers	$4,913,000	$-	$31,474,000	$18,015,000	$47,591,000	$253,000	$2,523,000	$104,769,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2025 (no material financial instruments were measured at fair value on a recurring basis at December 31, 2024):

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$-	$-	$-	$1,576,000

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

The changes in Level 3 fair value hierarchy during the years ended December 31, 2025 and 2024 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Year ended December 31, 2025
Embedded conversion feature liabilities	$-	$(3,180,000)	$(3,492,000)	$8,248,000	$1,576,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Year ended December 31, 2024
Embedded conversion feature liabilities	$910,000	$(910,000)	$-	$-	$-

7. INVESTMENTS IN OTHER EQUITY SECURITIES

The Company holds non-marketable equity investments in privately held companies over which it does not have significant influence. For equity securities that do not have readily determinable fair values, the Company has elected the measurement alternative to measure such investments at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

Investments in other equity securities are included within other assets on the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, the aggregate carrying value of these investments was approximately $4.1 million and $2.8 million, respectively. Included in the December 31, 2025 balance is an investment in Fintex Financial, Inc. of approximately $3.8 million, which is included within investments in other equity securities and not separately presented. The remaining balance, totaling approximately $0.3 million as of December 31, 2025, consists of various other investments accounted for under the measurement alternative.

The Company evaluates its equity investments without readily determinable fair values for impairment at each reporting period. If a qualitative assessment indicates that an investment is impaired, the Company recognizes an impairment loss equal to the difference between the investment’s carrying amount and its estimated fair value. Adjustments resulting from observable price changes and impairments are recorded in the consolidated statements of operations.

For the years ended December 31, 2025 and 2024, the Company recognized cumulative impairment charges of $0 and $8.6 million, respectively, related to equity securities without readily determinable fair values. Of the impairment recognized in 2024, approximately $6.3 million was recorded in other income (expense), and $2.3 million related to Fintech lending operations and was recorded as a reduction to revenue from lending and trading activities on the consolidated statements of operations and comprehensive loss.

8. CRYPTO ASSETS

The following table presents revenue from mined crypto assets for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,
	2025	2024
Revenue from mined crypto assets at Sentinum owned and operated facilities	$21,307,000	$24,960,000
Revenue from Sentinum crypto mining equipment hosted at third-party facilities	-	5,638,000
Revenue, crypto assets mining	$21,307,000	$30,598,000

The following table presents the activities of the crypto assets (classified within prepaid expenses and other current assets) for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,
	2025	2024
Balance at January 1	$182,000	$546,000
Additions of mined crypto assets	21,307,000	24,960,000
Purchases of crypto assets	45,483,000	-
Sale of crypto assets	(13,117,000)	(25,350,000)
Unrealized (loss) gain on crypto assets	(7,640,000)	684,000
Payment of notes payable with crypto assets	-	(506,000)
Other	(18,000)	(152,000)
Balance at December 31	$46,197,000	$182,000

The Company held approximately 525 and 2 Bitcoin at December 31, 2025 and December 31, 2024, respectively. The associated fair values and cost bases of Bitcoin held were $46.2 million and $53.8 million, respectively, at December 31, 2025 and $0.2 million and $0.1 million, respectively, at December 31, 2024.

9. INVENTORIES

At December 31, 2025 and 2024, inventories consisted of:

	December 31,	December 31,
	2025	2024
Raw materials, parts and supplies	$2,298,000	$309,000
Work in process	808,000	-
Finished products	1,706,000	1,508,000
Total inventories	$4,812,000	$1,817,000

10. PROPERTY AND EQUIPMENT, NET

At December 31, 2025 and 2024, property and equipment consisted of:

	December 31, 2025	December 31, 2024
Building, land and improvements	$85,355,000	$80,822,000
Crypto assets mining equipment	27,245,000	12,150,000
Crane rental equipment	33,368,000	34,588,000
Computer, software and related equipment	13,807,000	11,308,000
Aircraft	15,983,000	15,983,000
Other property and equipment	8,563,000	11,417,000
	184,321,000	166,268,000
Accumulated depreciation and amortization	(42,333,000)	(21,911,000)
Property and equipment, net	$141,988,000	$144,357,000

Summary of depreciation expense:

	For the Year Ended December 31,
	2025	2024
Depreciation expense	$19,399,000	$23,784,000

Impairment of Property and Equipment

During the year ended December 31, 2025, the Company evaluated its investment in certain oil and gas properties operated by third parties for impairment. The Company identified indicators of impairment, including (i) significantly lower-than-expected production and revenue generated from the underlying wells operated by third parties, (ii) a history of operating results that did not support recovery of the carrying value of the assets, and (iii) the Company’s determination not to commit additional capital to third-party operators to further develop these properties. Based on these factors, the Company performed a recoverability test by comparing the carrying amount of the asset group to its estimated undiscounted future cash flows. The Company concluded that the carrying amount of the oil and gas properties was not recoverable, as the expected undiscounted future cash flows were not sufficient to recover the carrying value. The Company then estimated the fair value of the asset group. Due to limited production, the absence of active market transactions for similar underperforming assets, and the Company’s decision not to provide additional funding to third-party operators to support further development of the underlying properties, the estimated fair value of the investment was determined to be negligible. Accordingly, the Company recorded an impairment charge of approximately $3.0 million during the year ended December 31, 2025 to write down the carrying value of this investment to zero. The impairment loss is included in impairment of property and equipment in the accompanying consolidated statements of operations.

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

On April 30, 2024, the Company had a change in plan of sale for our four hotels owned and operated by AGREE. As a result, as of April 30, 2024, the assets no longer met the held for sale criteria and were required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the determination not to sell. In connection with this change in plan of sale, the Company recorded a loss on impairment of property and equipment related to the real estate assets of AGREE of $9.2 million during the year ended December 31, 2024. The fair values of property and equipment related to the real estate assets of AGREE were based on a discounted cash flow income approach for the hotel properties and a comparable sales market approach for the vacant land assets. Assumptions used in the discounted cash flow analysis included discount rates between 10.5% and 10.75%, terminal capitalization rates between 8.5% and 8.75% and occupancy rates between 59.2% and 78.8%.

Sale of St. Petersburg Property

On December 13, 2024, AGREE completed the sale of its real property located in St. Petersburg, Florida (the “Florida Property”) for $13.0 million and recorded a gain on the sale of $0.2 million included in gain on the sale of fixed assets in the consolidated statement of operations.

11. INTANGIBLE ASSETS, NET

At December 31, 2025 and 2024, intangible assets consisted of:

	Useful Life	December 31, 2025	December 31, 2024
Definite lived intangible assets:
Developed technology	5-10 years	$5,684,000	$60,000
Customer list	8-12 years	6,358,000	1,290,000
Trade names	10-15 years	2,529,000	1,030,000
		14,571,000	2,380,000
Accumulated amortization		(898,000)	(536,000)
Total definite-lived intangible assets		$13,673,000	$1,844,000

During the year ended December 31, 2025, the Company recognized approximately $11.9 million of identifiable intangible assets in connection with the reconsolidation of Gresham (see Note 4), primarily consisting of customer relationships, developed technology, and trade names.

All of the Company’s intangible assets are considered to have finite useful lives and are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

Summary of amortization expense:

	For the Year Ended
	December 31,
	2025	2024
Amortization expense	$420,000	$653,000

As of December 31, 2025, intangible assets subject to amortization had an average remaining useful life of 11 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2026	$1,484,000
2027	1,484,000
2028	1,484,000
2029	1,484,000
2030	1,462,000
Thereafter	6,275,000
$13,673,000

Impairment of Intangible Assets

During the year ended December 31, 2024, the Company recognized an impairment charge of approximately $1.5 million related to intangible assets associated with Eco Pack Technologies Limited. Based on internally developed forecasts of undiscounted expected future cash flows, the Company determined that the carrying value of these assets was not recoverable.

Valuation of Intangible Assets

Intangible assets acquired in business combinations, including those recognized in connection with the reconsolidation of Gresham, are recorded at fair value at the acquisition date. The Company primarily uses income-based valuation approaches to estimate fair value, including the multi-period excess earnings method and the relief-from-royalty method.

These valuation techniques require significant estimates and assumptions, including projected revenues, customer attrition rates, royalty rates, operating margins, contributory asset charges, and discount rates. Such measurements are classified as Level 3 fair value measurements within the fair value hierarchy.

12. INVESTMENTS – RELATED PARTIES

Investments in Alzamend Neuro, Inc. (“Alzamend”), Ault & Company, Inc. (“Ault & Company”) and Gresham at December 31, 2025 and 2024, were comprised of the following:

Investment in Promissory Notes, Related Parties – Ault & Company and Gresham

	Interest		December 31,	December 31,
	Rate	Due Date	2025	2024
Promissory note and accrued interest receivable, Ault & Company	8%	December 31, 2024	$-	$2,468,000
Promissory notes and accrued interest receivable, Gresham	6% - 15%	In bankruptcy as of December 31, 2024	-	18,499,000
Other			-	335,000
Allowance for credit losses			-	(500,000)
Total investment in promissory notes and other, related parties			$-	$20,802,000

Amounts above are recorded in “Investment in promissory notes and other, related party” on the consolidated balance sheets.

Summary of interest income, related party, recorded within interest and other income on the consolidated statement of operations:

	For the Year Ended
	December 31,
	2025	2024
Interest income, related party	$1,787,000	$1,694,000

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

Upon the deconsolidation of Gresham, the Company established an allowance for credit losses of $2.6 million related to notes receivable from Gresham included in net gain (loss) from discontinued operations. As of December 31, 2024, the Company performed an analysis of the allowance for credit losses of the Gresham notes receivable resulting in a $2.1 million reduction in the allowance, which was recorded within cost of revenue from lending and trading activities.

Investment in Alzamend Series B Convertible Preferred Stock, Warrants and Common Stock, Related Parties – Alzamend

	Investments in common stock, related parties at December 31, 2025
	Cost	Gross unrealized losses	Fair value
Common shares	$24,331,000	$(24,316,000)	$15,000

	Investments in common stock, related parties at December 31, 2024
	Cost	Gross unrealized losses	Fair value
Common shares	$24,697,000	$(24,607,000)	$90,000
Alzamend series B convertible preferred stock, warrants	2,100,000	-	2,100,000
	$26,797,000	$(24,607,000)	$2,190,000

Amounts above are recorded in “Investments in common stock and equity securities, related party” on the consolidated balance sheets.

The following tables summarize the changes in the Company’s investments in Alzamend common stock during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Balance at January 1	$90,000	$679,000
Investment in common stock of Alzamend	8,000	9,000
Sale of common stock of Alzamend	(2,219,000)	-
Conversion of invest in equity securities to marketable securities, related party	2,100,000	-
Realized loss in common stock of Alzamend	(255,000)	-
Unrealized loss in common stock of Alzamend	291,000	(598,000)
Balance at December 31	$15,000	$90,000

Ault Lending Investment in Alzamend Series B Convertible Preferred Stock and Warrants

	December 31,	December 31,
	2025	2024
Investment in Alzamend preferred stock	$-	$2,100,000
Total investment in other investments securities, related party	$-	$2,100,000

In connection with a securities purchase agreement entered into with Alzamend in January 2024, Ault Lending purchased 2,100 shares of Alzamend Series B convertible preferred stock and warrants to purchase 0.2 million shares of Alzamend common stock with a five-year term and an exercise price of $12.00 per share for a total purchase price of $2.1 million.

During the year ended December 31, 2025, Ault Lending converted its Alzamend Series B convertible preferred stock into Alzamend common stock. Following the conversion and related fair value adjustments, the carrying value of the investment was fully reduced from $2.1 million at December 31, 2024.

The Company elected to account for investment in other investments securities, related party, using a measurement alternative under which they were measured at cost and adjusted for observable price changes and impairments.

Messrs. Horne and Nisser are each paid $50,000 annually by Alzamend. Mr. Ault is paid $25,000 annually by Alzamend.

VIE Considerations for Ault Lending’s Investments in Alzamend

Alzamend is considered a VIE based on the Ault Lending’s investment in Alzamend common stock, Series B convertible preferred stock and warrants. However, Ault Lending is not deemed to be the primary beneficiary of Alzamend and therefore does not consolidate Alzamend in its financial statements. Ault Lending’s maximum exposure to loss as a result of its involvement with Alzamend is limited to the $15,000 carrying value of its investments.

13. WARRANTS

A summary of warrant activity for the years ended December 31, 2025 and 2024 is presented below.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at January 1, 2024	405,094	$178.50	4.7
Granted	71,794	118.39	5.0
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2024	476,888	162.68	3.9
Granted	162,217	5.92	5.5
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2025	639,105	$122.89	3.2

The following table summarizes information about common stock warrants outstanding at December 31, 2025:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$5.92	162,217	4.0	$5.92	162,217	$5.92
$118.39	422,337	3.0	$118.39	422,337	$118.39
$160.74	54,498	2.8	$160.74	54,498	$160.74
$118,125 - $656,250	53	0.9	$355,118	53	$355,118
$5.92 - $656,250	639,105	3.2	$122.89	639,105	$122.89

Warrant Issuances During 2025

During the year ended December 31, 2025, the Company issued warrants to purchase 0.2 million shares of Class A common stock at an exercise price of $5.92 per share, subject to adjustment, in connection with the issuance of Series G convertible preferred stock (the “Series G Preferred Stock”) to a related party (see Note 23).

Warrant Issuances During 2024

During the year ended December 31, 2024, the Company issued warrants to purchase 0.1 million shares of Class A common stock at an exercise price of $118.39 per share, subject to adjustment, in connection with the issuance of Series C convertible preferred stock (the “Series C Preferred Stock”) to a related party (see Note 23).

The Company utilized a variety of pricing models and the weighted average assumptions used during the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Exercise price	$5.92	$118.39
Contractual term in years	5.5	5.0
Volatility	151%	153%
Dividend yield	0%	0%
Risk-free interest rate	4.4%	4.2%

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at December 31, 2025 and 2024 consisted of:

	December 31,	December 31,
	2025	2024
Accounts payable	$19,076,000	$25,182,000
Accrued payroll and payroll taxes	4,520,000	2,342,000
Interest payable	2,752,000	8,249,000
Accrued legal	1,139,000	2,399,000
Other accrued expenses	11,720,000	21,303,000
Total	$39,207,000	$59,475,000

15. LEASES

The Company has operating leases for office space. The Company’s leases have remaining lease terms of 0.1 years to 8.0 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The following table provides a summary of leases by balance sheet category as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating right-of-use assets	$6,651,000	$3,697,000
Operating lease liability - current	1,776,000	1,627,000
Operating lease liability - non-current	5,198,000	2,269,000

The components of lease expenses for the years ended December 31, 2025 and 2024, were as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,936,000	$1,918,000
Short-term lease cost	-	-

The following tables provides a summary of other information related to leases for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,970,000	$1,654,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,612,000	$2,080,000
Weighted-average remaining lease term - operating leases	4.1 years	3.2 years
Weighted-average discount rate - operating leases	9.0%	8.0%

Maturity of lease liabilities under the Company’s non-cancellable operating leases as of December 31, 2025, were as follows:

Payments due by period
2026	$2,279,000
2027	2,014,000
2028	1,746,000
2029	1,106,000
2030	756,000
Thereafter	326,000
Total lease payments	8,227,000
Less interest	(1,270,000)
Present value of lease liabilities	$6,957,000

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

18. REDEEMABLE NON-CONTROLLING INTERESTS IN EQUITY OF SUBSIDIARY LIABILITY

The Company previously recorded a redeemable non-controlling interest in the equity of its subsidiary, Ault Disruptive, to reflect the redeemable nature of its public shares. All such interests were redeemed during the year ended December 31, 2024, and no redeemable non-controlling interests remained outstanding as of December 31, 2024 or 2025.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interests in equity of subsidiaries during the year ended December 31, 2024:

For the Year
Ended
December 31,
2024
Redeemable non-controlling interests in equity of subsidiaries as of January 1	$2,224,000
Redemption of Ault Disruptive common stock	(2,269,000)
Remeasurement of carrying value to redemption value	45,000
Redeemable non-controlling interests in equity of subsidiaries as of December 31	$-

19. NOTES PAYABLE

Notes payable at December 31, 2025 and 2024, were comprised of the following:

	Collateral	Guarantors	Interest rate	Effective rate(1)	Due date	December 31, 2025	December 31, 2024
AGREE secured construction loans, in default	AGREE hotels	-	9%	9%	January 1, 2026	$68,750,000	$68,750,000
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $25.6 million	-	9%	9%	June 16, 2026	7,205,000	13,126,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $3.2 million	-	6%	6%	Various dates through July 20, 2029	2,171,000	2,826,000
15% term notes, in default	-	Milton C. Ault, III	15%	-	October 31, 2024	-	3,777,000
ROI promissory note, in default	-	-	18%	36%	May 15, 2025	-	2,367,000
Other ($0.9 million in default)	-	-	6%		Various	4,995,000	5,826,000
Total notes payable						$83,121,000	$96,672,000
Less:
Unamortized debt discounts						-	-
Total notes payable, net						$83,121,000	$96,672,000
Less: current portion						(82,055,000)	(95,768,000)
Notes payable – long-term portion						$1,066,000	$904,000

(1)	Includes forbearance and extension fees and OID costs that are amortized to interest expense over the life of the notes.

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

Gain on Extinguishment of ROI Note Payable

During the year ended December 31, 2025, the Company recognized a gain on extinguishment of debt of $1.1 million related to the pay-off of an ROI note payable.

Notes Payable Maturities

Principal maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of December 31, 2025 were:

Year
2026	$82,055,000
2027	488,000
2028	354,000
2029	224,000
$83,121,000

Interest Expense

Interest expense includes amounts incurred on notes payable, convertible notes payable, and notes payable to related parties. The components of interest expense for the years ended December 31, 2025 and 2024 were as follows:

	For the Year Ended
	December 31,
	2025	2024
Contractual interest expense	$11,153,000	$11,925,000
Forbearance fees	505,000	2,214,000
Amortization of debt discount	4,462,000	5,532,000
Total interest expense	$16,120,000	$19,671,000

20. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at December 31, 2025 and 2024, were comprised of the following:

	Interest rate	Due date	December 31, 2025	December 31, 2024
Ault & Company demand promissory note	9.5%	Upon demand	$1,635,000	$-
Notes from officers - TurnOnGreen, in default	14%	Past due	51,000	46,000
Other related party advances	No interest	Upon demand	-	118,000
Total notes payable			$1,686,000	$164,000

Summary of interest expense, related party, recorded within interest expense on the consolidated statement of operations:

	For the Year Ended
	December 31,
	2025	2024
Interest expense, related party	$26,000	$22,000

Ault & Company Demand Note

On September 9, 2025, the Company executed a Demand Promissory Note (the “Note”) in favor of Ault & Company to formalize prior advances and loans previously provided by Ault & Company. The Note has an original principal balance of $4.0 million, bears interest at 9.5% per annum, and is payable upon demand. The Note is unsecured.

21. CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2025 and 2024, were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	December 31, 2025	December 31, 2024
Convertible promissory notes issued to JGB entities	85% of 3-day VWAP	13%	33%	December 30, 2027	$12,768,000	$-
SJC Lending, LLC (“SJC”) convertible promissory note	75% of 5-day VWAP	15%	16%	December 31, 2025	2,786,000	-
ROI senior secured convertible note, in default	$0.11 (ROI stock)	OID Only	19%	April 27, 2024	1,981,000	4,245,000
TurnOnGreen convertible promissory note	80% of 10-day VWAP (TurnOnGreen stock)	12%	21%	October 29, 2026	440,000	-
10% OID convertible promissory note	$5.87	18%	18%	May 15, 2025	-	4,167,000
Forbearance convertible promissory note, in default	$2.00	18%	18%	June 30, 2025	-	853,000
Convertible promissory note – OID only, in default	90% of 5-day VWAP	OID Only	26%	September 28, 2024	-	393,000
Avalanche International Corp. (“AVLP”) convertible promissory notes, principal	$0.35 (AVLP stock)	7%	9%	August 22, 2025	-	9,911,000
Fair value of embedded conversion options					1,576,000	-
Total convertible notes payable					19,551,000	19,569,000
Less: unamortized debt discounts					(4,958,000)	-
Total convertible notes payable, net of financing cost, long-term					$14,593,000	$19,569,000
Less: current portion					(6,750,000)	(19,569,000)
Convertible notes payable, net of financing cost – long-term portion					$7,843,000	$-

(1)	Includes forbearance and extension fees and OID costs that are amortized to interest expense over the life of the notes.

Convertible Promissory Notes – Settled During 2025

During the year ended December 31, 2025, the Company had several convertible promissory notes outstanding, including notes issued in prior periods as well as new notes issued during 2025 in connection with exchange transactions, forbearance arrangements and other financing activities.

Aggregate principal and accrued interest under these notes were either (i) converted into shares of the Company’s Class A common stock or (ii) repaid in cash during 2025. In total, approximately $16.5 million of principal and accrued interest was converted into approximately 10.0 million shares of Class A common stock, and approximately $3.5 million was repaid in cash. As of December 31, 2025, no amounts remained outstanding under these notes.

SJC Convertible Promissory Note

On March 21, 2025, the Company entered into an exchange agreement with an institutional investor, pursuant to which the Company issued to the investor a convertible promissory note in the principal face amount of $4.9 million (the “Exchange Note”) in exchange for the cancellation of (i) a term note issued by the Company on January 14, 2025, with outstanding principal and accrued but unpaid interest of $2.6 million, (ii) a promissory note issued by the Company on March 7, 2025, with outstanding principal and accrued but unpaid interest of $0.5 million, (iii) a promissory note issued by the Company on March 12, 2025, with outstanding principal and accrued but unpaid interest of $1.5 million, and (iv) a promissory note issued by the Company on March 13, 2025, with outstanding principal and accrued but unpaid interest of $0.3 million. The Exchange Note accrues interest at the rate of 15% per annum. The Exchange Note was to mature on December 31, 2025. In January 2026, the Company and the investor entered into an amendment to the Exchange Note, pursuant to which the maturity date of the Exchange Note was extended until June 30, 2026.

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

During the year ended December 31, 2025, approximately $2.1 million of outstanding principal and $0.2 million of accrued interest under the Exchange Note were converted into 5.8 million shares of the Company’s Class A common stock.

JGB Convertible Promissory Notes

On December 2, 2025, the Company, together with its wholly owned subsidiaries Sentinum and Alliance Cloud Services, LLC (collectively, the “Guarantors”), entered into a Note Purchase Agreement with JGB Capital, LP, JGB Partners, LP and JGB Capital Offshore Ltd., with JGB Collateral, LLC acting as agent. Pursuant to the agreement, the Company issued secured convertible promissory notes in the aggregate principal face amount of $12.8 million, which includes an OID of $0.8 million, for gross proceeds of $12.0 million.

The notes accrue interest at 12.5% per annum, payable monthly in arrears, and mature on December 2, 2027. The notes are convertible into shares of the Company’s Class A common stock at a conversion price equal to the lesser of (i) $0.3235 per share and (ii) 85% of the lowest daily VWAP of the Class A common stock during the three trading days immediately preceding and including the conversion date, but not less than $0.30 per share (the “JGB Floor Price”), subject to customary adjustments.

Beginning 120 days after issuance, if the conversion price is below the JGB Floor Price as of the last trading day of a calendar month, the holders may require the Company to redeem up to $0.25 million of outstanding principal during the subsequent month. The Company may prepay the notes in full, but not in part, commencing on the first anniversary of issuance, subject to specified conditions.

The notes are secured by, among other things, a second priority mortgage on certain real property owned by Alliance Cloud Services, LLC and Bitcoin collateral with a required U.S. dollar value of approximately $16.0 million to be held in a controlled crypto asset account. The Company has agreed to file a registration statement covering the resale of the shares issuable upon conversion of the notes, which registration statement was filed in December 2025.

Embedded Derivatives

The Company identified embedded derivative features within certain convertible promissory notes issued or outstanding during the year ended December 31, 2025 that required bifurcation and separate accounting as derivative liabilities under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These features primarily relate to conversion options with variable pricing mechanisms.

The fair value of the embedded derivative liabilities was estimated using a Monte Carlo simulation model. The model incorporates key assumptions including the Company’s stock price, risk-free interest rate, expected volatility, credit-risk adjusted discount rate, and the specific terms of each conversion feature (including floor price, cap, and VWAP-based pricing). Due to the significant use of unobservable inputs, these derivative liabilities are classified within Level 3 of the fair value hierarchy. See Note 7 for additional information, including the initial recognition and rollforward of embedded derivative liabilities during the year.

The following table summarizes the key inputs used in the valuation of the embedded derivatives at inception:

Assumption	Weighted Average at Inception	Weighted Average at December 31, 2025
Valuation technique	Monte Carlo Simulation	Monte Carlo Simulation
Risk-free interest rate	3.8%	3.5%
Expected volatility	114%	116%
Credit-risk adjusted rate	38%	25%
Time to maturity (years)	1.2	1.7
Stock price at valuation date	$1.35	$0.18
Dividend yield	0%	0%

The Monte Carlo simulation utilized 100,000 iterations and incorporated conversion mechanics, including the floor price and the VWAP-based conversion price as defined in each agreement. The incremental value attributable to the conversion feature was isolated to determine its impact on the overall fair value of the embedded option.

Conversions of Convertible Notes

During the year ended December 31, 2025, principal, accrued and unpaid interest of $22.0 million was converted into 15.8 million shares of Class A common stock of the Company.

Gain (Loss) on Extinguishment of Convertible Notes

During the year ended December 31, 2025, the Company recognized a total net loss on extinguishment of convertible notes of $4.6 million. This amount includes:

•	A gain of $0.3 million resulting from the conversion of $0.7 million of convertible notes into 0.2 million shares of Class A common stock, which had a fair value of $0.4 million at the time of conversion;

•	A gain of $1.1 million related to the partial forgiveness of obligations at ROI pursuant to contractual provisions in a separate financing arrangement between the Company and a common lender;

•	A loss of approximately $3.6 million related to the modification, exchange or extinguishment of certain convertible notes during the year. These transactions were accounted for as extinguishments due to changes in key terms, including the addition or modification of conversion features and changes in principal amounts, resulting in recognition of losses based on the difference between the fair value of the new or modified instruments (including any embedded derivatives) and the carrying value of the original notes; and

•	A loss of $1.3 million related to the Exchange Note issued on March 21, 2025. Although the principal of the new note matched the principal and accrued interest of the exchanged notes, the combined fair value of the new note and its embedded derivative exceeded the carrying amount of the original instruments. Accordingly, a $1.3 million loss on extinguishment was recognized.

Contractual Maturities

Principal maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of December 31, 2025, were:

Year	Principal
2026	$5,207,000
2027	12,768,000
$17,975,000

22. COMMITMENTS AND CONTINGENCIES

Related Party Commitments

During the year ended December 31, 2025, the Company’s subsidiaries, BitNile.com, Inc. and askROI, Inc., entered into marketing and promotional commitments with a subsidiary of Ault & Company. The commitments, which totaled approximately $9.2 million, related to the coordination and execution of media placements, promotional events, and related marketing services in connection with various contracted events. These services were billed on a pass-through basis, at cost, without any mark-up or commission. The full $9.2 million was expensed during the year ended December 31, 2025.

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

On or about September 17, 2025, Arena formally commenced such appeal (the “Appeal”).

On or about October 3, 2025, the Company and Arena executed various settlement documents pursuant to which the Company agreed to resolve the matter through aggregate cash payments totaling $5.2 million. The Company made all required payments in accordance with the settlement terms.

On or about February 17, 2026, the Company filed a Stipulation of Discontinuance with Prejudice, thereby formally discontinuing the action.

On or about February 23, 2026, Arena filed a Notice of Withdrawal of the Appeal.

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

The Company had accrued loss contingencies related to litigation matters of $1.1 million and $2.3 million as of December 31, 2025 and 2024, respectively.

23. STOCKHOLDERS’ EQUITY

Class A Common Stock

Class A common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

On August 29, 2025, the Company entered into a sales agreement with Wilson-Davis & Co., Inc. to sell shares of the Company’s class A common stock, having an aggregate offering price of up to $125 million from time to time, through an ATM offering program. Between August 29, 2025 and December 31, 2025, the Company received gross proceeds of $125 million through the sale of 255.5 million shares of the Company’s class A common stock through the ATM offering.

On December 19, 2025, the Company entered into a new ATM sales agreement providing for the sale of up to $50.0 million of additional shares of Class A common stock under its effective shelf registration statement. No shares were issued under this agreement as of December 31, 2025.

Class B Common Stock

The Class B common stock is identical to the Class A common stock, with the exception that each share thereof carries 10 times the voting power of a share of Class A common stock. The Class B common stock is convertible at any time into Class A common stock on a one-for-one basis at the option of the holder of the Class B common stock.

On October 31, 2025, the Company completed a special dividend of 19.9 million shares of Class B common stock to holders of Class A common stock, Class B common stock as well as Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series G Convertible Preferred Stock and Series H Convertible Preferred Stock on an as-converted basis. The record date for the dividend was October 6, 2025.

During 2025, 543,221 shares of Class B common stock were converted into 543,221 shares of Class A common stock on a one-for-one basis pursuant to the conversion provisions applicable to the Class B common stock.

Preferred Stock

Preferred stock as of December 31, 2025 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at December 31, 2025
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series B Convertible Preferred Stock	$0.001	$1,000	60,000	3,000,000	3,000
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	14,640,000	585,613
Series E Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	960,000	960
Series H Convertible Preferred Stock	$0.001	$1,000	100,000	4,000,000	4,000
Unallocated			18,240,000	-	-
Total			25,000,000	$90,025,000	2,299,188

Preferred stock as of December 31, 2024 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at December 31, 2024
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	8,096,000	323,835
Series E Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	-	-
Unallocated			18,400,000
Total			25,000,000	$75,521,000	2,029,450

The Company is authorized to issue 25.0 million shares of preferred stock, $0.001 par value. As of December 31, 2025, the rights, preferences, privileges and restrictions on the remaining authorized 18.2 million shares of preferred stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

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

During the year ended December 31, 2025, the Company issued an aggregate of 32,414 shares of Series B Preferred Stock for gross proceeds of approximately $32.4 million. In addition, approximately 92 shares of Series B Preferred Stock were issued as paid-in-kind (“PIK”) dividends pursuant to the terms of the Series B Preferred Stock. In the same period, the investor converted approximately 29,506 shares of Series B Preferred Stock, including PIK shares, into shares of Class A common stock.

Each share of Series B Preferred Stock has a stated value of $1,000 and is convertible into shares of Class A common stock. On April 23, 2025, the Company filed a Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock. This amendment, approved by the Board of Directors on April 22, 2025, revised the definition of “Conversion Price”, which is now the greater of (i) $0.40 and (ii) 75% of the Company’s lowest VWAP during the five trading days immediately preceding conversion, subject to a maximum of $10.00 per share. The holders are entitled to cumulative dividends at a 15% annual rate, payable monthly in arrears, and for the first two years, the Company may elect to pay such dividends in additional shares of Series B Preferred Stock in lieu of cash.

Termination of Equity Purchase Agreement

On May 28, 2025, the Company and Orion Equity Partners, LLC (“Orion”) mutually agreed to terminate the Purchase Agreement originally entered into on June 24, 2024, as subsequently amended (the “Purchase Agreement”). The Purchase Agreement provided the Company with the right, subject to certain terms and conditions, to sell up to $25.0 million of its 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”) to Orion over a 36-month period. Prior to termination, the Company issued an aggregate of 0.3 million shares of Series D Preferred Stock pursuant to the Purchase Agreement in exchange for the cancellation of certain outstanding notes payable and related obligations totaling approximately $3.5 million. No further shares will be issued under the Purchase Agreement following its termination.

Sales of Series G Preferred Stock and Warrants to Ault & Company (Related Party)

On December 21, 2024, the Company entered into a securities purchase agreement (the “December 2024 SPA”) with Ault & Company, pursuant to which it agreed to sell, in one or more closings, to Ault & Company up to 25,000 shares of Series G convertible preferred stock (“Series G Preferred Stock”) and warrants to purchase up to 4.2 million shares of Class A common stock (the “Series G Warrants”) for a total purchase price of up to $25.0 million. The December 2024 SPA provides that the financing may be conducted through one or more closings. During the year ended December 31, 2025, the Company sold to Ault & Company an aggregate of 960 shares of Series G Convertible Preferred Stock and warrants to purchase an aggregate of 0.2 million shares of Class A common stock, for an aggregate purchase price of $1.0 million.

Each share of Series G Preferred Stock has a stated value of $1,000.00 and is convertible into shares of Class A common stock at a conversion price equal to the greater of (i) $0.10 per share and (ii) the lesser of (A) $6.74 or (B) 105% of the volume weighted average price of the Class A common stock during the ten trading days immediately prior to the date of conversion. The conversion price is subject to adjustment in the event of an issuance of Class A common stock at a price per share lower than the conversion price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of Series G Preferred Stock are entitled to cumulative cash dividends at an annual rate of 9.5%, or $95.00 per share, based on the stated value per share. Dividends shall accrue for 10 years from the date of issuance of such shares of Series G Preferred Stock and are payable monthly in arrears. For the first two years, the Company may elect to pay the dividend amount in shares of Class A common stock rather than cash. The holders of the Series G Preferred Stock are entitled to vote with the Class A common stock as a single class on an as-converted basis.

Series H Convertible Preferred Stock Securities Purchase Agreement with Ault & Company (Related Party)

On July 31, 2025, the Company entered into a securities purchase agreement (the “July 2025 SPA”) with Ault & Company, pursuant to which it agreed to sell, in one or more closings, to Ault & Company up to 100,000 shares of Series H convertible preferred stock (“Series H Preferred Stock”) for a total purchase price of up to $100.0 million. The July 2025 SPA provides that the financing may be conducted through one or more closings. During the year ended December 31, 2025, the Company sold to Ault & Company 4,000 shares of Series H Preferred Stock for an aggregate purchase price of $4.0 million.

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

Conversions of Convertible Notes

During the year ended December 31, 2025, the Company issued 15.8 million shares of Class A common stock upon conversion of convertible promissory notes payable (see Note 21).

2025 Stock Incentive Plan and Option Grants

On July 31, 2025, the Board of Directors approved grants of 7.25 million non-qualified stock options to purchase shares of Class A common stock for the Company’s directors and executive officers. The grants were issued on August 12, 2025, at an exercise price of $0.72 per share. These grants are made outside of the 2025 Stock Incentive Plan and are subject to stockholder approval.

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

During the fourth quarter of 2025, stockholder approval of the 2025 Plan was obtained. As a result, the Company recognized stock-based compensation expense of $0.5 million related to option grants to employees (other than executive officers and directors) in accordance with ASC 718, based on the grant-date fair value of the awards and the applicable service period.

The option grants to directors and executive officers remain subject to stockholder and exchange approval and, accordingly, are not considered granted for accounting purposes as of December 31, 2025. No stock-based compensation expense has been recognized for those awards as of such date.

Settlement of subsidiary financing obligation with non-controlling interests

During the year ended December 31, 2025, the Company entered into a settlement agreement related to prior financing arrangements of a subsidiary. As a result of the settlement, the Company was relieved of its obligation to issue certain commitment shares previously recorded as an accrued liability of $2.6 million. Because the original obligation was recognized as an equity transaction with non-controlling interests, the reversal of the liability was recorded as an adjustment to non-controlling interests within stockholders’ equity.

24. INCOME TAXES

The following is a geographical breakdown of income/loss from continuing operations before the provision for income tax, for the years ended December 31, 2025 and 2024:

	2025	2024
Pre-tax loss
U.S. Federal	$(66,932,000)	$(58,979,000)
Foreign	1,638,000	(2,724,000)
Total	$(65,294,000)	$(61,703,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Deferred tax asset:
Allowance for doubtful accounts	$726,000	$502,000
Unrealized losses	16,479,000	14,603,000
Obsolete inventory	-	-
Stock compensation	4,313,000	4,192,000
Other carryforwards	-	-
Net operating loss carryforwards	81,673,000	55,001,000
Lease liability	731,000	790,000
Impairment	32,925,000	32,626,000
Accrued expenses	834,000	1,823,000
Interest expense	17,897,000	16,293,000
Outside basis difference	3,822,000	3,325,000
Intangible assets, net	-	9,000
Other	963,000	1,563,000
Total deferred tax asset	160,363,000	130,727,000

Deferred tax liability:
Right-of-use assets	(1,812,000)	(734,000)
Fixed assets, net	(19,260,000)	(15,514,000)
Total deferred income tax liabilities	(21,072,000)	(16,248,000)

Net deferred income tax assets	139,291,000	114,479,000
Valuation allowance	$(139,291,000)	$(114,479,000)
Deferred tax asset (liability), net	$-	$-

At December 31, 2025, the Company had federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $300.8 million related to the years after December 31, 2017 that do not have an expiration under current tax law and $8.1 million related to the years before January 1, 2018 subject to expiration after application of limitation set forth in Section 382 of the Internal Revenue Code (“§382”). The Company had state NOLs for income tax purposes of approximately $342.2 million as of December 31, 2025. The state NOLs may be used to offset future taxable income and will begin to expire in 2029, unless previously utilized. In accordance with §382, future utilization of the Company’s NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. The Company also has foreign net operating loss carryovers of approximately $3.2 million which may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all positive and negative evidence, including the Company’s generation of NOLs in current and prior periods, there is substantial doubt regarding the Company’s ability to utilize its deferred tax assets, therefore, the Company recorded a full valuation allowance. For the year ended December 31, 2025, the valuation allowance increased by $24.7 million.

The net income tax provision on continuing operations for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Current
U.S. Federal	$32,000	$51,000
U.S. State	221,000	5,000
Foreign	-	-
Total current provision	253,000	56,000
Deferred
U.S. Federal	-	-
U.S. State	-	-
Foreign	-	-
Total deferred provision	-	-
Total provision for income taxes	$253,000	$56,000

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31, 2025	Percent
Current
U.S. Federal statutory tax rate	$(13,712,000)	21.0%
State and local income taxes, net of federal income tax effect (1)	235,000	-0.4%
Effect of cross-border tax laws	386,000	-0.6%
Change in valuation allowance	21,400,000	-32.8%
Nontaxable / Nondeductible Items
Section 162(m)	269,000	-0.4%
Derivative liability	870,000	-1.3%
Gain (loss) on deconsolidation of subsidiary	(9,810,000)	15.0%
Other	363,000	-0.6%
Worldwide changes in unrecognized tax benefits	-	-
Other
Deconsolidated adjustments	576,000	-0.9%
Deferred tax true-ups	(362,000)	0.6%
Foreign tax effects
Other foreign jurisdictions	38,000	0.1%
Total deferred tax provision	-	-
Total provision for income taxes	$253,000	-0.4%

(1)	The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	8.2%	-1.5%
Effect of change in valuation allowance	79.6%	-19.1%
Permanent differences	2.6%	1.6%
Goodwill impairment	-	-2.2%
IRC Section 162(m) compensation limitation	-	-0.0%
Excess tax benefit - windfall/(shortfall)	-	-0.3%
Deconsolidation adjustments	-110.5%	-
Foreign rate differential	0.1%	-
Other	-1.1%	0.5%
Income tax benefit	-0.1%	-0.1%

The amounts of cash income taxes paid by the Company were as follows:

For the Year Ended December 31, 2025
Federal	$-
State and Local
California	7,000
Other	5,200
12,200
Foreign	-
Other	-
Income taxes, net of amounts refunded	$12,200

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2025 and 2024, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The Organization for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. Many aspects of Pillar Two were effective beginning in calendar year 2024 and other aspects became effective beginning in calendar year 2025. While it is uncertain whether the U.S. will adopt Pillar Two, certain countries in which the Company operates have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. While the Company does not expect Pillar Two to have a material impact on its effective tax rate, the Company’s analysis is ongoing as the OECD releases additional guidance and countries implement additional legislation.

The One Big Beautiful Bill Act (“OBBB Act”) was enacted on July 4, 2025, in the United States. The OBBB Act included several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to Internal Revenue Code §163(j), changing the calculation of international tax inclusions, and removing the capitalization requirements for domestic research or experimental expenditures paid or incurred in tax years beginning after December 31, 2024. Management has considered applicable tax impacts of the OBBB Act within the 2025 financial statements.

25. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of Class A and Class B common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s Class A common stock, consisted of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Convertible preferred stock	177,130,000	9,142,000
Convertible notes	50,878,000	882,000
Stock options	6,200,000	-
Warrants	639,000	477,000
Total	234,847,000	10,501,000

26. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of December 31, 2025 and 2024; see Note 1 for a brief description of the Company’s business. The Company’s Chief Operating Decision Maker (“CODM”) is its Executive Chairman, Mr. Ault. The performance measure of the Company’s reportable segments is primarily income or (loss) from operations. Income or (loss) from operations for each segment includes all revenues, cost of revenues, gross profit and other operating expenses directly attributable to the segment. The CODM is also provided with key non-cash expenses by segment, including depreciation and amortization, impairment of property and equipment and impairment of goodwill and intangible assets. These financial metrics are used for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment. The “Holding Co.” column includes financial results that are not allocated to a specific reportable segment but are primarily generated within the holding company entity. The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the year ended December 31, 2025:

	Gresham	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$-	$45,459,000	$-	$-	$45,459,000
Revenue, crypto assets mining	-	-	-	21,307,000	-	-	-	-	21,307,000
Revenue, hotel and real estate operations	-	-	-	1,284,000	18,951,000	-	-	-	20,235,000
Revenue, lending and trading activities	-	-	1,728,000	-	-	-	-	-	1,728,000
Revenue, other	3,404,000	7,228,000	-	-	-	29,000	4,000	2,718,000	13,383,000
Total revenue	3,404,000	7,228,000	1,728,000	22,591,000	18,951,000	45,488,000	4,000	2,718,000	102,112,000
Cost of revenue	2,504,000	3,909,000	2,947,000	27,348,000	12,832,000	29,378,000	212,000	1,409,000	80,539,000
Gross profit (loss)	900,000	3,319,000	(1,219,000)	(4,757,000)	6,119,000	16,110,000	(208,000)	1,309,000	21,573,000
Operating expenses
General and administrative	366,000	3,528,000	405,000	1,844,000	5,730,000	8,879,000	-	29,282,000	50,034,000
Selling and marketing	57,000	1,055,000	-	-	-	-	16,779,000	446,000	18,337,000
Research and development	125,000	444,000	-	-	-	-	3,515,000	750,000	4,834,000
Change in fair value of crypto assets	-	-	-	7,640,000	-	-	-	-	7,640,000
Impairment of property and equipment	-	-	-	-	-	-	-	2,996,000	2,996,000
Total operating expenses	548,000	5,027,000	405,000	9,484,000	5,730,000	8,879,000	20,294,000	33,474,000	83,841,000
(Loss) income from operations	$352,000	$(1,708,000)	$(1,624,000)	$(14,241,000)	$389,000	$7,231,000	$(20,502,000)	$(32,165,000)	(62,268,000)
Other income (expense):
Interest and other income									2,770,000
Interest expense									(16,120,000)
Loss on extinguishment of debt									(3,432,000)
Change in fair value of embedded derivative liabilities									3,181,000
Gain on deconsolidation of subsidiary									12,377,000
Loss on the sale of fixed assets									(1,802,000)
Total other expense, net									(3,026,000)
Loss before income taxes									$(65,294,000)

Depreciation and amortization expense	$314,000	$228,000	$-	$9,963,000	$3,062,000	$4,260,000	$85,000	$1,907,000	$19,819,000

Interest expense	$(115,000)	$(158,000)	$-	$(6,000)	$(6,005,000)	$(1,927,000)	$(1,405,000)	$(6,504,000)	$(16,120,000)

Capital expenditures for the year ended December 31, 2025	$448,000	$83,000	$-	$19,596,000	$473,000	$3,886,000	$43,000	$10,000	$24,539,000

Segment identifiable assets as of December 31, 2025	$41,199,000	$3,228,000	$6,374,000	$89,455,000	$65,823,000	$41,154,000	$731,000	$55,997,000	$303,961,000

Segment information for the year ended December 31, 2024:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue	$4,913,000	$-	$-	$-	$116,000	$253,000	$2,523,000	$7,805,000
Revenue, crypto assets mining	-	-	30,598,000	-	-	-	-	30,598,000
Revenue, hotel and real estate operations	-	-	876,000	18,015,000	-	-	-	18,891,000
Revenue, crane operations	-	-	-	-	47,475,000	-	-	47,475,000
Revenue, lending and trading activities	-	1,893,000	-	-	-	-	-	1,893,000
Total revenue	4,913,000	1,893,000	31,474,000	18,015,000	47,591,000	253,000	2,523,000	106,662,000
Cost of revenue	2,647,000	(1,205,000)	34,338,000	12,928,000	31,411,000	1,086,000	1,240,000	82,445,000
Gross profit (loss)	2,266,000	3,098,000	(2,864,000)	5,087,000	16,180,000	(833,000)	1,283,000	24,217,000
Operating expenses
Research and development	1,008,000	-	-	-	-	10,003,000	-	11,011,000
Selling and marketing	1,293,000	-	-	-	-	12,726,000	-	14,019,000
General and administrative	4,038,000	(5,556,000)	(746,000)	4,830,000	16,267,000	-	16,412,000	35,245,000
Impairment of property and equipment	-	-	10,500,000	8,946,000	-	-	-	19,446,000
Impairment of goodwill and intangible assets	-	-	-	-	1,500,000	-	-	1,500,000
Total operating expenses	6,339,000	(5,556,000)	9,754,000	13,776,000	17,767,000	22,729,000	16,412,000	81,221,000
(Loss) income from operations	$(4,073,000)	$8,654,000	$(12,618,000)	$(8,689,000)	$(1,587,000)	$(23,562,000)	$(15,129,000)	(57,004,000)
Other income (expense):
Interest and other income								2,236,000
Interest expense								(19,671,000)
Gain on conversion of investment in equity securities to marketable equity securities								17,900,000
Gain on extinguishment of debt								2,981,000
Loss from investment in unconsolidated entity								(1,958,000)
Impairment of equity securities								(6,266,000)
Gain on the sale of fixed assets								79,000
Total other expense, net								(4,699,000)
Loss before income taxes								$(61,703,000)

Depreciation and amortization expense	$98,000	$-	$14,879,000	$2,735,000	$4,641,000	$74,000	$2,010,000	$24,437,000

Interest expense	$-	$(97,000)	$(125,000)	$(6,039,000)	$(2,808,000)	$(3,879,000)	$(6,723,000)	$(19,671,000)

Capital expenditures for the year ended December 31, 2024	$53,000	$-	$1,697,000	$797,000	$2,023,000	$157,000	$101,000	$4,828,000

Segment identifiable assets as of December 31, 2024	$3,050,000	$6,676,000	$35,260,000	$69,130,000	$45,524,000	$1,130,000	$59,701,000	$220,471,000

27. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	December 31,	December 31,	For the Year Ended December 31,
	2025	2024	2025	2024
Customer A	*	*	21%	23%
Customer B	13%	19%	10%	*
Customer C	*	10%	*	*
Customer D	25%	*	*	*

*	less than 10%

28. SUBSEQUENT EVENTS

Class A Common Stock ATM Offering Activity

During the period between January 1, 2026 through April 12, 2026, the Company sold an aggregate of 91.6 million shares of Class A common stock pursuant to an ATM offering for gross proceeds of $18.1 million.

Series D Preferred ATM Offering Activity

During the period between January 1, 2026 through April 12, 2026, the Company issued an aggregate of 2,909 shares of Series D Preferred Stock pursuant to its Series D ATM offering for gross proceeds of $65,000.

Second Amendment to AGREE Construction Loans

In January 2026, the Company’s AGREE subsidiary amended the terms of its construction loans related to the AGREE properties. The amendment extended the maturity dates of the loans to January 1, 2027, subject to a potential one-year extension to January 1, 2028 upon satisfaction of certain conditions. The agreement also modifies the interest rate to Term SOFR plus 5.75%, with required monthly interest payments based on Term SOFR plus 4.75%, with the difference accruing and payable at maturity or earlier repayment. On April 1, 2026, the borrowers were required to make a principal payment of $3.0 million followed by monthly principal payments of $1.0 million through maturity. As of the date of this filing, the borrowers have not made the required principal payments. While such non-payment constitutes an event of default under the loan agreements, the lenders have not provided a notice of default. The modification also requires the borrowers to fund interest reserves totaling approximately $2.0 million and provides temporary waivers of certain financial covenants through the scheduled maturity date. In connection with the modification, the borrowers paid an extension fee of approximately $0.3 million.

Circle 8 Financing

In March 2026, Circle 8 entered into a secured promissory note in the principal amount of $1.5 million for the purchase of a crane. The secured promissory note accrues interest at 5.9% per annum and will mature in March 2031.

Term Notes

In January and February 2026, the Company issued two short-term term notes to an institutional investor for aggregate gross proceeds of $10.0 million. The notes were originally scheduled to mature in March and April 2026, respectively, and require periodic principal repayments prior to maturity. The Company amended the note that matured in March 2026 to extend its maturity date to April 7, 2026. In connection with the extension, the Company agreed to pay an extension fee of approximately $0.1 million, which was added to the outstanding principal balance. The note has been repaid in full.

Receipt of Litigation-Related Proceeds

In March 2026 and on April 1, 2026, the Company received aggregate cash proceeds of approximately $26.6 million in connection with the resolution of litigation involving a former subsidiary. The Company is currently evaluating the appropriate accounting and treatment of these proceeds, including the extent to which amounts may be retained, distributed, or otherwise allocated.

