Form 10-Q
period 2026-03-31
Hyperscale Data, Inc.
filed 2026-05-18
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

At May 15, 2026, the registrant had outstanding 461,457,281 shares of Class A common stock and 23,959,244 shares of Class B common stock.

HYPERSCALE DATA, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,548,000	$13,076,000
Restricted cash	25,749,000	36,150,000
Accounts receivable, net	17,034,000	14,548,000
Inventories	5,158,000	4,812,000
Loans receivable, current	2,282,000	187,000
Crypto assets	26,251,000	46,197,000
Prepaid expenses and other current assets	16,277,000	14,732,000
TOTAL CURRENT ASSETS	103,299,000	129,702,000
Crypto assets, restricted	16,666,000	-
Intangible assets, net	13,417,000	13,673,000
Goodwill	10,108,000	10,326,000
Property and equipment, net	147,050,000	141,988,000
Right-of-use assets	7,677,000	6,651,000
Investments in common stock and equity securities, related party	9,000	15,000
Investments in other equity securities	14,275,000	4,108,000
Other assets	7,059,000	7,244,000
TOTAL ASSETS	$319,560,000	$313,707,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$60,602,000	$39,207,000
Operating lease liability, current	1,974,000	1,776,000
Notes payable, current	88,772,000	82,055,000
Notes payable, related party, current	901,000	1,686,000
Convertible notes payable	4,899,000	6,750,000
Guarantee liability	38,900,000	38,900,000
TOTAL CURRENT LIABILITIES	196,048,000	170,374,000

LONG-TERM LIABILITIES
Operating lease liability, non-current	6,081,000	5,198,000
Notes payable, non-current	2,366,000	1,066,000
Convertible notes payable, non-current	8,471,000	7,843,000
Other long-term liabilities	3,687,000	3,369,000
TOTAL LIABILITIES	216,653,000	187,850,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	March 31,	December 31,
	2026	2025

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value - 25,000,000 shares authorized; 2,301,686 and 2,299,188 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively (liquidation preference of $90,088,000 as of March 31, 2026)	2,000	2,000
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized; 370,193,806 and 323,405,790 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	370,000	323,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 24,153,493 and 24,386,850 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	24,000	24,000
Additional paid-in capital	863,607,000	853,156,000
Accumulated deficit	(767,016,000)	(734,560,000)
Accumulated other comprehensive income	6,000	812,000
TOTAL HYPERSCALE DATA STOCKHOLDERS’ EQUITY	96,993,000	119,757,000

Non-controlling interest	5,914,000	6,100,000

TOTAL STOCKHOLDERS’ EQUITY	102,907,000	125,857,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,560,000	$313,707,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	March 31,
	2026	2025
Revenue, crane operations	$11,001,000	$13,769,000
Revenue, defense solutions	10,182,000	-
Revenue, crypto assets mining	5,077,000	5,198,000
Revenue, hotel and real estate operations	3,856,000	3,665,000
Revenue, lending and trading activities	11,521,000	(28,000)
Revenue, other	2,442,000	2,417,000
Total revenue	44,079,000	25,021,000
Cost of revenue, crane operations	7,180,000	8,247,000
Cost of revenue, defense solutions	7,036,000	-
Cost of revenue, crypto assets mining	7,610,000	7,031,000
Cost of revenue, hotel and real estate operations	2,990,000	2,844,000
Cost of revenue, lending and trading activities	1,944,000	-
Cost of revenue, other	2,250,000	1,616,000
Total cost of revenue	29,010,000	19,738,000
Gross profit	15,069,000	5,283,000
Operating expenses
General and administrative	18,526,000	9,195,000
Selling and marketing	5,612,000	2,334,000
Research and development	4,800,000	129,000
Change in fair value of crypto assets	7,405,000	9,000
Total operating expenses	36,343,000	11,667,000
Loss from operations	(21,274,000)	(6,384,000)
Other (expense) income:
Interest and other income	769,000	240,000
Interest expense	(6,546,000)	(3,839,000)
Change in fair value of crypto assets, restricted	(4,682,000)	-
Gain (loss) on extinguishment of debt	489,000	(4,569,000)
Change in fair value of embedded derivative liabilities	1,324,000	-
Gain on deconsolidation of subsidiary	-	10,049,000
Loss on the sale of fixed assets	-	(161,000)
Total other (expense) income, net	(8,646,000)	1,720,000
Loss before income taxes	(29,920,000)	(4,664,000)
Income tax provision	216,000	59,000
Net loss	(30,136,000)	(4,723,000)
Net income attributable to non-controlling interest	186,000	518,000
Net loss attributable to Hyperscale Data	(29,950,000)	(4,205,000)
Preferred dividends	(2,506,000)	(1,966,000)
Net loss attributable to common stockholders	$(32,456,000)	$(6,171,000)

Basic and diluted net loss per common share	$(0.09)	$(0.98)

Weighted average basic and diluted common shares outstanding	380,730,000	6,284,000

Comprehensive (loss) income
Net loss attributable to common stockholders	$(32,456,000)	$(6,171,000)
Foreign currency translation adjustment	(806,000)	6,000
Other comprehensive (loss) income	(806,000)	6,000
Total comprehensive loss	$(33,262,000)	$(6,165,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2026

	Preferred Stock																						Accumulated
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Series H		Class A		Class B		Additional		Other	Non-		Total
		Par		Par		Par		Par		Par		Par		Par		Par	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest		Equity
BALANCES, January 1, 2026	7,040	$-	3,000	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	4,000	$-	323,405,790	$323,000	24,386,850	$24,000	$853,156,000	$(734,560,000)	$812,000	$6,100,000	-	$125,857,000
Issuance of Series D preferred stock for cash	-	-	-	-	-	-	2,498	-	-	-	-	-	-	-	-	-	-	-	-	-	53,000	-	-	-		53,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	233,357	-	(233,357)	-	-	-	-	-		-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,000	-	-	-		66,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	46,554,659	47,000	-	-	10,598,000	-	-	-		10,645,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(266,000)	-	-	-		(266,000)
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(29,950,000)	-	-		(29,950,000)
Series A preferred dividends ($0.62 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,000)	-	-		(4,000)
Series B preferred dividends ($84.42 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(253,000)	-	-		(253,000)
Series C preferred dividends ($24.00 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,198,000)	-	-		(1,198,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(504,000)	-	-		(504,000)
Series E preferred dividends ($0.62 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(406,000)	-	-		(406,000)
Series G preferred dividends ($47.48 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(46,000)	-	-		(46,000)
Series H preferred dividends ($23.75 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(95,000)	-	-		(95,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(806,000)	-		(806,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(186,000)	-	(186,000)
BALANCES, March 31, 2026	7,040	$-	3,000.00	$-	50,000	$-	588,111	$-	649,998	$1,000	998,577	$1,000	960	$-	4,000	$-	370,193,806	$370,000	24,153,493	$24,000	$863,607,000	$(767,016,000)	$6,000	$5,914,000	-	$102,907,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2025

	Preferred Stock																		Accumulated
	Series A		Series C		Series D		Series E		Series F		Series G		Class A		Class B		Additional		Other	Non-		Total
		Par		Par		Par		Par		Par		Par	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2025	7,040	$-	50,000	$-	323,835	$-	649,998	$1,000	998,577	$1,000	-	$-	1,259,893	$1,000	4,998,597	$5,000	$668,817,000	$(628,950,000)	$(668,000)	$(6,546,000)	$(30,571,000)	$2,090,000
Issuance of Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	860	-	-	-	-	-	544,000	-	-	-	-	544,000
Fair value of warrants issued in connection with Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	316,000	-	-	-	-	316,000
Issuance of Series D preferred stock for cash	-	-	-	-	129,957	-	-	-	-	-	-	-	-	-	-	-	1,922,000	-	-	-	-	1,922,000
Class B common stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	2,873	-	(2,873)	-	-	-	-	-	-	-
Stock-based compensation																	66,000	-	-	-	-	66,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	167,229	-	-	-	417,000	-	-	-	-	417,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,205,000)	-	-	-	(4,205,000)
Series A preferred dividends ($0.62 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Series C preferred dividends ($23.57 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,179,000)	-	-	-	(1,179,000)
Series D preferred dividends ($1.06 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(413,000)	-	-	-	(413,000)
Series E preferred dividends ($0.57 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(370,000)	-	-	-	(370,000)
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,571,000)	-	-	30,571,000	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,000	-	-	6,000
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(518,000)	-	(518,000)
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	574,000	7,544,000	-	8,118,000
BALANCES, March 31, 2025	7,040	$-	50,000	$-	453,792	$-	649,998	$1,000	998,577	$1,000	860	$-	1,429,995	$1,000	4,995,724	$5,000	$672,082,000	$(665,692,000)	$(88,000)	$480,000	$-	$6,790,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(30,136,000)	$(4,723,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,375,000	5,201,000
Amortization of debt discount	1,595,000	1,105,000
Amortization of right-of-use assets	408,000	374,000
Stock-based compensation	67,000	67,000
Loss on the sale of fixed assets	-	161,000
Revenue, crypto assets mining	(5,077,000)	(5,198,000)
Proceeds from the sale of crypto assets	-	5,227,000
Change in fair value of crypto assets and crypto assets, restricted	12,087,000	9,000
Realized gains on non-marketable equity securities	(1,422,000)	-
Change in fair value of embedded derivatives	(1,324,000)	-
(Gain) loss on extinguishment of debt	(489,000)	4,569,000
Gain on deconsolidation of subsidiary	-	(10,049,000)
Other operating activities	355,000	(521,000)
Changes in operating assets and liabilities:
Marketable equity securities	1,383,000	(5,000)
Accounts receivable	(2,486,000)	(3,021,000)
Inventories	(346,000)	359,000
Prepaid expenses and other current assets	(2,797,000)	665,000
Other assets	504,000	(31,000)
Accounts payable and accrued expenses	21,621,000	2,204,000
Lease liabilities	(511,000)	(352,000)
Net cash used in operating activities	(193,000)	(3,959,000)
Cash flows from investing activities:
Purchase of property and equipment	(10,566,000)	(2,880,000)
Purchase of crypto assets	(3,760,000)	-
Investments in loans receivable	(2,871,000)	-
Collections on loans receivable	1,100,000	-
Investments in non-marketable equity securities	(7,749,000)	-
Proceeds from the sale of property and equipment	1,008,000	158,000
Investment in notes receivable, related party	-	(380,000)
Collections on notes receivable, related party	-	1,945,000
Other investing activities	2,000	(14,000)
Net cash used in investing activities	(22,836,000)	(1,171,000)

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$10,645,000	$-
Offering costs related to issuance of Class A common stock	(266,000)	-
Proceeds from sales of Series D preferred stock	53,000	1,922,000
Proceeds from sales of Series G preferred stock and warrants, related party	-	860,000
Proceeds from notes payable	18,281,000	17,906,000
Payments on notes payable	(14,270,000)	(13,794,000)
Repayments of related party notes payable	(1,685,000)	-
Proceeds from related party notes payable	900,000	36,000
Payments of preferred dividends	(2,506,000)	(1,966,000)
Proceeds from issuance of convertible notes	800,000	-
Payments on convertible notes	(1,350,000)	(250,000)
Net cash provided by financing activities	10,602,000	4,714,000

Effect of exchange rate changes on cash and cash equivalents	(502,000)	6,000

Net decrease in cash and cash equivalents and restricted cash	(12,929,000)	(410,000)
Cash, cash equivalents and restricted cash at beginning of period	49,226,000	25,022,000
Cash, cash equivalents and restricted cash at end of period	$36,297,000	$24,612,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,446,000	$2,699,000

Non-cash investing and financing activities:
Settlement of accounts payable with crypto assets	$29,000	$8,000
Conversion of convertible notes payable into shares of Class A common stock	$-	$417,000
Conversion of debt and equity securities to marketable securities	$2,774,000	$-
Exchange of related party advances for investment in other equity securities, related party	$1,800,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$1,593,000	$935,000
Notes payable exchanged for convertible notes payable	$-	$9,103,000
Property and equipment acquired through note payable financing	$1,500,000	$-

1. DESCRIPTION OF BUSINESS

Hyperscale Data, Inc. (“Hyperscale Data” or the “Company”) is a Delaware corporation whose principal operations consist of owning and operating data center infrastructure supporting digital asset mining operations. While the Company has completed initial deployments supporting high-density computing workloads for third-party customers, its current operations are primarily focused on Bitcoin mining and the accumulation of digital assets, primarily through its wholly owned subsidiary, Sentinum, Inc. (“Sentinum”), which operates facilities providing power and related infrastructure.

Through another of its wholly owned subsidiaries, Ault Capital Group, Inc. (“Ault Capital”), the Company holds a portfolio of diversified businesses and strategic investments spanning commercial lending and trading, hotel operations, crane rental, software platforms and commercial electronics. The Company anticipates completing the planned divestiture of Ault Capital in 2027, at which time it expects to operate as a more focused data center infrastructure-oriented business.

The Company has the following reportable segments:

•	Sentinum – crypto asset mining operations, colocation and hosting services for emerging artificial intelligence (“AI”) ecosystems and other industries, and the Company’s digital asset treasury activities;

•	Energy and Infrastructure (“Energy”) – crane operations;

•	Gresham Worldwide, Inc. (“Gresham”) – defense solutions;

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings:

•	TurnOnGreen, Inc. (“TurnOnGreen”) – commercial electronics;

•	Technology and Finance (“Fintech”) – commercial lending, activist investing, and stock trading; and

•	askROI, Inc. and RiskOn International, Inc. (“ROI”) – AI software platform.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited 2025 financial statements contained in the above referenced 2025 Annual Report. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for future interim periods or the full year ending December 31, 2026.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2025 Annual Report.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When management determines that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine whether any required changes should be made to its condensed consolidated financial statements.

Recently Issued Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the consolidated statements of operations. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient to assume current economic conditions will not change for the remaining life of an asset when preparing forecasts as part of estimating credit losses. The new standard is effective for the Company for its annual periods beginning January 1, 2026 and interim period within those annual periods, with early adoption permitted and should be applied on a prospective basis. The Company adopted ASC 2025-05 during the three months ended March 31, 2026, which did not have a material impact on its consolidated financial position, results of operations, or cash flows.

In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2025-01”), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-01; however, because the standard primarily affects disclosure requirements, the Company does not expect adoption to have a material impact on its consolidated financial position, results of operations, or cash flows.

3. BUSINESS COMBINATION – GRESHAM

As disclosed in the 2025 Annual Report, the Company completed the acquisition and reconsolidation of Gresham on November 28, 2025. The preliminary allocation of purchase consideration to the acquired assets and assumed liabilities remains subject to finalization of certain valuation analyses, including inventory, property and equipment, intangible assets, income taxes, and other working capital items.

During the three months ended March 31, 2026, the Company recorded no material measurement period adjustments related to the acquisition. The Company does not currently expect material changes to the preliminary allocation; however, final amounts may differ from the preliminary estimates.

4. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three months ended March 31, 2026 and 2025. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP. Revenue is presented by reportable segment. The “Holding Co.” column includes revenue generated at the parent company level that is not allocated to a specific reportable segment. Although Holding Co. is not a separate reportable segment, it is presented below to reconcile segment revenues to total consolidated revenue.

The Company’s disaggregated revenues consisted of the following for the three months ended March 31, 2026:

	Gresham	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$1,752,000	$1,524,000	$-	$5,330,000	$3,603,000	$11,001,000	$1,000	$705,000	$23,916,000
Europe	1,630,000	-	-	-	-	-	-	-	1,630,000
Middle East and other	6,800,000	212,000	-	-	-	-	-	-	7,012,000
Revenue from contracts with customers	10,182,000	1,736,000	-	5,330,000	3,603,000	11,001,000	1,000	705,000	32,558,000
Revenue, lending and trading activities (North America)	-	-	11,521,000	-	-	-	-	-	11,521,000
Total revenue	$10,182,000	$1,736,000	$11,521,000	$5,330,000	$3,603,000	$11,001,000	$1,000	$705,000	$44,079,000

Major Goods or Services
Crane rental	$-	$-	$-	$-	$-	$11,001,000	$-	$-	$11,001,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	-	5,077,000	-	-	-	-	5,077,000
Hotel and real estate operations	-	-	-	253,000	3,603,000	-	-	-	3,856,000
Power supply units and systems	3,342,000	1,736,000	-	-	-	-	-	-	5,078,000
Defense systems	6,065,000	-	-	-	-	-	-	-	6,065,000
Other	775,000	-	-	-	-	-	1,000	705,000	1,481,000
Revenue from contracts with customers	10,182,000	1,736,000	-	5,330,000	3,603,000	11,001,000	1,000	705,000	32,558,000
Revenue, lending and trading activities	-	-	11,521,000	-	-	-	-	-	11,521,000
Total revenue	$10,182,000	$1,736,000	$11,521,000	$5,330,000	$3,603,000	$11,001,000	$1,000	$705,000	$44,079,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$10,182,000	$1,714,000	$-	$5,330,000	$3,603,000	$-	$1,000	$705,000	$21,535,000
Services transferred over time	-	22,000	-	-	-	11,001,000	-	-	11,023,000
Revenue from contracts with customers	$10,182,000	$1,736,000	$-	$5,330,000	$3,603,000	$11,001,000	$1,000	$705,000	$32,558,000

The Company’s disaggregated revenues consisted of the following for the three months ended March 31, 2025:

	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Primary Geographical Markets
North America	$1,528,000	$-	$5,714,000	$3,149,000	$13,769,000	$(1,000)	$797,000	$24,956,000
Europe	6,000	-	-	-	29,000	-	-	35,000
Middle East and other	58,000	-	-	-	-	-	-	58,000
Revenue from contracts with customers	1,592,000	-	5,714,000	3,149,000	13,798,000	(1,000)	797,000	25,049,000
Revenue, lending and trading activities (North America)	-	(28,000)	-	-	-	-	-	(28,000)
Total revenue	$1,592,000	$(28,000)	$5,714,000	$3,149,000	$13,798,000	$(1,000)	$797,000	$25,021,000

Major Goods or Services
Power supply units and systems	$1,592,000	$-	$-	$-	$-	$-	$-	$1,592,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	5,198,000	-	-	-	-	5,198,000
Hotel and real estate operations	-	-	516,000	3,149,000	-	-	-	3,665,000
Crane rental	-	-	-	-	13,769,000	-	-	13,769,000
Other	-	-	-	-	29,000	(1,000)	797,000	825,000
Revenue from contracts with customers	1,592,000	-	5,714,000	3,149,000	13,798,000	(1,000)	797,000	25,049,000
Revenue, lending and trading activities	-	(28,000)	-	-	-	-	-	(28,000)
Total revenue	$1,592,000	$(28,000)	$5,714,000	$3,149,000	$13,798,000	$(1,000)	$797,000	$25,021,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,592,000	$-	$5,714,000	$3,149,000	$29,000	$(1,000)	$797,000	$11,280,000
Services transferred over time	-	-	-	-	13,769,000	-	-	13,769,000
Revenue from contracts with customers	$1,592,000	$-	$5,714,000	$3,149,000	$13,798,000	$(1,000)	$797,000	$25,049,000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2026 and December 31, 2025:

	Fair Value Measurement at March 31, 2026
	Total	Level 1	Level 2	Level 3
Investments in other equity securities - embedded conversion feature	$2,913,000	$-	$-	$2,913,000
Investments in other equity securities - warrants	$285,000	$-	$-	$285,000
Embedded conversion feature liabilities	$252,000	$-	$-	$252,000

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$1,576,000	$-	$-	$1,576,000

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. For investments where little or no public market exists, management’s determination of fair value is based on the best available information, which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the Company’s securities and liquidity risks. There were no transfers into or out of Level 3 during the three months ended March 31, 2026 or during the year ended December 31, 2025.

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2026 and 2025 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Grants	Level 3 Balance at End of Period
Three months ended March 31, 2026
Investments in other equity securities - embedded conversion feature	$-	$1,300,000	$1,613,000	$2,913,000
Investments in other equity securities - warrants	$-	$(800,000)	$1,085,000	$285,000
Embedded conversion feature liabilities	$1,576,000	$(1,324,000)	$-	$252,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Grants	Level 3 Balance at End of Period
Three months ended March 31, 2025
Embedded conversion feature liabilities	$-	$-	$2,269,000	$2,269,000

6. CRYPTO ASSETS

The Company measures its crypto assets at fair value using quoted market prices in active markets for identical assets, which are classified within Level 1 of the fair value hierarchy.

The following table presents the Company’s significant digital asset holdings as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Crypto assets	$26,251,000	$46,197,000
Crypto assets, restricted(1)	16,666,000	-
Total crypto assets holdings	$42,917,000	$46,197,000

(1)	The Company’s crypto assets, restricted includes Bitcoin pledged as collateral for the convertible promissory notes issued to JGB entities. See Note 12.

The following table presents the activities of the crypto assets for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Balance at January 1	$46,197,000	$182,000
Additions of mined crypto assets	5,077,000	5,198,000
Purchases of crypto assets	3,760,000	-
Sale of crypto assets	-	(5,227,000)
Transferred to crypto assets, restricted	(21,360,000)	-
Unrealized loss on crypto assets	(7,405,000)	(8,000)
Other	(18,000)	(43,000)
Balance at March 31	$26,251,000	$102,000

The following table presents the activities of the crypto assets, restricted for the three months ended March 31, 2026:

2026
Balance at January 1	$-
Transferred to crypto assets, restricted	21,360,000
Unrealized loss on crypto assets, restricted	(4,682,000)
Other	(11,000)
Balance at March 31	$16,666,000

7. PROPERTY AND EQUIPMENT, NET

At March 31, 2026 and December 31, 2025, property and equipment consisted of:

	March 31, 2026	December 31, 2025
Building, land and improvements	$89,954,000	$85,355,000
Crypto assets mining equipment	28,637,000	27,245,000
Crane rental equipment	35,657,000	33,368,000
Computer, software and related equipment	14,489,000	13,807,000
Aircraft	15,983,000	15,983,000
Other property and equipment	10,570,000	8,563,000
	195,290,000	184,321,000
Accumulated depreciation and amortization	(48,240,000)	(42,333,000)
Property and equipment, net	$147,050,000	$141,988,000

Summary of depreciation expense:

	For the Three Months Ended March 31,
	2026	2025
Depreciation expense	$6,001,000	$5,075,000

8. INTANGIBLE ASSETS, NET

At March 31, 2026 and December 31, 2025, intangible assets consisted of:

	Useful Life	March 31, 2026	December 31, 2025
Definite lived intangible assets:
Developed technology	5-10 years	$5,756,000	$5,684,000
Customer list	8-12 years	6,380,000	6,358,000
Trade names	10-15 years	2,547,000	2,529,000
		14,683,000	14,571,000
Accumulated amortization		(1,266,000)	(898,000)
Total definite-lived intangible assets		$13,417,000	$13,673,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Summary of amortization expense:

	For the Three Months Ended March 31,
	2026	2025
Amortization expense	$374,000	$126,000

As of March 31, 2026, intangible assets subject to amortization have an average remaining useful life of 6.6 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2026 (remainder)	$1,099,000
2027	1,465,000
2028	1,465,000
2029	1,465,000
2030	1,448,000
Thereafter	6,475,000
$13,417,000

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at March 31, 2026 and December 31, 2025 consisted of:

	March 31,	December 31,
	2026	2025
Accounts payable	$32,549,000	$19,076,000
Accrued participation profits payable to investors	6,065,000	-
Accrued payroll and payroll taxes	3,318,000	4,520,000
Interest payable	2,477,000	2,752,000
Accrued legal	1,066,000	1,139,000
Other accrued expenses	15,127,000	11,720,000
Total	$60,602,000	$39,207,000

10. NOTES PAYABLE

Notes payable at March 31, 2026 and December 31, 2025, were comprised of the following:

	Collateral	Guarantors	Interest rate	Effective rate(1)	Due date	March 31, 2026	December 31, 2025
AGREE secured construction loans, in default	AGREE hotels	-	10%	12%	January 1, 2027	$68,750,000	$68,750,000
Circle 8 revolving credit facility	Circle 8 cranes with a book value of $27.1 million	-	9%	9%	June 16, 2026	6,801,000	7,205,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $3.0 million	-	6%	6%	Various dates through March 5, 2031	3,345,000	2,171,000
Term note	-	Ault & Company, Inc. (“Ault & Company”) and Milton C. Ault, III	12%	77%	April 27, 2026	6,634,000	-
Other	-	-	6%		Various	5,686,000	4,995,000
Total notes payable						$91,216,000	$83,121,000
Less:
Unamortized debt discounts						(78,000)	-
Total notes payable, net						$91,138,000	$83,121,000
Less: current portion						(88,772,000)	(82,055,000)
Notes payable – long-term portion						$2,366,000	$1,066,000

(1)	Includes forbearance and extension fees and original issue discount (“OID”) costs that are amortized to interest expense over the life of the notes.

Second Amendment to AGREE Construction Loans

In January 2026, the Company’s subsidiary AGREE amended the terms of its construction loans related to the AGREE properties. The amendment extended the maturity dates of the loans to January 1, 2027, subject to a potential one-year extension to January 1, 2028 upon satisfaction of certain conditions. The agreement also modifies the interest rate to Term SOFR plus 5.75%, with required monthly interest payments based on Term SOFR plus 4.75%, with the difference accruing and payable at maturity or earlier repayment. On April 1, 2026, the borrowers were required to make a principal payment of $3.0 million followed by monthly principal payments of $1.0 million through maturity. As of the date of this filing, AGREE and its subsidiaries have not made the required principal payments. While such non-payment constitutes an event of default under the loan agreements, the lenders have not provided a notice of default. The modification also requires the borrowers to fund interest reserves totaling approximately $2.0 million and provides temporary waivers of certain financial covenants through the scheduled maturity date. The interest reserves have not been funded as of the date of this filing. In connection with the modification, the borrowers paid an extension fee of approximately $0.3 million.

Circle 8 Financing

In March 2026, Circle 8 entered into a secured promissory note in the principal amount of $1.5 million for the purchase of a crane. The secured promissory note accrues interest at 5.9% per annum and will mature in March 2031.

Term Notes

In January and February 2026, the Company issued two short-term term notes to an institutional investor for aggregate gross proceeds of $10.0 million. The notes were originally scheduled to mature in March and April 2026, respectively, and require periodic principal repayments prior to maturity. The Company amended the note that was scheduled to mature in March 2026 to extend its maturity date to April 7, 2026. In connection with the extension, the Company agreed to pay an extension fee of approximately $0.1 million, which was added to the outstanding principal balance. The notes have been repaid in full.

Notes Payable Maturities

Principal maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of March 31, 2026 were:

Year
2026 (remainder)	$88,850,000
2027	757,000
2028	640,000
2029	526,000
2030	320,000
Thereafter	123,000
$91,216,000

Interest Expense

	For the Three Months Ended
	March 31,
	2026	2025
Contractual interest expense	$4,877,000	$3,775,000
Forbearance fees	74,000	12,000
Amortization of debt discount	1,595,000	52,000
Total interest expense	$6,546,000	$3,839,000

11. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at March 31, 2026 and December 31, 2025, were comprised of the following:

	Interest rate	Effective rate	Due date	March 31, 2026	December 31, 2025
Ault & Company demand promissory note	10%	9.5%	Upon demand	$850,000	$1,635,000
Notes from officers - TurnOnGreen, in default	14%	14.0%	Past due	51,000	51,000
Total notes payable				$901,000	$1,686,000

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended March 31,
	2026	2025
Interest expense, related party	$28,000	$2,000

12. CONVERTIBLE NOTES

Convertible notes payable at March 31, 2026 and December 31, 2025, were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	March 31, 2026	December 31, 2025
Convertible promissory notes issued to JGB entities	85% of 3-day VWAP	13%	32%	December 30, 2027	$12,768,000	$12,768,000
SJC Lending, LLC (“SJC”) convertible promissory note	75% of 5-day VWAP	15%	15%	June 30, 2026	2,786,000	2,786,000
ROI senior secured convertible note, in default	$0.11 (ROI stock)	OID Only	15%	April 27, 2024	631,000	1,981,000
TurnOnGreen convertible promissory note	80% of 10-day VWAP (TurnOnGreen stock)	12%	21%	Various dates through March 27, 2027	1,320,000	440,000
Fair value of embedded conversion options					252,000	1,576,000
Total convertible notes payable					17,757,000	19,551,000
Less: unamortized debt discounts					(4,387,000)	(4,958,000)
Total convertible notes payable, net of financing cost, long-term					$13,370,000	$14,593,000
Less: current portion					(4,899,000)	(6,750,000)
Convertible notes payable, net of financing cost – long-term portion					$8,471,000	$7,843,000

(1)	Includes forbearance and extension fees and OID costs that are amortized to interest expense over the life of the notes.

SJC Convertible Promissory Note Amendment

In January 2026, the Company entered into an amendment with SJC pursuant to which the maturity date of the convertible promissory note was extended to June 30, 2026.

Embedded Derivatives

The Company identified embedded derivative features within certain convertible promissory notes that required bifurcation and separate accounting as derivative liabilities under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These features primarily relate to conversion options with variable pricing mechanisms.

The fair value of the embedded derivative liabilities was estimated using a Monte Carlo simulation model. The model incorporates key assumptions including the Company’s stock price, risk-free interest rate, expected volatility, credit-risk adjusted discount rate, and the specific terms of each conversion feature (including floor price, cap, and pricing based on the Volume-Weighted Average Price, or VWAP). Due to the significant use of unobservable inputs, these derivative liabilities are classified within Level 3 of the fair value hierarchy. See Note 5 for additional information, including the initial recognition and rollforward of embedded derivative liabilities.

The following table summarizes the key inputs used in the valuation of the embedded derivatives at inception and as of March 31, 2026:

Assumption	Weighted Average at Inception	Weighted Average at March 31, 2026
Valuation technique	Monte Carlo Simulation	Monte Carlo Simulation
Risk-free interest rate	3.6%	3.7%
Expected volatility	108%	130%
Credit-risk adjusted rate	27%	41%
Time to maturity (years)	1.7	1.0
Stock price at valuation date	$0.81	$0.15
Dividend yield	0%	0%

The Monte Carlo simulation utilized 100,000 iterations and incorporated conversion mechanics, including the floor price and the VWAP-based conversion price as defined in each agreement. The incremental value attributable to the conversion feature was isolated to determine its impact on the overall fair value of the embedded option.

Gain (Loss) on Extinguishment of Convertible Notes

During the three months ended March 31, 2026, the Company did not recognize any gains or losses on extinguishment of convertible notes.

During the three months ended March 31, 2025, the Company recognized a net loss on extinguishment of convertible notes of $4.6 million, consisting primarily of losses recognized on certain exchange or refinancing transactions where newly issued instruments were determined to be substantially different from the original debt instruments under applicable accounting guidance.

Contractual Maturities

Principal maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of March 31, 2026, were:

Year	Principal
2026 (remainder)	$4,737,000
2027	12,768,000
$17,505,000

13. COMMITMENTS AND CONTINGENCIES

Contingencies

Litigation Matters

The Company is involved in litigation arising from matters in the ordinary course of business. The Company is regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties or other adverse consequences.

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

On December 19, 2025, the Company entered into an at-the-market issuance sales agreement providing for the sale of up to $50.0 million of additional shares of Class A common stock under its effective shelf registration statement (the “ATM Offering”). During the period between January 1, 2026 through March 31, 2026, the Company sold an aggregate of 46.6 million shares of Class A common stock pursuant to the ATM Offering for gross proceeds of $10.6 million.

Class B Common Stock

The Class B common stock is identical to the Class A common stock, with the exception that each share thereof carries 10 times the voting power of a share of Class A common stock. The Class B common stock is convertible at any time into Class A common stock on a one-for-one basis at the option of the holder of the Class B common stock.

Series D Preferred ATM Offering Activity

On February 13, 2026, the Company entered into an at-the-market issuance sales agreement to sell shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Series D Preferred”), having an aggregate offering price of up to $35.4 million from time to time, through an “at the market offering” (the “Series Preferred D ATM Offering”). During the period between January 1, 2026 through March 31, 2026, the Company sold an aggregate of 2,498 shares of Series D Preferred Stock pursuant to its Series Preferred D ATM offering for net proceeds of $53,000.

Preferred Stock

Preferred stock as of March 31, 2026 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at March 31, 2026
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series B Convertible Preferred Stock	$0.001	$1,000	60,000	3,000,000	3,000
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	14,703,000	588,111
Series E Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	960,000	960
Series H Convertible Preferred Stock	$0.001	$1,000	100,000	4,000,000	4,000
Unallocated			18,240,000	-	-
Total			25,000,000	$90,088,000	2,301,686

Preferred stock as of December 31, 2025 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at December 31, 2025
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series B Convertible Preferred Stock	$0.001	$1,000	60,000	3,000,000	3,000
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	14,640,000	585,613
Series E Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	960,000	960
Series H Convertible Preferred Stock	$0.001	$1,000	100,000	4,000,000	4,000
Unallocated			18,240,000	-	-
Total			25,000,000	$90,025,000	2,299,188

The Company is authorized to issue 25.0 million shares of preferred stock, $0.001 par value. As of March 31, 2026, the rights, preferences, privileges and restrictions on the remaining authorized 18.2 million shares of preferred stock had not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

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

16. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s Class A common stock, consisted of the following at March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Convertible preferred stock	373,900,000	30,071,000
Convertible notes	51,179,000	7,403,000
Stock options	6,200,000	-
Warrants	639,000	622,000
Total	431,918,000	38,096,000

17. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of March 31, 2026 and 2025; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended March 31, 2026:

	Gresham	TurnOnGreen	Fintech	Sentinum	AGREE	Energy	ROI	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$-	$11,001,000	$-	$-	$11,001,000
Revenue, defense solutions	10,182,000	-	-	-	-	-	-	-	10,182,000
Revenue, crypto assets mining	-	-	-	5,077,000	-	-	-	-	5,077,000
Revenue, hotel and real estate operations	-	-	-	253,000	3,603,000	-	-	-	3,856,000
Revenue, lending and trading activities	-	-	11,521,000	-	-	-	-	-	11,521,000
Revenue, other		1,736,000	-	-	-	-	1,000	705,000	2,442,000
Total revenue	10,182,000	1,736,000	11,521,000	5,330,000	3,603,000	11,001,000	1,000	705,000	44,079,000
Cost of revenue	7,036,000	923,000	1,944,000	7,610,000	2,990,000	7,180,000	-	1,327,000	29,010,000
Gross profit (loss)	3,146,000	813,000	9,577,000	(2,280,000)	613,000	3,821,000	1,000	(622,000)	15,069,000
Operating expenses
General and administrative	2,563,000	993,000	9,000	957,000	1,357,000	2,192,000	1,643,000	8,812,000	18,526,000
Selling and marketing	454,000	308,000	-	-	-	-	89,000	4,761,000	5,612,000
Research and development	400,000	133,000	-	-	-	-	1,550,000	2,717,000	4,800,000
Change in fair value of crypto assets	-	-	-	11,437,000	-	-	-	650,000	12,087,000
Total operating expenses	3,417,000	1,434,000	9,000	12,394,000	1,357,000	2,192,000	3,282,000	16,940,000	41,025,000
(Loss) income from operations	$(271,000)	$(621,000)	$9,568,000	$(14,674,000)	$(744,000)	$1,629,000	$(3,281,000)	$(17,562,000)	(25,956,000)
Other income (expense):
Interest and other income									769,000
Interest expense									(6,546,000)
Gain on extinguishment of debt									489,000
Change in fair value of embedded derivative liabilities									1,324,000
Total other expense, net									(3,964,000)
Loss before income taxes									$(29,920,000)

Depreciation and amortization expense	$537,000	$8,000	$-	$3,542,000	$708,000	$1,021,000	$23,000	$536,000	$6,375,000

Interest expense	$(376,000)	$(226,000)	$-	$(1,000)	$(3,410,000)	$(271,000)	$(319,000)	$(1,943,000)	$(6,546,000)

Capital expenditures for the three months ended March 31, 2026	$65,000	$-	$-	$6,523,000	$120,000	$1,482,000	$14,000	$2,362,000	$10,566,000

Segment identifiable assets as of March 31, 2026	$39,365,000	$4,961,000	$18,145,000	$85,992,000	$65,719,000	$42,683,000	$680,000	$51,907,000	$309,452,000

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

18. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	For the Three Months Ended March 31,
	2026	2025	2026	2025
Customer A	*	*	12%	21%
Customer B	12%	13%	*	*
Customer C	*	*	23%	*
Customer D	30%	25%	12%	*

*	less than 10%

19. SUBSEQUENT EVENTS

Class A Common Stock ATM Offering Activity

During the period between April 1, 2026 through May 15, 2026, the Company sold an aggregate of 91.1 million shares of Class A common stock pursuant to the ATM Offering for gross proceeds of $14.0 million.

Series D Preferred ATM Offering Activity

During the period between April 1, 2026 through May 15, 2026, the Company issued an aggregate of 20,245 shares of Series D Preferred Stock pursuant to its Series Preferred D ATM Offering for gross proceeds of $0.4 million.

Term Note

In April 2026, the Company entered into a short-term term note with an institutional investor for gross proceeds of $10.0 million. The note was issued with an OID of $0.8 million and has a principal face amount of $10.8 million. The note bears interest at 12% per annum and matures on June 29, 2026. Beginning May 8, 2026, the Company is required to make weekly principal payments of $0.7 million through June 26, 2026, with the remaining outstanding principal balance and accrued interest due at maturity. The note may be prepaid at any time without penalty. Repayment obligations under the note are guaranteed by Ault & Company and Milton C. Ault, III, the Company’s Executive Chairman.

Receipt of Litigation-Related Proceeds

On April 1, 2026, the Company received cash proceeds of approximately $16.6 million in connection with the resolution of litigation involving a former subsidiary. The Company is currently evaluating the appropriate accounting and treatment of these proceeds, including the extent to which amounts may be retained, distributed, or otherwise allocated.

Circle 8 Financing Agreement

In April 2026, Circle 8 finalized a financing arrangement and received $10.0 million in equipment financing. In connection with the financing, Circle 8 issued a promissory note with a five-year term requiring monthly payments of approximately $0.2 million. The note bears interest at a variable rate based on the five-year U.S. Treasury rate plus 2%, with an initial rate of approximately 5.7%.

The financing is secured by first-priority liens on certain cranes and related equipment owned by Circle 8. Proceeds from the financing were used to fully repay amounts outstanding under the Circle 8 revolving credit facility and for general operating purposes.

Authorized Shares Increase

On April 16, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of its Class A common stock from 500,000,000 shares to 2,500,000,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q (the “Quarterly Report”), the “Company,” “Hyperscale Data,” “we,” “us” and “our company” refer to Hyperscale Data, Inc., a Delaware corporation. Hyperscale Data operates as an artificial intelligence (“AI”) data center company anchored by Bitcoin. Through its wholly owned subsidiary, Sentinum, Inc., the Company owns and operates a large-scale data center platform that integrates AI compute infrastructure with Bitcoin mining operations under a unified, parallel compute model. This hybrid architecture enables Hyperscale Data to generate compute power for enterprise AI workloads through NVIDIA graphic processing unit clusters, while also operating high-efficiency Bitcoin mining systems that contribute to the Bitcoin network and the Company’s growing digital asset treasury.

Through another of its wholly owned subsidiaries, Ault Capital Group, Inc. (“ACG”), the Company currently holds a portfolio of diversified businesses and strategic investments spanning commercial lending and trading, an AI software platform, equipment rental services, defense/aerospace, industrial, automotive, medical and hotel operations. In addition, ACG is actively engaged in extending private credit and structured finance through a licensed lending subsidiary. Hyperscale Data currently expects the divestiture of ACG (the “Divestiture”) to occur in the second quarter of 2027, though there can be no assurance that the Divestiture will be completed during such quarter. Upon the occurrence of the Divestiture, the Company would operate as a focused AI data center and Bitcoin infrastructure company.

Recent Events and Developments

On December 19, 2025, we entered into an At-the-Market Issuance Sales Agreement with Spartan Capital Securities, LLC (“Spartan”), as sales agent to sell shares of our Class A common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act. On December 19, 2025, we filed a prospectus supplement with the SEC relating to the offer and sale of up to $50 million of Class A common stock in the ATM Offering. On January 16, 2026, we amended the At-the-Market Issuance Sales Agreement and filed a prospectus supplement to indicate that Spartan will serve as the lead sales agent and to add Wilson-Davis as an additional sales agent.

As of May 15, 2026, we have sold 137.6 million shares of our Class A common stock under the ATM Offering for gross proceeds of approximately $24.7 million.

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

As of May 15, 2026, we have sold 22,743 shares of our Series D Preferred under the Series D Preferred ATM Offering for gross proceeds of approximately $0.5 million.

In April 2026, we entered into a short-term term note with an institutional investor for gross proceeds of $10.0 million. The note was issued with an original issue discount of $0.8 million and has a principal face amount of $10.8 million. The note bears interest at 12% per annum and matures on June 29, 2026. Beginning May 8, 2026, we are required to make weekly principal payments of $0.7 million through June 26, 2026, with the remaining outstanding principal balance and accrued interest due at maturity. The note may be prepaid at any time without penalty. Repayment obligations under the note are guaranteed by Ault & Company and Milton C. Ault, III, our Executive Chairman.

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

Hyperscale Data is a Delaware corporation with its corporate office located at 11411 Southern Highlands Pkwy, Suite 190, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is https://hyperscaledata.com/.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025

Revenue, crane operations	$11,001,000	$13,769,000
Revenue, defense solutions	10,182,000	-
Revenue, crypto assets mining	5,077,000	5,198,000
Revenue, hotel and real estate operations	3,856,000	3,665,000
Revenue, lending and trading activities	11,521,000	(28,000)
Revenue, other	2,442,000	2,417,000
Total revenue	44,079,000	25,021,000
Cost of revenue, crane operations	7,180,000	8,247,000
Cost of revenue, defense solutions	7,036,000	-
Cost of revenue, crypto assets mining	7,610,000	7,031,000
Cost of revenue, hotel and real estate operations	2,990,000	2,844,000
Cost of revenue, lending and trading activities	1,944,000	-
Cost of revenue, other	2,250,000	1,616,000
Total cost of revenue	29,010,000	19,738,000
Gross profit	15,069,000	5,283,000
Operating expenses
General and administrative	18,526,000	9,195,000
Selling and marketing	5,612,000	2,334,000
Research and development	4,800,000	129,000
Change in fair value of crypto assets	7,405,000	9,000
Total operating expenses	36,343,000	11,667,000
Loss from operations	(21,274,000)	(6,384,000)
Other (expense) income:
Interest and other income	769,000	240,000
Interest expense	(6,546,000)	(3,839,000)
Change in fair value of crypto assets, restricted	(4,682,000)	-
Gain (loss) on extinguishment of debt	489,000	(4,569,000)
Change in fair value of embedded derivative liabilities	1,324,000	-
Gain on deconsolidation of subsidiary	-	10,049,000
Loss on the sale of fixed assets	-	(161,000)
Total other expense, net	(8,646,000)	1,720,000
Loss before income taxes	(29,920,000)	(4,664,000)
Income tax provision	216,000	59,000
Net loss	(30,136,000)	(4,723,000)
Net income attributable to non-controlling interest	186,000	518,000
Net loss attributable to Hyperscale Data	(29,950,000)	(4,205,000)
Preferred dividends	(2,506,000)	(1,966,000)
Net loss attributable to common stockholders	$(32,456,000)	$(6,171,000)
Comprehensive loss
Net loss attributable to common stockholders	$(32,456,000)	$(6,171,000)
Other comprehensive (loss) income
Foreign currency translation adjustment	(806,000)	6,000
Other comprehensive (loss) income	(806,000)	6,000
Total comprehensive loss	$(33,262,000)	$(6,165,000)

Revenues

Revenues by business category for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,		Increase
	2026	2025	(Decrease)%
Sentinum
Revenue, crypto assets mining	$5,077,000	$5,198,000	$(121,000)	-2%
Revenue, commercial real estate leases	253,000	516,000	(263,000)	-51%
Energy
Revenue, crane operations	11,001,000	13,769,000	(2,768,000)	-20%
Other	-	29,000	(29,000)	-100%
Fintech	11,521,000	(28,000)	11,549,000	n/m
Gresham	10,182,000	-	10,182,000	n/m
AGREE	3,603,000	3,149,000	454,000	14%
TurnOnGreen	1,736,000	1,592,000	144,000	9%
Other	706,000	796,000	(90,000)	-11%
Total revenue	$44,079,000	$25,021,000	$19,058,000	76%

n/m - not meaningful

Sentinum

Revenues from Sentinum’s crypto asset mining operations decreased by $0.1 million to $5.1 million for the three months ended March 31, 2026, compared to $5.2 million for the same period in 2025. The decrease in mining revenue was driven by an 18% decrease in the average Bitcoin price and a 27% increase in the average Bitcoin network difficulty level during the three months ended March 31, 2026, compared to the same period in 2025.

Energy

Energy revenues from Circle 8’s crane operations declined by $2.8 million, or 20%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease reflects a slowdown in demand from oil and gas customers, as many exploration projects were delayed or scaled back amid continued market uncertainty. Key contributing factors included fluctuations in crude oil prices, softer global demand and trade-related concerns, all of which impacted the pace of new project starts and the need for crane services.

Fintech

Revenues from our lending and trading activities increased by $11.5 million to $11.5 million for the three months ended March 31, 2026, compared to ($28,000) for the same period in 2025. The increase was driven primarily by litigation-related proceeds associated with legacy ownership interests held by Ault Lending and unrealized gains on investments in other equity securities.

Revenues from our trading activities for the three months ended March 31, 2026 also included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gresham

Revenues from Gresham were $10.2 million for the three months ended March 31, 2026. No revenues from Gresham were included in the comparable prior-year period because we did not reconsolidate Gresham until its emergence from Chapter 11 bankruptcy proceedings in late 2025.

AGREE

Revenues from AGREE’s hotel operations increased by $0.5 million, or 14%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase reflects incremental improvements in both occupancy and average daily rates, indicating continued progress in hotel performance year-over-year.

TurnOnGreen

TurnOnGreen’s revenues increased by $0.1 million, to $1.7 million for the three months ended March 31, 2026, compared to $1.6 million in the corresponding period in 2025. The increase was primarily attributable to increased sales to a new electric vehicle charging customer.

Other

Other revenues decreased by $0.1 million, or 11%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by reduced corporate aircraft charter revenue from third parties during the period.

Gross Margins

Gross margins increased to 34% for the three months ended March 31, 2026, compared to 21% for the three months ended March 31, 2025. The improvement was primarily driven by favorable contributions from lending and trading activities, which generated approximately $9.6 million of gross profit, as well as the inclusion of Gresham revenue following its emergence from bankruptcy. These improvements were partially offset by unfavorable margins from crypto asset mining activities and lower margins from crane operations.

Excluding the effects of crypto asset mining and lending and trading activities, adjusted gross margins decreased to 29% for the three months ended March 31, 2026, compared to 36% for the three months ended March 31, 2025, primarily reflecting a shift in revenue mix, including the inclusion of Gresham operations and lower crane operations margins.

Research and Development

Research and development expenses increased by approximately $4.7 million for the three months ended March 31, 2026, reflecting increased investment in the development of our AI and blockchain initiatives as these efforts continue to scale.

Selling and Marketing

Selling and marketing expenses were $5.6 million for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025, an increase of $3.3 million, or 140%, reflecting increased investment in brand-building initiatives and expanded marketing campaigns to support our growth strategy.

General and Administrative

General and administrative expenses were $18.5 million for the three months ended March 31, 2026, compared to $9.2 million for the same period in 2025, representing an increase of $9.3 million, or 101%. The increase was primarily driven by the inclusion of Gresham following its emergence from bankruptcy, higher corporate-level expenses at the holding company level, and increased professional fees, including consulting and legal costs, as well as higher travel-related expenses.

Change in Fair Value of Crypto Assets

We recorded a $7.4 million loss related to the change in fair value of crypto assets for the three months ended March 31, 2026, reflecting a decline in Bitcoin market prices during the period. We held approximately $26.3 million of Bitcoin as of March 31, 2026, compared to $46.2 million as of December 31, 2025, and the decrease in market prices resulted in an overall unfavorable fair value adjustment recognized in earnings.

Other Income (Expense), Net

Other expense, net was $8.6 million for the three months ended March 31, 2026, compared to other income, net of $1.7 million for the three months ended March 31, 2025. The change was primarily driven by the absence of the prior year gain on deconsolidation of a subsidiary, as well as higher interest expense and losses on the change in fair value of crypto assets, restricted, partially offset by gains recognized in the current period.

Interest and other income totaled $0.8 million for the three months ended March 31, 2026, compared to $0.2 million for the same period in 2025, primarily reflecting higher income from various non-operating sources.

Interest expense increased to $6.5 million for the three months ended March 31, 2026, compared to $3.8 million for the same period in 2025, primarily due to higher average outstanding debt balances and financing costs during the period.

We recorded a $4.7 million loss related to the change in fair value of restricted crypto assets, restricted for the three months ended March 31, 2026, reflecting a decline in Bitcoin market prices during the period. We held approximately $16.7 million of crypto assets, restricted as of March 31, 2026, whereas no crypto assets, restricted were held as of December 31, 2025, and the decrease in market prices resulted in an overall unfavorable fair value adjustment recognized in earnings.

We recorded a $4.7 million loss related to the change in fair value of crypto assets, restricted for the three months ended March 31, 2026, reflecting a decline in Bitcoin market prices during the period. We held approximately $16.7 million of Bitcoin as of March 31, 2026, compared to $0 as of December 31, 2025, and the decrease in market prices resulted in an overall unfavorable fair value adjustment recognized in earnings.

During the three months ended March 31, 2026, we recognized a gain on extinguishment of debt of approximately $0.5 million, compared to a loss of $4.6 million in the prior year period, reflecting the settlement of certain debt obligations on favorable terms.

Additionally, we recognized a $1.3 million gain related to the change in fair value of embedded derivative liabilities during the three months ended March 31, 2026, primarily driven by changes in our stock price and other key valuation inputs, including volatility and discount rates, associated with certain convertible financing instruments.

For the three months ended March 31, 2025, we recognized a $10.0 million gain on deconsolidation of a subsidiary (Avalanche International Corp.) following its filing for Chapter 7 liquidation, which resulted in us no longer maintaining a controlling financial interest. This gain did not recur in the current period.

Income Tax Provision

We recorded an income tax provision of approximately $0.2 million for the three months ended March 31, 2026, compared to $0.1 million for the same period in 2025. The effective tax rate for the three months ended March 31, 2026 was approximately 0.8%, compared to 1.3% for the same period in 2025. The effective tax rate differs from the statutory rate primarily due to the impact of valuation allowances and the mix of income and losses across jurisdictions.

Liquidity and Capital Resources

As of March 31, 2026, we had $10.5 million in cash and cash equivalents and $25.7 million in restricted cash, compared to $13.1 million in cash and cash equivalents and $36.1 million in restricted cash as of December 31, 2025.

In the next 12 months, in addition to funding our operations, we expect to satisfy obligations related to scheduled debt maturities, interest payments, operating lease obligations, accrued preferred dividend obligations, and planned capital expenditures associated with our data center infrastructure, mining operations and other operating businesses. As of March 31, 2026, our short-term obligations primarily consisted of approximately $94.6 million of current notes payable and convertible notes payable, approximately $2.0 million of current operating lease liabilities, and approximately $60.6 million of accounts payable and accrued expenses.

To fund our short-term liquidity requirements, management expects to utilize a combination of existing cash and restricted cash balances, cash generated from operations, proceeds from financings, capital raising activities, sales of investments or other assets, and other available liquidity sources. As of March 31, 2026, we also held approximately $26.3 million of crypto assets, excluding the $16.7 million of crypto assets, restricted.

Our longer-term liquidity requirements beyond the next 12 months primarily relate to long-term debt obligations, lease commitments, strategic capital expenditures, investments in infrastructure expansion and strategic growth initiatives, and other long-term operating commitments. Management continually evaluates opportunities to refinance existing indebtedness, extend maturities, raise additional capital, monetize investments or assets, and pursue other strategic transactions to support our long-term liquidity objectives.

We believe our existing liquidity sources, anticipated cash generated from operations and access to external financing sources will provide us with the flexibility necessary to support our operations and address our anticipated obligations over at least the next 12 months. However, our ability to maintain adequate liquidity will depend on, among other factors, operating performance, capital market conditions, the availability of additional financing, and the market value of our assets and investments.

Total cash, cash equivalents and restricted cash decreased by approximately $12.9 million during the three months ended March 31, 2026, primarily reflecting cash used in investing activities, partially offset by cash provided by financing activities.

Net cash used in operating activities was approximately $0.2 million for the three months ended March 31, 2026, compared to $4.0 million for the same period in 2025.

Net cash used in investing activities was approximately $22.8 million for the three months ended March 31, 2026, compared to $1.2 million for the same period in 2025. Cash used in investing activities during the three months ended March 31, 2026 was primarily attributable to:

•	$10.6 million of capital expenditures related to property and equipment;

•	$7.7 million of investments in non-marketable equity securities;

•	$3.8 million of purchases of crypto assets; and

•	$2.9 million of investments in loans receivable.

These uses were partially offset by $1.1 million collections on loans receivable and $1.0 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities was approximately $10.6 million for the three months ended March 31, 2026, compared to $4.7 million for the same period in 2025.

Cash provided by financing activities during the 2026 period primarily consisted of:

•	$18.3 million of proceeds from notes payable;

•	$10.6 million of gross proceeds from the sale of Class A common stock, net of $0.3 million in offering costs;

•	$0.9 million of proceeds from related party notes payable; and

•	$0.8 million of proceeds from convertible notes.

These inflows were partially offset by:

•	$14.3 million of payments on notes payable;

•	$2.5 million of preferred dividend payments;

•	$1.7 million of repayments of related party notes payable; and

•	$1.4 million of repayments on convertible notes.

Financing Transactions Subsequent to March 31, 2026

Class A Common Stock ATM Offering Activity

During the period between April 1, 2026 through May 15, 2026, we sold an aggregate of 91.1 million shares of Class A common stock pursuant to the ATM Offering for gross proceeds of $14.0 million.

Series D Preferred ATM Offering Activity

During the period between April 1, 2026 through May 15, 2026, we sold an aggregate of 20,245 shares of Series D Preferred Stock pursuant to our Series Preferred D ATM Offering for gross proceeds of $0.4 million.

Circle 8 Financing Agreement

In April 2026, Circle 8 finalized a financing arrangement and received $10.0 million in equipment financing. In connection with the financing, Circle 8 issued a promissory note with a five-year term requiring monthly payments of approximately $0.2 million. The note bears interest at a variable rate based on the five-year U.S. Treasury rate plus 2%, with an initial rate of approximately 5.7%.

The financing is secured by first-priority liens on certain cranes and related equipment owned by Circle 8. Proceeds from the financing were used to repay amounts outstanding under the Circle 8 revolving credit facility and for general operating purposes.

Term Note

In April 2026, we entered into a short-term term note with an institutional investor for gross proceeds of $10.0 million. The note was issued with an OID of $0.8 million and has a principal face amount of $10.8 million. The note bears interest at 12% per annum and matures on June 29, 2026. Beginning May 8, 2026, we are required to make weekly principal payments of $0.7 million through June 26, 2026, with the remaining outstanding principal balance and accrued interest due at maturity. The note may be prepaid at any time without penalty. Repayment obligations under the note are guaranteed by Ault & Company and Milton C. Ault, III, our Executive Chairman.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates previously disclosed in the 2025 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information otherwise required under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report because the Company has not yet completed its remediation of the material weaknesses in internal control over financial reporting previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the end of its most recent fiscal year.

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

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended March 31, 2026, management continued to execute its remediation plan addressing the previously identified material weaknesses, including ongoing enhancement of policies, procedures and control documentation. However, the remediation efforts have not yet operated for a sufficient period of time to conclude the material weaknesses have been remediated. Other than such continuing remediation activities, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.

3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
3.19	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2024 and effective September 10, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on September 6, 2024 as Exhibit 3.1 thereto.
3.20	Certificate of Designation, Preferences and Rights relating to the 10.00% Series E Cumulative Redeemable Perpetual Preferred Stock, dated November 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 12, 2024 as Exhibit 3.1 thereto.
3.21	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 20, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on November 20, 2024 as Exhibit 3.1 thereto.
3.22	Certificate of Designation, Preferences and Rights relating to the Series F Exchangeable Preferred Stock, dated November 22, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2024 as Exhibit 3.1 thereto.
3.23	Form of Certificate of Designation of Preferences, Rights and Limitations of Series G Cumulative Preferred Stock, dated December 21, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on December 23, 2024 as Exhibit 4.1 thereto.
3.24	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 5, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on February 10, 2025 as Exhibit 3.1 thereto.
3.25	Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Preferred Stock, dated March 31, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 3.1 thereto.
3.26	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 23, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 25, 2025 as Exhibit 3.1 thereto.
3.27	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on August 27, 2025 as Exhibit 3.1 thereto.
3.28	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 16, 2026. Incorporated herein by reference to the Current Report on Form 8-K filed on April 17, 2026 as Exhibit 3.1 thereto.
10.1	Amended and Restated At-the-Market Issuance Sales Agreement, dated January 16, 2026, with Spartan Capital Securities, LLC and Wilson-Davis & Co., Inc. Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2026 as Exhibit 10.1 thereto.
10.2	At-the-Market Issuance Sales Agreement, dated February 13, 2026, with Spartan Capital Securities, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 13, 2026 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.1**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.INS*	Inline XBRL Taxonomy Extension Schema Document.
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
104	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 18, 2026

HYPERSCALE DATA, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

