Form 10-Q
period 2026-06-30
Hyperscale Data, Inc.
filed 2026-08-19
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

At August 17, 2026, the registrant had outstanding 679,910,173 shares of Class A common stock and 23,878,628 shares of Class B common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,780,000	$13,076,000
Restricted cash	28,312,000	36,150,000
Accounts receivable, net	18,787,000	14,548,000
Inventories	6,069,000	4,812,000
Loans receivable, current	4,103,000	187,000
Crypto assets	4,409,000	46,197,000
Prepaid expenses and other current assets	15,567,000	14,732,000
TOTAL CURRENT ASSETS	114,027,000	129,702,000
Crypto assets, restricted	41,642,000	-
Intangible assets, net	13,607,000	13,673,000
Goodwill	10,405,000	10,326,000
Property and equipment, net	148,279,000	141,988,000
Right-of-use assets	7,635,000	6,651,000
Investments in common stock and equity securities, related party	170,000	15,000
Investments in other equity securities	16,467,000	4,108,000
Other assets	7,806,000	7,244,000
TOTAL ASSETS	$360,038,000	$313,707,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$61,418,000	$39,207,000
Operating lease liability, current	2,001,000	1,776,000
Notes payable, current	95,236,000	82,055,000
Notes payable, related party, current	162,000	1,686,000
Convertible notes payable	3,940,000	6,750,000
Guarantee liability	38,900,000	38,900,000
TOTAL CURRENT LIABILITIES	201,657,000	170,374,000

LONG-TERM LIABILITIES
Operating lease liability, non-current	5,925,000	5,198,000
Notes payable, non-current	10,698,000	1,066,000
Convertible notes payable, non-current	23,046,000	7,843,000
Other long-term liabilities	2,181,000	3,369,000
TOTAL LIABILITIES	243,507,000	187,850,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	June 30,	December 31,
	2026	2025

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value - 25,000,000 shares authorized; 2,333,172 and 2,299,188 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (liquidation preference of $90,875,000 as of June 30, 2026)	2,000	2,000
Class A Common Stock, $0.001 par value – 2,500,000,000 shares authorized; 581,452,367 and 323,405,790 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	581,000	323,000
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; 23,894,757 and 24,386,850 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	24,000	24,000
Additional paid-in capital	903,734,000	853,156,000
Note receivable – related party	(5,000,000)	-
Accumulated deficit	(790,495,000)	(734,560,000)
Accumulated other comprehensive income	1,365,000	812,000
TOTAL HYPERSCALE DATA STOCKHOLDERS’ EQUITY	110,211,000	119,757,000

Non-controlling interest	6,320,000	6,100,000

TOTAL STOCKHOLDERS’ EQUITY	116,531,000	125,857,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,038,000	$313,707,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, crane operations	$11,052,000	$11,582,000	$22,053,000	$25,351,000
Revenue, defense solutions	11,916,000	1,692,000	23,834,000	3,284,000
Revenue, crypto assets mining	4,923,000	4,684,000	10,000,000	9,882,000
Revenue, hotel and real estate operations	5,869,000	5,622,000	9,725,000	9,287,000
Revenue, lending and trading activities	(2,279,000)	1,826,000	9,242,000	1,798,000
Revenue, other	3,360,000	450,000	4,066,000	1,275,000
Total revenue	34,841,000	25,856,000	78,920,000	50,877,000
Cost of revenue, crane operations	7,327,000	8,141,000	14,507,000	16,388,000
Cost of revenue, defense solutions	7,761,000	1,012,000	15,720,000	1,873,000
Cost of revenue, crypto assets mining	5,627,000	7,074,000	13,237,000	14,105,000
Cost of revenue, hotel and real estate operations	3,303,000	3,285,000	6,293,000	6,129,000
Cost of revenue, lending and trading activities	1,010,000	-	2,954,000	-
Cost of revenue, other	1,018,000	217,000	2,345,000	972,000
Total cost of revenue	26,046,000	19,729,000	55,056,000	39,467,000
Gross profit	8,795,000	6,127,000	23,864,000	11,410,000
Operating expenses
General and administrative	19,845,000	9,865,000	38,371,000	19,069,000
Selling and marketing	8,139,000	6,277,000	13,751,000	8,611,000
Research and development	4,281,000	112,000	9,081,000	241,000
Impairment of property and equipment	2,300,000	-	2,300,000	-
Change in fair value of crypto assets	(2,656,000)	-	4,749,000	-
Total operating expenses	31,909,000	16,254,000	68,252,000	27,921,000
Loss from operations	(23,114,000)	(10,127,000)	(44,388,000)	(16,511,000)
Other income (expense):
Interest and other income	443,000	1,081,000	1,212,000	1,321,000
Interest expense	(3,942,000)	(7,664,000)	(10,488,000)	(11,503,000)
Gain on extinguishment of settlement obligation	16,060,000	-	16,060,000	-
Change in fair value of crypto assets, restricted	(2,395,000)	-	(7,077,000)	-
Impairment of crypto assets, restricted	(7,123,000)	-	(7,123,000)	-
Gain (loss) on extinguishment of debt	270,000	-	759,000	(4,569,000)
Change in fair value of embedded derivative liabilities	827,000	-	2,151,000	-
(Loss) gain on deconsolidation of subsidiary	-	(359,000)	-	9,690,000
Loss on the sale of fixed assets	-	(398,000)	-	(559,000)
Total other income (expense), net	4,140,000	(7,340,000)	(4,506,000)	(5,620,000)
Loss before income taxes	(18,974,000)	(17,467,000)	(48,894,000)	(22,131,000)
Income tax (benefit) provision	(24,000)	(129,000)	192,000	(70,000)
Net loss	(18,950,000)	(17,338,000)	(49,086,000)	(22,061,000)
Net income attributable to non-controlling interest	(406,000)	(1,713,000)	(220,000)	(1,195,000)
Net loss attributable to Hyperscale Data	(19,356,000)	(19,051,000)	(49,306,000)	(23,256,000)
Preferred dividends	(2,298,000)	(2,215,000)	(4,804,000)	(4,181,000)
Net loss attributable to common stockholders	$(21,654,000)	$(21,266,000)	$(54,110,000)	$(27,437,000)

Basic and diluted net loss per common share	$(0.05)	$(2.66)	$(0.13)	$(3.89)

Weighted average basic and diluted common shares outstanding	475,216,000	7,986,000	427,340,000	7,062,000

Comprehensive loss
Net loss attributable to common stockholders	$(21,654,000)	$(21,266,000)	$(54,110,000)	$(27,437,000)
Foreign currency translation adjustment	1,359,000	-	553,000	6,000
Other comprehensive income	1,359,000	-	553,000	6,000
Total comprehensive loss	$(20,295,000)	$(21,266,000)	$(53,557,000)	$(27,431,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2026

	Preferred Stock																					Note		Accumulated
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Series H		Class A Common Stock		Class B Common Stock		Additional	Receivable -		Other	Non-		Total
		Par		Par		Par		Par		Par		Par		Par		Par					Paid-In	Related	Accumulated	Comprehensive	Controlling		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Loss	Interest		Equity
BALANCES, April 1, 2026	7,040	$-	3,000	$-	50,000	$-	588,111	$-	649,998	$1,000	998,577	$1,000	960	$-	4,000	$-	370,193,806	$370,000	24,153,493	$24,000	$863,607,000	$-	$(767,016,000)	$6,000	$5,914,000	-	$102,907,000
Issuance of Series D preferred stock for cash	-	-	-	-	-	-	31,486	-	-	-	-	-	-	-	-	-	-	-	-	-	513,000	-	-	-	-		513,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	258,736	-	(258,736)	-	-	-	-	-	-		-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	491,000	-	-	-	-		491,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	217,230,065	217,000	-	-	39,312,000	-	-	-	-		39,529,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,188,000)	-	-	-	-		(1,188,000)
Conversion of convertible notes payable to common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,501,334	3,000	-	-	999,000	-	-	-	-		1,002,000
Note receivable from related party stockholder	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,000,000)	-	-	-		(5,000,000)
Retirement of common stock repurchased in tender offer	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,731,574)	(9,000)	-	-	-	-	(1,825,000)	-	-		(1,834,000)
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,356,000)	-	-		(19,356,000)
Series A preferred dividends ($0.62 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,000)	-	-		(5,000)
Series B preferred dividends ($64.08 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(114,000)	-	-		(114,000)
Series C preferred dividends ($23.75 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,192,000)	-	-		(1,192,000)
Series D preferred dividends ($0.81 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(464,000)	-	-		(464,000)
Series E preferred dividends ($0.62 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(406,000)	-	-		(406,000)
Series G preferred dividends ($23.75 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(22,000)	-	-		(22,000)
Series H preferred dividends ($23.75 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(95,000)	-	-		(95,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,359,000	-		1,359,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	406,000	-	406,000
BALANCES, June 30, 2026	7,040	$-	3,000.00	$-	50,000	$-	619,597	$-	649,998	$1,000	998,577	$1,000	960	$-	4,000	$-	581,452,367	$581,000	23,894,757	$24,000	$903,734,000	$(5,000,000)	$(790,495,000)	$1,365,000	$6,320,000	-	$116,531,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2025

	Preferred Stock																				Accumulated
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Class A Common Stock		Class B Common Stock		Additional		Other	Non-		Total
		Par		Par		Par		Par		Par		Par		Par					Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, April 1, 2025	7,040	$-	-	$-	50,000	$-	453,792	$-	649,998	$1,000	998,577	$1,000	860	$-	1,429,995	$1,000	4,995,724	$5,000	$672,082,000	$(665,692,000)	$(88,000)	$480,000	$-	$6,790,000
Issuance of Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	100	-	-	-	-	-	75,000	-	-	-	-	75,000
Fair value of warrants issued in connection with Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	-	-	-	-	25,000
Issuance of Series B preferred stock for cash	-	-	7,899	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,899,000	-	-	-	-	7,899,000
Issuance of Series D preferred stock for cash	-	-	-	-	-	-	131,821	-	-	-	-	-	-	-	-	-	-	-	1,528,000	-	-	-	-	1,528,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,973	-	(1,973)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	68,000	-	-	-	-	68,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,684,249	5,000	-	-	10,891,000	-	-	-	-	10,896,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,051,000)	-	-	-	(19,051,000)
Series A preferred dividends ($1.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,000)	-	-	-	(5,000)
Series B preferred dividends ($13.13 per share)	-	-	20	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	20,000	(20,000)	-	-	-	-
Series C preferred dividends ($47.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,184,000)	-	-	-	(1,184,000)
Series D preferred dividends ($1.88 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(457,000)	-	-	-	(457,000)
Series E preferred dividends ($1.40 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(542,000)	-	-	-	(542,000)
Series G preferred dividends ($7.81 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,000)	-	-	-	(7,000)
Conversion of Series B preferred stock to common stock	-	-	(5,238)	-	-	-	-	-	-	-	-	-	-	-	2,549,838	3,000	-	-	(3,000)	-	-	-	-	-
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,713,000	-	1,713,000
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(43,000)	191,000	-	148,000
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,000)	-	-	1,000	-	-
BALANCES, June 30, 2025	7,040	$-	2,681	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	8,666,055	$9,000	4,993,751	$5,000	$692,584,000	$(686,958,000)	$(131,000)	$2,385,000	$-	$7,896,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2026

	Preferred Stock																					Note		Accumulated
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Series H		Class A Common Stock		Class B Common Stock		Additional	Receivable -		Other	Non-		Total
		Par		Par		Par		Par		Par		Par		Par		Par					Paid-In	Related	Accumulated	Comprehensive	Controlling		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Loss	Interest		Equity
BALANCES, January 1, 2026	7,040	$-	3,000	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	4,000	$-	323,405,790	$323,000	24,386,850	$24,000	$853,156,000	$-	$(734,560,000)	$812,000	$6,100,000	-	$125,857,000
Issuance of Series D preferred stock for cash	-	-	-	-	-	-	33,984	-	-	-	-	-	-	-	-	-	-	-	-	-	566,000	-	-	-	-		566,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	492,093	-	(492,093)	-	-	-	-	-	-		-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	557,000	-	-	-	-		557,000
Issuance of Class A common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	263,784,724	264,000	-	-	49,910,000	-	-	-	-		50,174,000
Financing cost in connection with sales of Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,454,000)	-	-	-	-		(1,454,000)
Conversion of convertible notes payable to common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,501,334	3,000	-	-	999,000	-	-	-	-		1,002,000
Note receivable from related party stockholder	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,000,000)	-	-	-		(5,000,000)
Retirement of common stock repurchased in tender offer	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,731,574)	(9,000)	-	-	-	-	(1,825,000)	-	-		(1,834,000)
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(49,306,000)	-	-		(49,306,000)
Series A preferred dividends ($1.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,000)	-	-		(9,000)
Series B preferred dividends ($148.51 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(367,000)	-	-		(367,000)
Series C preferred dividends ($47.75 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,390,000)	-	-		(2,390,000)
Series D preferred dividends ($1.62 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(968,000)	-	-		(968,000)
Series E preferred dividends ($1.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(812,000)	-	-		(812,000)
Series G preferred dividends ($71.23 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(68,000)	-	-		(68,000)
Series H preferred dividends ($47.50 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(190,000)	-	-		(190,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	553,000	-		553,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	220,000	-	220,000
BALANCES, June 30, 2026	7,040	$-	3,000	$-	50,000	$-	619,597	$-	649,998	$1,000	998,577	$1,000	960	$-	4,000	$-	581,452,367	$581,000	23,894,757	$24,000	$903,734,000	$(5,000,000)	$(790,495,000)	$1,365,000	$6,320,000	-	$116,531,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2025

	Preferred Stock																				Accumulated
	Series A		Series B		Series C		Series D		Series E		Series F		Series G		Class A Common Stock		Class B Common Stock		Additional		Other	Non-		Total
		Par		Par		Par		Par		Par		Par		Par					Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2025	7,040	$-	-	$-	50,000	$-	323,835	$-	649,998	$1,000	998,577	$1,000	-	$-	1,259,893	$1,000	4,998,597	$5,000	$668,817,000	$(628,950,000)	$(668,000)	$(6,546,000)	$(30,571,000)	$2,090,000
Issuance of Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	960	-	-	-	-	-	619,000	-	-	-	-	619,000
Fair value of warrants issued in connection with Series G preferred stock, related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	341,000	-	-	-	-	341,000
Issuance of Series B preferred stock for cash	-	-	7,899	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,899,000	-	-	-	-	7,899,000
Issuance of Series D preferred stock for cash	-	-	-	-	-	-	261,778	-	-	-	-	-	-	-	-	-	-	-	3,450,000	-	-	-	-	3,450,000
Class B common stock converted into Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,846	-	(4,846)	-	-	-	-	-	-	-
Stock-based compensation																			135,000	-	-	-	-	135,000
Issuance of Class A common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,851,478	5,000	-	-	11,308,000	-	-	-	-	11,313,000
Net loss attributable to Hyperscale Data	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(23,256,000)	-	-	-	(23,256,000)
Series A preferred dividends ($1.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,000)	-	-	-	(9,000)
Series B preferred dividends ($13.13 per share)	-	-	20	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	20,000	(20,000)	-	-	-	-
Series C preferred dividends ($47.25 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,363,000)	-	-	-	(2,363,000)
Series D preferred dividends ($1.88 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(870,000)	-	-	-	(870,000)
Series E preferred dividends ($1.40 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(912,000)	-	-	-	(912,000)
Series G preferred dividends ($7.81 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,000)	-	-	-	(7,000)
Conversion of Series B preferred stock to common stock	-	-	(5,238)	-	-	-	-	-	-	-	-	-	-	-	2,549,838	3,000	-	-	(3,000)	-	-	-	-	-
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,571,000)	-	-	30,571,000	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,000	-	-	6,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,195,000	-	1,195,000
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	531,000	7,736,000	-	8,267,000
Other	-	-	-	-	-	-	-		-	-	-	-	-	-	-	-	-	-	(2,000)	-	-	-	-	(2,000)
BALANCES, June 30, 2025	7,040	$-	2,681	$-	50,000	$-	585,613	$-	649,998	$1,000	998,577	$1,000	960	$-	8,666,055	$9,000	4,993,751	$5,000	$692,584,000	$(686,958,000)	$(131,000)	$2,385,000	$-	$7,896,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(49,086,000)	$(22,061,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,989,000	9,977,000
Amortization of debt discount	3,246,000	4,882,000
Amortization of right-of-use assets	705,000	741,000
Stock-based compensation	558,000	135,000
Loss on the sale of fixed assets	-	559,000
Revenue, crypto assets mining	(10,000,000)	(9,882,000)
Impairment of property and equipment	2,300,000	-
Proceeds from the sale of crypto assets	-	9,940,000
Change in fair value and impairment of crypto assets and crypto assets, restricted	18,949,000	10,000
Proceeds from the sale of investment in equity securities	-	3,953,000
Realized gains on non-marketable equity securities	-	(1,401,000)
Change in fair value of embedded derivatives	(2,151,000)	-
(Gain) loss on extinguishment of debt	(759,000)	4,569,000
Gain on deconsolidation of subsidiary	-	(9,690,000)
Other operating activities	2,291,000	(636,000)
Changes in operating assets and liabilities:
Marketable equity securities	252,000	(54,000)
Accounts receivable	(4,240,000)	(1,196,000)
Inventories	(1,256,000)	293,000
Prepaid expenses and other current assets	(2,167,000)	591,000
Other assets	(1,728,000)	348,000
Accounts payable and accrued expenses	22,959,000	2,613,000
Lease liabilities	(747,000)	(746,000)
Net cash used in operating activities	(9,885,000)	(7,055,000)
Cash flows from investing activities:
Purchase of property and equipment	(17,315,000)	(3,277,000)
Purchase of crypto assets	(8,914,000)	-
Investments in loans receivable	(6,371,000)	(1,350,000)
Collections on loans receivable	5,293,000	236,000
Investments in non-marketable equity securities	(12,693,000)	-
Proceeds from the sale of property and equipment	64,000	820,000
Investment in notes receivable, related party	(5,000,000)	(691,000)
Collections on notes receivable, related party	-	1,945,000
Other investing activities	(135,000)	(14,000)
Net cash used in investing activities	(45,071,000)	(2,331,000)

HYPERSCALE DATA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Gross proceeds from sales of Class A common stock	$50,174,000	$-
Offering costs related to issuance of Class A common stock	(1,454,000)	-
Proceeds from sales of Series B preferred stock	-	7,899,000
Proceeds from sales of Series D preferred stock	566,000	3,450,000
Proceeds from sales of Series C preferred stock and warrants, related party	-	960,000
Proceeds from notes payable	60,100,000	29,127,000
Payments on notes payable	(44,479,000)	(30,289,000)
Repayments of related party notes payable	(2,398,000)	(93,000)
Proceeds from related party notes payable	874,000	-
Payments of preferred dividends	(4,804,000)	(4,161,000)
Proceeds from issuance of convertible notes	16,001,000	5,020,000
Payments on convertible notes	(1,981,000)	(300,000)
Repurchase of common stock pursuant to tender offer	(1,834,000)	-
Net cash provided by financing activities	70,765,000	11,613,000

Effect of exchange rate changes on cash and cash equivalents	57,000	6,000

Net increase in cash and cash equivalents and restricted cash	15,866,000	2,233,000
Cash, cash equivalents and restricted cash at beginning of period	49,226,000	25,022,000
Cash, cash equivalents and restricted cash at end of period	$65,092,000	$27,255,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,344,000	$5,336,000

Non-cash investing and financing activities:
Transfers from crypto assets to crypto assets, restricted	$55,871,000	$-
Settlement of accounts payable with crypto assets	$110,000	$16,000
Conversion of convertible notes payable into shares of Class A common stock	$1,000,000	$11,313,000
Conversion of Series B preferred stock into shares of Class A common stock	$-	$3,000
Conversion of debt and equity securities to marketable securities	$2,803,000	$-
Conversion of other equity securities to marketable securities	$299,000	$-
Exchange of related party advances for investment in other equity securities, related party	$1,800,000	$-
Note payable issued for equity securities	$1,955,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$1,699,000	$1,552,000
Notes payable exchanged for convertible notes payable	$-	$9,103,000
Paid-in-kind dividends settled through issuance of Series B preferred stock	$-	$20,000
Property and equipment acquired through note payable financing	$1,501,000	$-

1. DESCRIPTION OF BUSINESS

Hyperscale Data (“Hyperscale Data” or the “Company”), a Delaware corporation, through its wholly owned subsidiary Sentinum, Inc. (“Sentinum”), owns and operates a data center at which it mines digital assets and offers colocation and hosting services for the emerging AI ecosystems and other industries. Another of Hyperscale Data’s wholly owned subsidiaries, Ault Capital Group, Inc, (“ACG”), is a hybrid private equity firm and operating company that acquires, finances, builds and actively manages businesses across financial services, digital assets, industrial services, hospitality, defense technologies and other sectors. In addition, ACG is actively engaged in private credit and structured finance through Ault Lending, LLC (“Ault Lending”), a licensed lending subsidiary.

Hyperscale Data currently expects the divestiture of ACG (the “Divestiture”) to occur in 2027. Upon the occurrence of the Divestiture, the Company would be an owner and operator of data centers to support high-performance computing services, as well as a holder of the digital assets. Until the Divestiture occurs, the Company will continue to provide, through ACG and its wholly and majority-owned subsidiaries and strategic investments, mission-critical products and services that support a diverse range of industries, including an AI software platform, equipment rental services, defense/aerospace, industrial, automotive and hotel operations.

The Company has the following reportable segments:

•	Sentinum – crypto asset mining operations, colocation and hosting services for emerging artificial intelligence (“AI”) ecosystems and other industries, and the Company’s digital asset treasury activities;

•	Energy and Infrastructure (“Energy”) – crane operations;

•	Defense – the operations of Gresham Worldwide, Inc. (“Gresham”) and TurnOnGreen, Inc. (“TurnOnGreen”), which manufacture and distribute electronic components, power solutions and other mission-critical products serving defense and commercial markets;

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings;

•	Technology and Finance (“Fintech”) – commercial lending, activist investing, and stock trading; and

•	Holding Company – the Company’s corporate operations, including strategic initiatives, AI software platform, blockchain and digital technology initiatives, portfolio company management, and other corporate assets and activities not otherwise included within the Company’s operating segments.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited 2025 financial statements contained in the 2025 Annual Report. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for future interim periods or the full year ending December 31, 2026.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2026, the Company had cash and cash equivalents of approximately $36.8 million and restricted cash of approximately $28.3 million. The Company also had approximately $201.7 million of current liabilities as of June 30, 2026, including approximately $99.3 million of current notes payable, related party notes payable and convertible notes payable. The Company incurred a net loss of approximately $49.1 million and used approximately $9.9 million in cash to support operating activities during the six months ended June 30, 2026.

The Company expects to require substantial additional capital to fund its operations, satisfy existing obligations and execute its planned development of its Michigan data center. In connection with the phased deployment of approximately 20 MW of critical power capacity under the Company’s master services agreement with an AI infrastructure customer, the Company currently expects to make investments in excess of $100 million over time to construct, equip and commission the applicable service areas, power modules and related infrastructure. The amount and timing of these expenditures will depend on, among other factors, construction progress, equipment procurement, customer deployment schedules and the availability of financing.

The Company’s existing cash and other presently available sources of liquidity are not expected to be sufficient to fund its anticipated operating requirements, existing obligations and planned capital expenditures, including those associated with the Michigan data center, through the twelve-month period following the issuance of these condensed consolidated financial statements. Accordingly, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to address the Company’s liquidity requirements through a combination of capital-raising activities, including sales of equity securities, debt or other financing arrangements, cash generated from operations, potential sales or monetization of investments or other assets, and other strategic financing transactions. The Company has an effective registration statement and an at-the-market offering program under which it may sell shares of its Class A common stock from time to time. Management is also evaluating additional financing alternatives to fund the development of the Michigan data center.

The Company’s ability to obtain additional capital is subject to numerous factors, including market conditions, the trading price of its Class A common stock, operating performance, the value and liquidity of its assets and investments, and investor and lender demand. There can be no assurance that additional financing will be available when needed or, if available, that it will be available on terms acceptable to the Company or in amounts sufficient to meet the Company’s liquidity requirements. Because the Company’s plans are dependent on obtaining additional financing and other actions that are not entirely within the Company’s control, management cannot conclude that such plans are probable of being effectively implemented and sufficient to alleviate the substantial doubt. Accordingly, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2025 Annual Report, except as follows:

Related Party Receivables

The Company evaluates receivables from related parties based on the facts and circumstances of the arrangement, including the nature of the relationship between the parties and the substance of the transaction. Receivables from related parties that are determined to be substantively similar to unpaid capital contributions are presented as a deduction from stockholders’ equity rather than as assets.

Digital assets associated with decentralized finance protocols

The Company participates in decentralized finance protocols in connection with certain of its financing activities. In connection with its Bitcoin-backed borrowings through the Morpho decentralized finance lending protocol, the Company exchanges Bitcoin for Coinbase Wrapped Bitcoin (“cbBTC”) and pledges the cbBTC as collateral for its borrowings.

The Company accounts for the exchange of Bitcoin for cbBTC as a disposal of Bitcoin and recognizes any resulting gain or loss in earnings. The cbBTC received is recognized at fair value on the exchange date, which establishes its initial carrying amount. Because cbBTC does not meet the scope requirements of ASC 350-60, Crypto Assets, the Company accounts for cbBTC as an intangible asset under ASC 350, Intangibles—Goodwill and Other, and subsequently measures it at cost less impairment.

The Company continues to recognize cbBTC pledged as collateral while the related borrowings remain outstanding and presents such cbBTC as crypto assets, restricted on the condensed consolidated balance sheets. Upon repayment of the borrowings, the collateral is released and exchanged for Bitcoin.

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

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient to assume current economic conditions will not change for the remaining life of an asset when preparing forecasts as part of estimating credit losses. The new standard is effective for the Company for its annual periods beginning January 1, 2026 and interim period within those annual periods, with early adoption permitted and should be applied on a prospective basis. The Company adopted ASC 2025-05 during the three months ended March 31, 2026, which did not have a material impact on its consolidated financial position, results of operations, or cash flows.

Accounting Standards Not Yet Adopted

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

In May 2026, the FASB issued ASU 2026-01, Compensation - Stock Compensation (Topic 718) and Equity (Topic 505): Accounting for Paid-in-Kind Dividends (“ASU 2026-01”). ASU 2026-01 clarifies the accounting for certain paid-in-kind (“PIK”) dividends, including the recognition and measurement of PIK dividends that are settled through the issuance of additional equity instruments. The amendments are intended to improve consistency in the accounting for these arrangements. ASU 2026-01 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2026-01. The Company does not currently expect adoption of ASU 2026-01 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

During the six months ended June 30, 2026, the Company recorded no material measurement period adjustments related to the acquisition. The Company does not currently expect material changes to the preliminary allocation; however, final amounts may differ from the preliminary estimates.

4. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three and six months ended June 30, 2026 and 2025. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP. Revenue is presented by reportable segment. The “Holding Co.” column includes revenue generated at the parent company level that is not allocated to a specific reportable segment. Although Holding Co. is not a separate reportable segment, it is presented below to reconcile segment revenues to total consolidated revenue.

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2026:

	Defense	Fintech	Sentinum	AGREE	Energy	Holding Co.	Total
Primary Geographical Markets
North America	$2,698,000	$-	$5,138,000	$5,654,000	$11,052,000	$3,360,000	$27,902,000
Europe	1,564,000	-	-	-	-	-	1,564,000
Middle East and other	7,654,000	-	-	-	-	-	7,654,000
Revenue from contracts with customers	11,916,000	-	5,138,000	5,654,000	11,052,000	3,360,000	37,120,000
Revenue, lending and trading activities (North America)	-	(2,279,000)	-	-	-	-	(2,279,000)
Total revenue	$11,916,000	$(2,279,000)	$5,138,000	$5,654,000	$11,052,000	$3,360,000	$34,841,000

Major Goods or Services
Crane rental	$-	$-	$-	$-	$11,052,000	$-	$11,052,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	4,923,000	-	-	-	4,923,000
Hotel and real estate operations	-	-	215,000	5,654,000	-	-	5,869,000
Power supply units and systems	4,829,000	-	-	-	-	-	4,829,000
Defense systems	6,513,000	-	-	-	-	-	6,513,000
Other	574,000	-	-	-	-	3,360,000	3,934,000
Revenue from contracts with customers	11,916,000	-	5,138,000	5,654,000	11,052,000	3,360,000	37,120,000
Revenue, lending and trading activities	-	(2,279,000)	-	-	-	-	(2,279,000)
Total revenue	$11,916,000	$(2,279,000)	$5,138,000	$5,654,000	$11,052,000	$3,360,000	$34,841,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,040,000	$-	$5,138,000	$5,654,000	$-	$3,360,000	$19,192,000
Services transferred over time	6,876,000	-	-	-	11,052,000	-	17,928,000
Revenue from contracts with customers	$11,916,000	$-	$5,138,000	$5,654,000	$11,052,000	$3,360,000	$37,120,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2026:

	Defense	Fintech	Sentinum	AGREE	Energy	Holding Co.	Total
Primary Geographical Markets
North America	$5,974,000	$-	$10,468,000	$9,257,000	$22,053,000	$4,066,000	$51,818,000
Europe	3,194,000	-	-	-	-	-	3,194,000
Middle East and other	14,666,000	-	-	-	-	-	14,666,000
Revenue from contracts with customers	23,834,000	-	10,468,000	9,257,000	22,053,000	4,066,000	69,678,000
Revenue, lending and trading activities (North America)	-	9,242,000	-	-	-	-	9,242,000
Total revenue	$23,834,000	$9,242,000	$10,468,000	$9,257,000	$22,053,000	$4,066,000	$78,920,000

Major Goods or Services
Crane rental	$-	$-	$-	$-	$22,053,000	$-	$22,053,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	10,000,000	-	-	-	10,000,000
Hotel and real estate operations	-	-	468,000	9,257,000	-	-	9,725,000
Power supply units and systems	9,907,000	-	-	-	-	-	9,907,000
Defense systems	12,578,000	-	-	-	-	-	12,578,000
Other	1,349,000	-	-	-	-	4,066,000	5,415,000
Revenue from contracts with customers	23,834,000	-	10,468,000	9,257,000	22,053,000	4,066,000	69,678,000
Revenue, lending and trading activities	-	9,242,000	-	-	-	-	9,242,000
Total revenue	$23,834,000	$9,242,000	$10,468,000	$9,257,000	$22,053,000	$4,066,000	$78,920,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$10,318,000	$-	$10,468,000	$9,257,000	$-	$4,066,000	$34,109,000
Services transferred over time	13,516,000	-	-	-	22,053,000	-	35,569,000
Revenue from contracts with customers	$23,834,000	$-	$10,468,000	$9,257,000	$22,053,000	$4,066,000	$69,678,000

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2025:

	Defense	Fintech	Sentinum	AGREE	Energy	Holding Co.	Total
Primary Geographical Markets
North America	$1,593,000	$-	$4,929,000	$5,377,000	$11,582,000	$450,000	$23,931,000
Europe	(6,000)	-	-	-	-	-	(6,000)
Middle East and other	105,000	-	-	-	-	-	105,000
Revenue from contracts with customers	1,692,000	-	4,929,000	5,377,000	11,582,000	450,000	24,030,000
Revenue, lending and trading activities (North America)	-	1,826,000	-	-	-	-	1,826,000
Total revenue	$1,692,000	$1,826,000	$4,929,000	$5,377,000	$11,582,000	$450,000	$25,856,000

Major Goods or Services
Power supply units and systems	$1,692,000	$-	$-	$-	$-	$-	$1,692,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	4,684,000	-	-	-	4,684,000
Hotel and real estate operations	-	-	245,000	5,377,000	-	-	5,622,000
Crane rental	-	-	-	-	11,582,000	-	11,582,000
Other	-	-	-	-	-	450,000	450,000
Revenue from contracts with customers	1,692,000	-	4,929,000	5,377,000	11,582,000	450,000	24,030,000
Revenue, lending and trading activities	-	1,826,000	-	-	-	-	1,826,000
Total revenue	$1,692,000	$1,826,000	$4,929,000	$5,377,000	$11,582,000	$450,000	$25,856,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,656,000	$-	$4,929,000	$5,377,000	$-	$450,000	$12,412,000
Services transferred over time	36,000	-	-	-	11,582,000	-	11,618,000
Revenue from contracts with customers	$1,692,000	$-	$4,929,000	$5,377,000	$11,582,000	$450,000	$24,030,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2025:

	Defense	Fintech	Sentinum	AGREE	Energy	Holding Co.	Total
Primary Geographical Markets
North America	$3,121,000	$-	$10,643,000	$8,526,000	$25,351,000	$1,246,000	$48,887,000
Europe	-	-	-	-	29,000	-	29,000
Middle East and other	163,000	-	-	-	-	-	163,000
Revenue from contracts with customers	3,284,000	-	10,643,000	8,526,000	25,380,000	1,246,000	49,079,000
Revenue, lending and trading activities (North America)	-	1,798,000	-	-	-	-	1,798,000
Total revenue	$3,284,000	$1,798,000	$10,643,000	$8,526,000	$25,380,000	$1,246,000	$50,877,000

Major Goods or Services
Power supply units and systems	$3,284,000	$-	$-	$-	$-	$-	$3,284,000
Revenue from mined crypto assets at Sentinum owned and operated facilities	-	-	9,882,000	-	-	-	9,882,000
Hotel and real estate operations	-	-	761,000	8,526,000	-	-	9,287,000
Crane rental	-	-	-	-	25,351,000	-	25,351,000
Other	-	-	-	-	29,000	1,246,000	1,275,000
Revenue from contracts with customers	3,284,000	-	10,643,000	8,526,000	25,380,000	1,246,000	49,079,000
Revenue, lending and trading activities	-	1,798,000	-	-	-	-	1,798,000
Total revenue	$3,284,000	$1,798,000	$10,643,000	$8,526,000	$25,380,000	$1,246,000	$50,877,000

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,248,000	$-	$10,643,000	$8,526,000	$29,000	$1,246,000	$23,692,000
Services transferred over time	36,000	-	-	-	25,351,000	-	25,387,000
Revenue from contracts with customers	$3,284,000	$-	$10,643,000	$8,526,000	$25,380,000	$1,246,000	$49,079,000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2026 and December 31, 2025:

	Fair Value Measurement at June 30, 2026
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$5,425,000	$-	$-	$5,425,000

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$1,576,000	$-	$-	$1,576,000

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. For investments where little or no public market exists, management’s determination of fair value is based on the best available information, which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the Company’s securities and liquidity risks. The Company estimates the fair value of its embedded conversion feature liabilities using a Monte Carlo simulation model. See Note 13 for additional information regarding the valuation methodology and significant assumptions used in the valuation of the embedded conversion features. There were no transfers into or out of Level 3 during the six months ended June 30, 2026 or during the year ended December 31, 2025.

The changes in Level 3 fair value hierarchy during the three and six months ended June 30, 2026 and 2025 were as follows:

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Six months ended June 30, 2026
Investments in other equity securities - embedded conversion feature	$-	$(1,613,000)	$-	$1,613,000	$-
Investments in other equity securities - warrants	$-	$-	$(1,085,000)	$1,085,000	$-
Embedded conversion feature liabilities	$1,576,000	$(2,151,000)	$-	$6,000,000	$5,425,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Six months ended June 30, 2025
Embedded conversion feature liabilities	$-	$662,000	$(1,274,000)	$4,143,000	$3,531,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Three months ended June 30, 2026
Investments in other equity securities - embedded conversion feature	$2,913,000	$(2,913,000)	$-	$-	$-
Investments in other equity securities - warrants	$285,000	$-	$(285,000)	$-	$-
Embedded conversion feature liabilities	$252,000	$(827,000)	$-	$6,000,000	$5,425,000

	Level 3 Balance at Beginning of Period	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Period
Three months ended June 30, 2025
Embedded conversion feature liabilities	$2,269,000	$662,000	$(1,274,000)	$1,874,000	$3,531,000

6. CRYPTO ASSETS

The following table presents the Company’s significant crypto asset holdings as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Bitcoin	$4,409,000	$46,197,000
Bitcoin, restricted(1)	16,201,000	-
cbBTC, restricted(2)	25,441,000	-
Total crypto assets holdings	$46,051,000	$46,197,000

(1)	The Company’s Bitcoin, restricted, includes Bitcoin pledged as collateral for the convertible promissory notes issued to JGB entities. See Note 13.

(2)	The Company’s cbBTC, restricted, includes wrapped Bitcoin pledged as collateral for the Morpho borrowings. See Note 13.

The Company measures Bitcoin and Bitcoin, restricted, at fair value using quoted market prices in active markets for identical assets, which are classified within Level 1 of the fair value hierarchy.

cbBTC is a wrapped digital asset designed to represent Bitcoin for use on compatible blockchain networks and decentralized finance protocols. During the second quarter of 2026, the Company exchanged certain of its Bitcoin for cbBTC and pledged the cbBTC as collateral for borrowings through the Morpho decentralized finance lending protocol. The cbBTC is accounted for as an intangible asset under ASC 350 and is carried at cost less impairment. See Note 2 for additional information regarding the Company’s accounting policy for digital assets associated with decentralized finance protocols and Note 11 for additional information regarding the Morpho borrowings.

The following table presents the activities of the crypto assets for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Balance at January 1	$46,197,000	$182,000
Additions of mined crypto assets	10,000,000	5,198,000
Purchases of crypto assets	8,914,000	-
Sale of crypto assets	(32,564,000)	(5,227,000)
Transfer of crypto assets	(23,307,000)	-
Unrealized loss on crypto assets	(4,636,000)	(8,000)
Other	(195,000)	(43,000)
Balance at June 30	$4,409,000	$102,000

The following table presents the activities of Bitcoin, restricted for the six months ended June 30, 2026:

2026
Balance at January 1	$-
Transferred to Bitcoin, restricted	23,307,000
Unrealized loss on crypto assets	(7,077,000)
Other	(29,000)
Balance at June 30	$16,201,000

The following table presents the activities of cbBTC, restricted for the six months ended June 30, 2026:

2026
Balance at January 1	$-
Transferred to cbBTC, restricted	32,564,000
Impairment	(7,123,000)
Balance at June 30	$25,441,000

During the three and six months ended June 30, 2026, the Company recognized an impairment charge of approximately $7.1 million related to cbBTC, restricted, which is included in impairment of crypto assets, restricted in the condensed consolidated statements of operations.

7. PROPERTY AND EQUIPMENT, NET

At June 30, 2026 and December 31, 2025, property and equipment consisted of:

	June 30, 2026	December 31, 2025
Building, land and improvements	$93,327,000	$85,355,000
Crypto assets mining equipment	10,964,000	27,245,000
Crane rental equipment	35,808,000	33,368,000
Computer, software and related equipment	15,063,000	13,807,000
Aircraft	15,983,000	15,983,000
Other property and equipment	15,876,000	8,563,000
Total gross property and equipment	187,021,000	184,321,000
Accumulated depreciation and amortization	(38,742,000)	(42,333,000)
Property and equipment, net	$148,279,000	$141,988,000

Summary of depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$4,239,000	$4,711,000	$10,240,000	$9,786,000

Impairment of Bitcoin Mining Equipment

During the three and six months ended June 30, 2026, the Company recognized an impairment charge of $2.3 million related to certain Bitcoin mining equipment located at its Michigan data center. The impairment assessment was triggered by the execution of the Company’s master services agreement with a third-party customer for AI compute and neocloud hosting services. As a result of the anticipated allocation of electrical capacity at the Michigan data center to support the customer’s deployments, the Company expects to substantially wind down its Bitcoin mining operations at that location. The impairment reflects the Company’s strategic reallocation of power capacity from Bitcoin mining to AI compute, neocloud and colocation services at the Michigan data center, rather than a deterioration in the physical condition of the equipment.

At the time of the assessment, management had not finalized its plans regarding the future deployment, relocation or disposition of the affected mining equipment. Given the anticipated reduction in use of the equipment at the Michigan data center and the uncertainty surrounding its future utilization, management concluded that the carrying amount of the asset group was not recoverable and recorded an impairment charge to reduce the carrying value of the equipment to its estimated fair value. Estimated fair value was determined primarily using observable market data for comparable Bitcoin mining equipment, consistent with an orderly liquidation value approach.

8. INTANGIBLE ASSETS, NET

At June 30, 2026 and December 31, 2025, intangible assets consisted of:

	Useful Life	June 30, 2026	December 31, 2025
Definite lived intangible assets:
Developed technology	5-10 years	$6,036,000	$5,684,000
Customer list	8-12 years	6,607,000	6,358,000
Trade names	10-15 years	2,626,000	2,529,000
		15,269,000	14,571,000
Accumulated amortization		(1,662,000)	(898,000)
Total definite-lived intangible assets		$13,607,000	$13,673,000

Certain of the Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite-lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Summary of amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$375,000	$66,000	$749,000	$192,000

As of June 30, 2026, intangible assets subject to amortization have an average remaining useful life of 6.6 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2026 (remainder)	$755,000
2027	1,517,000
2028	1,517,000
2029	1,517,000
2030	1,500,000
Thereafter	6,801,000
$13,607,000

9. RELATED PARTY NOTE RECEIVABLE

On June 12, 2026, ACG entered into a Loan Agreement with Ault & Company, Inc. (“Ault & Company”), a related party, pursuant to which ACG agreed to provide Ault & Company a term loan in a principal amount of up to $5.0 million. On June 12, 2026, the full $5.0 million principal amount was advanced. The Loan Agreement and related transaction were reviewed and approved by a special committee of independent directors of the Company’s Board of Directors.

The loan bears interest at a fixed rate of 8.5% per annum, payable monthly in arrears, and matures on June 11, 2029, at which time all outstanding principal and accrued interest become due. Upon an event of default, the interest rate increases to 18.0% per annum. The loan may be prepaid by the borrower without penalty upon prior notice. The proceeds of the loan are restricted to the repayment of existing indebtedness and working capital purposes.

The loan is supported by the personal guaranty of the Company’s Executive Chairman, Milton C. Ault, III, in his capacity as the Chief Executive Officer of Ault & Company, but is otherwise unsecured.

At June 30, 2026, the outstanding principal balance was $5.0 million. Due to the related-party relationship between the Company and Ault & Company, including Ault & Company’s significant ownership interest in the Company and overlapping ownership and management relationships, the Company evaluated the appropriate balance sheet presentation of the note under applicable accounting guidance. Based on this evaluation, the Company presents the $5.0 million principal balance as a deduction from stockholders’ equity rather than as an asset in the accompanying condensed consolidated balance sheet.

Accrued interest receivable of approximately $21,000 is included in other assets. During the three months ended June 30, 2026, the Company recognized approximately $21,000 of interest income related to the note.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at June 30, 2026 and December 31, 2025 consisted of:

	June 30,	December 31,
	2026	2025
Accounts payable	$28,645,000	$19,076,000
Tenant security deposits	5,701,000	-
Contract liabilities	5,421,000	984,000
Accrued payroll and payroll taxes	4,325,000	4,520,000
Interest payable	2,877,000	2,752,000
Accrued participation profits payable to investors	2,021,000	-
Accrued legal	1,066,000	1,139,000
Other accrued expenses	11,362,000	10,736,000
Total	$61,418,000	$39,207,000

11. NOTES PAYABLE

Notes payable at June 30, 2026 and December 31, 2025, were comprised of the following:

	Collateral	Interest rate	Effective rate(1)	Due date	June 30, 2026	December 31, 2025
AGREE secured construction loans, in default	AGREE hotels	10%	6%	January 1, 2027	$68,750,000	$68,750,000
Morpho	$25.4 million of cbBTC	5%	5%	On demand / No stated maturity	15,997,000	-
Circle 8 financing agreement	Circle 8 cranes with a book value of $26.6 million	6%	6%	March 9, 2031	9,583,000	-
Circle 8 revolving credit facility	-	9%	-	-	-	7,205,000
Circle 8 equipment financing notes	Circle 8 equipment with a book value of $2.5 million	6%	6%	Various dates through July 20, 2029	3,609,000	2,171,000
Other	-	6%	-	Various	7,995,000	4,995,000
Total notes payable					$105,934,000	$83,121,000
Less: current portion					(95,236,000)	(82,055,000)
Notes payable – long-term portion					$10,698,000	$1,066,000

(1)	Includes forbearance and extension fees and original issue discount (“OID”) costs that are amortized to interest expense over the life of the notes.

Second Amendment to AGREE Construction Loans

In January 2026, the Company’s indirect, wholly owned subsidiary AGREE amended the terms of its construction loans related to the AGREE properties. The amendment extended the maturity dates of the loans to January 1, 2027, subject to a potential one-year extension to January 1, 2028 upon satisfaction of certain conditions. The agreement also modifies the interest rate to Term SOFR plus 5.75%, with required monthly interest payments based on Term SOFR plus 4.75%, with the difference accruing and payable at maturity or earlier repayment. On April 1, 2026, the borrowers were required to make a principal payment of $3.0 million followed by monthly principal payments of $1.0 million through maturity. As of the date of this filing, AGREE and its subsidiaries have not made the required principal payments. While such non-payment constitutes an event of default under the loan agreements, the lenders have not provided a notice of default. The modification also requires the borrowers to fund interest reserves totaling approximately $2.0 million and provides temporary waivers of certain financial covenants through the scheduled maturity date. The interest reserves have not been funded as of the date of this filing. In connection with the modification, the borrowers paid an extension fee of approximately $0.3 million.

Morpho Bitcoin-Backed Borrowings

During the second quarter of 2026, the Company entered into borrowing arrangements through Morpho, a decentralized finance lending protocol, under which the Company may borrow against cbBTC pledged as collateral. As of June 30, 2026, the Company had outstanding borrowings of approximately $16.0 million, collateralized by cbBTC with a carrying amount of approximately $25.4 million. The borrowings bear interest at a variable rate, which approximated 5% per annum as of June 30, 2026, and do not have a stated contractual maturity date. The borrowings remain outstanding until repaid or otherwise settled, provided that the required collateralization levels are maintained. The borrowings may be repaid at any time without prepayment penalty. If the fair value of the pledged cbBTC declines below specified collateralization thresholds, the Company may be required to pledge additional cbBTC as collateral or a portion of the pledged cbBTC may be liquidated to satisfy the outstanding borrowings. The pledged cbBTC continues to be recognized as crypto assets, restricted, on the Company’s consolidated balance sheet while serving as collateral for the outstanding borrowings.

Circle 8 Equipment Financing Notes

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

Term Notes

In January and February 2026, the Company issued two short-term term notes to an institutional investor for aggregate gross proceeds of $10.0 million. Repayment obligations under the note were guaranteed by Ault & Company and Milton C. Ault, III, the Company’s Executive Chairman. During the three months ended June 30, 2026, the notes were repaid in full.

In April 2026, the Company entered into a short-term term note with an institutional investor for gross proceeds of $10.0 million. The note was issued with an OID of $0.8 million and had a principal face amount of $10.8 million. The note bore interest at 12% per annum and matured on June 29, 2026. Beginning May 8, 2026, the Company was required to make weekly principal payments of $0.7 million through June 26, 2026, with the remaining outstanding principal balance and accrued interest due at maturity. The note was prepaid and fully satisfied during the three months ended June 30, 2026. Accordingly, no amounts were outstanding under the term note as of June 30, 2026. Repayment obligations under the note were guaranteed by Ault & Company and Milton C. Ault, III, the Company’s Executive Chairman.

Notes Payable Maturities

Principal maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of June 30, 2026 were:

Year
2026 (remainder)	$94,381,000
2027	2,845,000
2028	2,750,000
2029	2,610,000
2030	2,420,000
Thereafter	928,000
$105,934,000

Interest Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$2,291,000	$3,400,000	$7,168,000	$7,175,000
Forbearance fees	-	365,000	74,000	377,000
Amortization of debt discount	1,651,000	3,899,000	3,246,000	3,951,000
Total interest expense	$3,942,000	$7,664,000	$10,488,000	$11,503,000

12. NOTES PAYABLE, RELATED PARTY

Notes payable, related party at June 30, 2026 and December 31, 2025, were comprised of the following:

	Interest rate	Effective rate	Due date	June 30, 2026	December 31, 2025
Ault & Company demand promissory note	10%	9.5%	Upon demand	$137,000	$1,635,000
Notes from officers - TurnOnGreen, in default	14%	14.0%	Past due	25,000	51,000
Total notes payable				$162,000	$1,686,000

Summary of interest expense, related party, recorded within interest expense on the condensed consolidated statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense, related party	$17,000	$3,000	$44,000	$19,000

13. CONVERTIBLE NOTES

Convertible notes payable at June 30, 2026 and December 31, 2025, were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	June 30, 2026	December 31, 2025
YA II PN, Ltd. (“Yorkville”) prepaid advance	Lower of (i) $0.2153 or (ii) 90% of the lowest daily VWAP during the applicable 5-trading-day pricing period, subject to a $0.10 Floor Price	4%	8%	December 11, 2027	$15,958,000	$-
Convertible promissory notes issued to JGB entities	85% of 3-day VWAP	13%	34%	December 30, 2027	12,768,000	12,768,000
SJC Lending, LLC (“SJC”) convertible promissory note	75% of 5-day VWAP	15%	8%	June 30, 2026	1,958,000	2,786,000
RiskOn International, Inc. (“ROI”) senior secured convertible note, in default	$0.11 (ROI stock)	OID Only	15%	April 27, 2024	-	1,981,000
TurnOnGreen convertible promissory note	80% of 10-day VWAP (TurnOnGreen stock)	12%	21%	Various dates through March 27, 2027	1,540,000	440,000
Fair value of embedded conversion options					5,425,000	1,576,000
Total convertible notes payable					37,649,000	19,551,000
Less: unamortized debt discounts					(10,663,000)	(4,958,000)
Total convertible notes payable, net of financing cost, long-term					$26,986,000	$14,593,000
Less: current portion					(3,940,000)	(6,750,000)
Convertible notes payable, net of financing cost – long-term portion					$23,046,000	$7,843,000

(1)	Includes forbearance and extension fees and OID costs that are amortized to interest expense over the life of the notes.

SJC Convertible Promissory Note Amendment

In January 2026, the Company entered into an amendment with SJC pursuant to which the maturity date of the convertible promissory note was extended to June 30, 2026.

Yorkville Prepaid Advance

On June 11, 2026, the Company entered into a prepaid advance agreement with Yorkville, pursuant to which the Company issued a prepaid advance having an aggregate principal amount of $16.0 million in exchange for net cash proceeds of $15.0 million, reflecting a 6% OID. The prepaid advance bears interest at 4% per annum and matures on December 11, 2027.

While amounts remain outstanding under the agreement, Yorkville may periodically deliver purchase notices requiring the Company to issue shares of its Class A common stock in partial or full satisfaction of amounts outstanding under the prepaid advance. The purchase price per share is equal to the lower of (i) $0.2153 or (ii) 90% of the lowest daily VWAP of the Company’s Class A common stock during the applicable five-trading-day pricing period, subject to a minimum purchase price of $0.10 per share.

The Company concluded that the variable-priced conversion and settlement provisions embedded within the prepaid advance require bifurcation as an embedded derivative liability under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Accordingly, the embedded derivative was initially recognized at fair value upon issuance, with a corresponding debt discount recorded against the debt host. The embedded derivative is subsequently remeasured at fair value each reporting period, with changes in fair value recognized in other income (expense), net.

Embedded Derivatives

The Company identified embedded derivative features within certain convertible promissory notes that required bifurcation and separate accounting as derivative liabilities under ASC 815. These features primarily relate to conversion options with variable pricing mechanisms.

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

The following table summarizes the key inputs used in the valuation of the embedded derivatives at inception and as of June 30, 2026:

Assumption	Weighted Average at Inception	Weighted Average at June 30, 2026
Valuation technique	Monte Carlo Simulation	Monte Carlo Simulation
Risk-free interest rate	3.8%	4.0%
Expected volatility	122%	135%
Credit-risk adjusted rate	22%	26%
Time to maturity (years)	1.6	1.4
Stock price at valuation date	$0.47	$0.14
Dividend yield	0%	0%

The Monte Carlo simulation utilized 100,000 iterations and incorporated conversion mechanics, including the floor price and the VWAP-based conversion price as defined in each agreement. The incremental value attributable to the conversion feature was isolated to determine its impact on the overall fair value of the embedded option.

Loss on Extinguishment of Convertible Notes

During the six months ended June 30, 2026, the Company did not recognize any gains or losses on extinguishment of convertible notes.

During the six months ended June 30, 2025, the Company recognized a net loss on extinguishment of convertible notes of $4.6 million, consisting primarily of losses recognized on certain exchange or refinancing transactions where newly issued instruments were determined to be substantially different from the original debt instruments under applicable accounting guidance.

Contractual Maturities

Principal maturities of the Company’s convertible notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of June 30, 2026, were:

Year	Principal
2026 (remainder)	$19,456,000
2027	12,768,000
$32,224,000

14. COMMITMENTS AND CONTINGENCIES

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

Dowagiac Data Center Litigation

On May 26, 2026, a purported class action complaint was filed against Alliance Cloud Services, LLC (“Alliance Cloud Services”), an indirect, wholly owned subsidiary of the Company, in the United States District Court for the Western District of Michigan. The complaint alleges that operations at the Company’s Michigan data center have generated excessive noise, asserting claims for private nuisance, public nuisance and negligence, and seeks unspecified monetary damages and other relief on behalf of a proposed class of nearby residents.

On July 24, 2026, Alliance Cloud Services filed a partial motion to dismiss the public nuisance and negligence claims. On July 28, 2026, the Court entered an order permitting the plaintiffs to file an amended complaint in response to the motion. If an amended complaint is filed, the pending motion will be denied without prejudice as moot; otherwise, the Court will consider the motion after briefing is complete.

The Company believes the claims are without merit and intends to vigorously defend the action. At this stage of the proceedings, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.

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

15. STOCKHOLDERS’ EQUITY

Class A Common Stock

Class A common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon any liquidation of the Company.

On December 19, 2025, the Company entered into an at-the-market issuance sales agreement providing for the sale of up to $50.0 million of additional shares of Class A common stock under its effective shelf registration statement. On January 16, 2026, the Company entered into an amended and restated At-the-Market Issuance Sales Agreement (the “Prior ATM Agreement”) with Spartan Capital Securities, LLC (“Spartan Capital”), as lead sales agent, and Wilson-Davis & Co., Inc., as an additional sales agent, pursuant to which the Company was permitted to sell shares of its Class A common stock from time to time through at-the-market offerings.

On May 27, 2026, the Company provided notice of its election to terminate the Prior ATM Agreement, with such termination becoming effective on June 8, 2026. Prior to its termination, the Company had sold approximately 137.6 million shares of its Class A common stock under the Prior ATM Agreement for aggregate gross proceeds of approximately $24.6 million.

On June 18, 2026, the Company entered into a new At-the-Market Issuance Sales Agreement (the “2026 ATM Agreement”) with Spartan Capital, pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $300.0 million from time to time through an at-the-market offering.

During the three and six months ended June 30, 2026, the Company sold approximately 126.2 million shares under the 2026 ATM Agreement for aggregate gross proceeds of approximately $25.5 million, before deducting commissions and offering expenses.

On April 16, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of its Class A common stock from 500 million shares to 2.5 billion shares.

Tender Offer

On June 8, 2026, the Company completed a cash tender offer to repurchase shares of its Class A common stock. Pursuant to the tender offer, the Company repurchased 8,731,574 shares of its Class A common stock from stockholders who validly tendered their shares at a purchase price of $0.21 per share, for an aggregate purchase price of approximately $1.8 million.

The repurchased shares were retired during the quarter ended June 30, 2026 and are reflected as a reduction of stockholders’ equity in the accompanying condensed consolidated financial statements.

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

Series D Preferred ATM Offering Activity

On February 13, 2026, the Company entered into an at-the-market issuance sales agreement to sell shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Series D Preferred”), having an aggregate offering price of up to $35.4 million from time to time, through an “at the market offering” (the “Series Preferred D ATM Offering”). During the period between January 1, 2026 through June 30, 2026, the Company sold an aggregate of 33,984 shares of Series D Preferred Stock pursuant to its Series Preferred D ATM offering for net proceeds of $0.6 million.

Preferred Stock

Preferred stock as of June 30, 2026 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at June 30, 2026
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series B Convertible Preferred Stock	$0.001	$1,000	60,000	3,000,000	3,000
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	15,490,000	619,597
Series E Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	960,000	960
Series H Convertible Preferred Stock	$0.001	$1,000	100,000	4,000,000	4,000
Unallocated			18,240,000	-	-
Total			25,000,000	$90,875,000	2,333,172

Preferred stock as of December 31, 2025 consisted of the following:

	Par Value Per Share	Stated Value Per Share	Shares Authorized	Liquidation Preference	Shares Issued and Outstanding at December 31, 2025
Series A Convertible Preferred Stock	$0.001	$25	1,000,000	$176,000	7,040
Series B Convertible Preferred Stock	$0.001	$1,000	60,000	3,000,000	3,000
Series C Convertible Preferred Stock	$0.001	$1,000	75,000	50,000,000	50,000
Series D Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,000,000	14,640,000	585,613
Series E Cumulative Redeemable Perpetual Preferred Stock	$0.001	$25	2,500,000	16,250,000	649,998
Series F Exchangeable Preferred Stock	$0.001	$1,000	1,000,000	999,000	998,577
Series G Convertible Preferred Stock	$0.001	$1,000	25,000	960,000	960
Series H Convertible Preferred Stock	$0.001	$1,000	100,000	4,000,000	4,000
Unallocated			18,240,000	-	-
Total			25,000,000	$90,025,000	2,299,188

The Company is authorized to issue 25.0 million shares of preferred stock, $0.001 par value. As of June 30, 2026, the rights, preferences, privileges and restrictions on the remaining authorized 18.2 million shares of preferred stock had not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Related Party Note Receivable

At June 30, 2026, the Company presented the $5.0 million principal balance of its note receivable from Ault & Company as a deduction from stockholders’ equity. See Note 9 for additional information.

16. INCOME TAXES

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

17. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s Class A common stock, consisted of the following at June 30, 2026 and 2025:

	June 30,	June 30,
	2026	2025
Convertible preferred stock	483,344,000	47,533,000
Convertible notes	122,802,000	5,632,000
Stock options	14,004,000	-
Warrants	639,000	639,000
Total	620,789,000	53,804,000

18. SEGMENT AND CUSTOMERS INFORMATION

The Company had the following reportable segments as of June 30, 2026 and 2025; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the six months ended June 30, 2026:

	Defense	Fintech	Sentinum	AGREE	Energy	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$22,053,000	$-	$22,053,000
Revenue, defense solutions	23,834,000	-	-	-	-	-	23,834,000
Revenue, crypto assets mining	-	-	10,000,000	-	-	-	10,000,000
Revenue, hotel and real estate operations	-	-	468,000	9,257,000	-	-	9,725,000
Revenue, lending and trading activities	-	9,242,000	-	-	-	-	9,242,000
Revenue, other	-	-	-	-	-	4,066,000	4,066,000
Total revenue	23,834,000	9,242,000	10,468,000	9,257,000	22,053,000	4,066,000	78,920,000
Cost of revenue	15,720,000	2,954,000	13,237,000	6,293,000	14,507,000	2,345,000	55,056,000
Gross profit (loss)	8,114,000	6,288,000	(2,769,000)	2,964,000	7,546,000	1,721,000	23,864,000
Operating expenses
General and administrative	6,556,000	263,000	2,114,000	2,520,000	4,444,000	22,474,000	38,371,000
Selling and marketing	1,453,000	-	-	-	-	12,298,000	13,751,000
Research and development	1,281,000	-	-	-	-	7,800,000	9,081,000
Change in fair value of crypto assets	-	-	3,788,000	-	-	961,000	4,749,000
Impairment of property and equipment	-	-	2,300,000	-	-	-	2,300,000
Total operating expenses	9,290,000	263,000	8,202,000	2,520,000	4,444,000	43,533,000	68,252,000
(Loss) income from operations	$(1,176,000)	$6,025,000	$(10,971,000)	$444,000	$3,102,000	$(41,812,000)	(44,388,000)
Other income (expense):
Interest and other income							1,212,000
Interest expense							(10,488,000)
Gain on extinguishment of settlement obligation							16,060,000
Change in fair value of crypto assets, restricted							(7,077,000)
Impairment of crypto assets, restricted							(7,123,000)
Gain on extinguishment of debt							759,000
Change in fair value of embedded derivative liabilities							2,151,000
Total other expense, net							(4,506,000)
Loss before income taxes							$(48,894,000)

Depreciation and amortization expense	$950,000	$-	$5,362,000	$1,429,000	$2,072,000	$1,176,000	$10,989,000

Interest expense	$(1,320,000)	$-	$(1,000)	$(4,314,000)	$(465,000)	$(3,988,000)	$(10,088,000)

Capital expenditures for the six months ended June 30, 2026	$48,000	$-	$8,727,000	$353,000	$1,513,000	$6,649,000	$17,290,000

Segment identifiable assets as of June 30, 2026	$45,528,000	$22,137,000	$65,882,000	$65,597,000	$45,815,000	$104,674,000	$349,633,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended June 30, 2026:

	Defense	Fintech	Sentinum	AGREE	Energy	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$11,052,000	$-	$11,052,000
Revenue, defense solutions	11,916,000	-	-	-	-	-	11,916,000
Revenue, crypto assets mining	-	-	4,923,000	-	-	-	4,923,000
Revenue, hotel and real estate operations	-	-	215,000	5,654,000	-	-	5,869,000
Revenue, lending and trading activities	-	(2,279,000)	-	-	-	-	(2,279,000)
Revenue, other	-	-	-	-	-	3,360,000	3,360,000
Total revenue	11,916,000	(2,279,000)	5,138,000	5,654,000	11,052,000	3,360,000	34,841,000
Cost of revenue	7,761,000	1,010,000	5,627,000	3,303,000	7,327,000	1,018,000	26,046,000
Gross profit (loss)	4,155,000	(3,289,000)	(489,000)	2,351,000	3,725,000	2,342,000	8,795,000
Operating expenses
General and administrative	3,000,000	254,000	1,157,000	1,163,000	2,252,000	12,019,000	19,845,000
Selling and marketing	691,000	-	-	-	-	7,448,000	8,139,000
Research and development	748,000	-	-	-	-	3,533,000	4,281,000
Change in fair value of crypto assets	-	-	(2,967,000)	-	-	311,000	(2,656,000)
Impairment of property and equipment	-	-	2,300,000	-	-	-	2,300,000
Total operating expenses	4,439,000	254,000	490,000	1,163,000	2,252,000	23,311,000	31,909,000
(Loss) income from operations	$(284,000)	$(3,543,000)	$(979,000)	$1,188,000	$1,473,000	$(20,969,000)	(23,114,000)
Other income (expense):
Interest and other income							443,000
Interest expense							(3,942,000)
Gain on extinguishment of settlement obligation							16,060,000
Change in fair value of crypto assets, restricted							(2,395,000)
Impairment of crypto assets, restricted							(7,123,000)
Gain on extinguishment of debt							270,000
Change in fair value of embedded derivative liabilities							827,000
Total other expense, net							4,140,000
Loss before income taxes							$(18,974,000)

Depreciation and amortization expense	$405,000	$-	$1,820,000	$721,000	$1,051,000	$617,000	$4,614,000

Interest expense	$(718,000)	$-	$-	$(904,000)	$(194,000)	$(1,726,000)	$(3,542,000)

Capital expenditures for the three months ended June 30, 2026	$-	$-	$2,204,000	$233,000	$31,000	$4,256,000	$6,724,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the six months ended June 30, 2025:

	Defense	Fintech	Sentinum	AGREE	Energy	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$25,351,000	$-	$25,351,000
Revenue, crypto assets mining	-	-	9,882,000	-	-	-	9,882,000
Revenue, hotel and real estate operations	-	-	761,000	8,526,000	-	-	9,287,000
Revenue, lending and trading activities	-	1,798,000	-	-	-	-	1,798,000
Revenue, other	3,284,000	-	-	-	29,000	1,246,000	4,559,000
Total revenue	3,284,000	1,798,000	10,643,000	8,526,000	25,380,000	1,246,000	50,877,000
Cost of revenue	1,873,000	-	14,105,000	6,129,000	16,505,000	855,000	39,467,000
Gross profit (loss)	1,411,000	1,798,000	(3,462,000)	2,397,000	8,875,000	391,000	11,410,000
Operating expenses
Research and development	231,000	-	-	-	-	10,000	241,000
Selling and marketing	494,000	-	-	-	-	8,117,000	8,611,000
General and administrative	1,969,000	353,000	(337,000)	2,877,000	4,346,000	9,861,000	19,069,000
Total operating expenses	2,694,000	353,000	(337,000)	2,877,000	4,346,000	17,988,000	27,921,000
(Loss) income from operations	$(1,283,000)	$1,445,000	$(3,125,000)	$(480,000)	$4,529,000	$(17,597,000)	(16,511,000)
Other income (expense):
Interest and other income							1,321,000
Interest expense							(11,503,000)
Loss on extinguishment of debt							(4,569,000)
Gain on deconsolidation of subsidiary							9,690,000
Loss on the sale of fixed assets							(559,000)
Total other expense, net							(5,620,000)
Loss before income taxes							$(22,131,000)

Depreciation and amortization expense	$39,000	$-	$5,078,000	$1,663,000	$2,201,000	$996,000	$9,977,000

Interest expense	$(15,000)	$-	$(1,000)	$(3,974,000)	$(1,283,000)	$(6,230,000)	$(11,503,000)

Capital expenditures for the six months ended June 30, 2025	$-	$-	$1,674,000	$163,000	$1,398,000	$42,000	$3,277,000

Segment identifiable assets as of June 30, 2025	$2,581,000	$19,863,000	$31,525,000	$68,543,000	$42,576,000	$48,118,000	$213,206,000

The following data presents the revenues, expenditures and other operating data of the Company and its operating segments for the three months ended June 30, 2025:

	Defense	Fintech	Sentinum	AGREE	Energy	Holding Co.	Total
Revenue, crane operations	$-	$-	$-	$-	$11,582,000	$-	$11,582,000
Revenue, crypto assets mining	-	-	4,684,000	-	-	-	4,684,000
Revenue, hotel and real estate operations	-	-	245,000	5,377,000	-	-	5,622,000
Revenue, lending and trading activities	-	1,826,000	-	-	-	-	1,826,000
Revenue, other	1,692,000	-	-	-	-	450,000	2,142,000
Total revenue	1,692,000	1,826,000	4,929,000	5,377,000	11,582,000	450,000	25,856,000
Cost of revenue	1,012,000	-	7,074,000	3,285,000	8,141,000	217,000	19,729,000
Gross profit (loss)	680,000	1,826,000	(2,145,000)	2,092,000	3,441,000	233,000	6,127,000
Operating expenses
Research and development	106,000	-	-	-	-	6,000	112,000
Selling and marketing	248,000	-	-	-	-	6,029,000	6,277,000
General and administrative	831,000	233,000	(286,000)	1,514,000	2,009,000	5,564,000	9,865,000
Total operating expenses	1,185,000	233,000	(286,000)	1,514,000	2,009,000	11,599,000	16,254,000
(Loss) income from operations	$(505,000)	$1,593,000	$(1,859,000)	$578,000	$1,432,000	$(11,366,000)	(10,127,000)
Other income (expense):
Interest and other income							1,081,000
Interest expense							(7,664,000)
Gain on deconsolidation of subsidiary							(359,000)
Loss on the sale of fixed assets							(398,000)
Total other expense, net							(7,340,000)
Loss before income taxes							$(17,467,000)

Depreciation and amortization expense	$20,000	$-	$2,494,000	$691,000	$1,073,000	$498,000	$4,776,000

Interest expense	$(8,000)	$-	$-	$(2,135,000)	$(380,000)	$(5,141,000)	$(7,664,000)

Capital expenditures for the three months ended June 30, 2025	$-	$-	$53,000	$68,000	$260,000	$16,000	$397,000

19. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	June 30,	December 31,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Customer A	*	*	14%	18%	13%	19%
Customer B	15%	13%	*	*	*	*
Customer C	*	*	*	*	13%	*
Customer D	27%	25%	15%	*	14%	*

*	less than 10%

20. SUBSEQUENT EVENTS

Class A Common Stock ATM Offering Activity

During the period between July 1, 2026 through August 13, 2026, the Company sold an aggregate of 70.8 million shares of Class A common stock pursuant to the ATM Offering for gross proceeds of $9.2 million.

Series D Preferred ATM Offering Activity

During the period between July 1, 2026 through August 13, 2026, the Company issued an aggregate of 11,369 shares of Series D Preferred Stock pursuant to its Series Preferred D ATM Offering for gross proceeds of $0.2 million.

Morpho Bitcoin-Backed Borrowings

Subsequent to June 30, 2026, the Company received aggregate net proceeds of approximately $31.6 million from additional Bitcoin-backed borrowings through the Morpho decentralized finance lending protocol. The additional borrowings were entered into under terms consistent with the Company’s existing Morpho borrowing arrangements, including the pledge of Bitcoin as collateral.

In August 2026, the Company sold approximately 686 Bitcoin for aggregate proceeds of approximately $43.4 million and used a portion of the proceeds to repay in full all amounts outstanding under its Morpho Bitcoin-backed borrowing arrangements. Following the repayment, the Bitcoin pledged as collateral for the Morpho borrowings was released and the Company had no outstanding borrowings under the Morpho protocol.

Yorkville Prepaid Advance

Subsequent to June 30, 2026, Yorkville delivered purchase notices pursuant to the prepaid advance agreement requiring the Company to issue shares of its Class A common stock in partial satisfaction of amounts outstanding under the prepaid advance. Between July 1, 2026 and August 6, 2026, the Company issued an aggregate of approximately 27.7 million shares of its Class A common stock in satisfaction of approximately $3.1 million of amounts outstanding under the prepaid advance, consisting of approximately $3.0 million of principal and $0.1 million of accrued interest. Following such issuances, approximately $13.0 million of principal remained outstanding under the prepaid advance.

Ault & Company Related Party Lending Arrangement

On August 18, 2026, ACG entered into a Loan Agreement (the “Loan Agreement”) with Ault & Company pursuant to which ACG agreed to provide Ault & Company with a non-revolving line of credit of up to $15.0 million. Advances under the Loan Agreement are subject to ACG’s availability of capital, as determined by ACG in its sole discretion, and amounts repaid may not be reborrowed. ACG is not obligated to make additional advances after six months from the effective date of the Loan Agreement.

Each advance under the Loan Agreement will be evidenced by a promissory note that bears interest at a fixed rate of 8.5% per annum and matures three years from its date of issuance, at which time all outstanding principal and accrued interest under such note become due and payable. Upon the occurrence and during the continuance of an event of default, outstanding amounts bear interest at the applicable default rate. Ault & Company may prepay advances without penalty or premium upon notice. The form of promissory note provides for customary enforcement and collection provisions.

The $5.0 million term loan previously advanced by ACG to Ault & Company on June 12, 2026 was incorporated into the new lending arrangement. Upon execution of the Loan Agreement, the prior note was cancelled and replaced by a note issued pursuant to the Loan Agreement, and the outstanding principal and accrued interest under the prior note became an advance under the Loan Agreement. On August 18, 2026, ACG made an additional advance of $2.0 million to Ault & Company under the Loan Agreement, evidenced by a promissory note issued pursuant to the Loan Agreement. As a result, as of August 18, 2026, aggregate principal advances outstanding under the Loan Agreement were $7.0 million.

In connection with the Loan Agreement, Milton C. Ault III, the Chief Executive Officer and controlling stockholder of Ault & Company and Executive Chairman of the Company, provided an absolute and unconditional personal guaranty of Ault & Company’s payment obligations under the lending arrangement.

The proceeds of advances under the Loan Agreement are restricted to the repayment of Ault & Company’s existing indebtedness, the redemption of certain outstanding preferred equity of Ault & Company and working capital purposes. The Loan Agreement prohibits Ault & Company from using any portion of the proceeds to extend credit, directly or indirectly, to any director, executive officer or equivalent person of Ault & Company or any of its affiliates in a manner that would constitute a personal loan prohibited by Section 13(k) of the Exchange Act.

Investment in Alzamend, Related Party

On July 31, 2026, Ault Lending entered into a securities purchase agreement with Alzamend Neuro, Inc. (“Alzamend”), a related party, pursuant to which Ault Lending agreed to purchase up to $25.0 million of Alzamend’s newly designated Series D Convertible Preferred Stock in one or more closings. At the initial closing on July 31, 2026, Ault Lending purchased $7.5 million of Alzamend Series D Convertible Preferred Stock. Subject to the terms and conditions of the securities purchase agreement, Ault Lending has committed to purchase an additional (i) $2.5 million in a second closing within ten (10) days after a resale registration statement has been declared effective and (ii) $1.0 million on each monthly anniversary thereafter until the entire $25.0 million has been purchased. Ault Lending may, at its option, purchase any shares of Series D Convertible Preferred Stock prior to a scheduled closing date.

The Series D Convertible Preferred Stock is convertible into shares of Alzamend common stock at a variable conversion price, subject to a stated floor price and maximum price and other terms and conditions set forth in the securities purchase agreement and certificate of designation.

Reverse Stock Split

On August 6, 2026, the Company’s Board of Directors authorized the formation of a special committee and delegated to the committee the authority to determine the ratio and effective date of a reverse stock split of the Company’s Class A common stock and Class B common stock. Subsequently, the committee approved a one-for-five reverse stock split, which is expected to become effective on August 24, 2026. The Company expects its Class A common stock to begin trading on the NYSE American on a split-adjusted basis on August 25, 2026.

The reverse stock split, when effective, will reduce the number of issued and outstanding shares of Class A common stock and Class B common stock in the same one-for-five proportion, as well as the number of shares available for issuance under the Company’s equity incentive plans and the number of shares issuable upon exercise of outstanding stock options and warrants. The par value of the Class A common stock and Class B common stock will remain unchanged at $0.001 per share. No fractional shares will be issued in connection with the reverse stock split; stockholders otherwise entitled to fractional shares will receive cash in lieu thereof.

Because the reverse stock split had not become effective as of the date these condensed consolidated financial statements were issued, the share and per-share amounts presented herein have not been adjusted to reflect the reverse stock split.

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

Through another of its wholly owned subsidiaries, Ault Capital Group, Inc. (“ACG”), the Company currently holds a portfolio of diversified businesses and strategic investments spanning commercial lending and trading, an AI software platform, equipment rental services, defense/aerospace, industrial, automotive, medical and hotel operations. In addition, ACG is actively engaged in extending private credit and structured finance through a licensed lending subsidiary. Hyperscale Data currently expects the divestiture of ACG (the “Divestiture”) to occur in 2027, though there can be no assurance that the Divestiture will be completed during such quarter. Upon the occurrence of the Divestiture, the Company would operate as a focused AI data center and Bitcoin infrastructure company.

Recent Events and Developments

On December 19, 2025, we entered into an At-the-Market Issuance Sales Agreement with Spartan Capital Securities, LLC (“Spartan”), as sales agent to sell shares of our Class A common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” (the “Prior ATM Offering”) as defined in Rule 415 under the Securities Act. On December 19, 2025, we filed a prospectus supplement with the SEC relating to the offer and sale of up to $50 million of Class A common stock in the ATM Offering. On January 16, 2026, we amended the At-the-Market Issuance Sales Agreement and filed a prospectus supplement to indicate that Spartan will serve as the lead sales agent and to add Wilson-Davis & Co., Inc. (“Wilson-Davis”) as an additional sales agent.

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

In January and February 2026, we issued two short-term term notes to an institutional investor for aggregate gross proceeds of $10.0 million. Repayment obligations under the note were guaranteed by Ault & Company and Milton C. Ault, III, our Executive Chairman. Both notes have since been repaid in full.

In April 2026, we entered into an additional short-term term note with the same institutional investor for gross proceeds of $10.0 million. The note was issued with an original issue discount of $0.8 million and had a principal face amount of $10.8 million. The note bore interest at 12% per annum and matured on June 29, 2026. Beginning May 8, 2026, we were required to make weekly principal payments of $0.7 million through June 26, 2026, with the remaining outstanding principal balance and accrued interest due at maturity. The note was prepaid and fully satisfied during the three months ended June 30, 2026. Accordingly, no amounts were outstanding under the term note as of June 30, 2026. Repayment obligations under the note were guaranteed by Ault & Company and Milton C. Ault, III, our Executive Chairman.

On May 27, 2026, we provided notice of our election to terminate our Prior ATM Offering, with such termination becoming effective on June 8, 2026. Prior to its termination, we had sold approximately 137.6 million shares of our Class A common stock under the program for aggregate gross proceeds of approximately $24.6 million.

On June 18, 2026, we entered into a new At-the-Market Issuance Sales Agreement with Spartan as sales agent, pursuant to which we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $300.0 million from time to time. Sales under the new ATM program are made pursuant to our effective shelf registration statement on Form S-3.

On June 11, 2026, we entered into a Prepaid Advance Agreement with YA II PN, Ltd. (“Yorkville”), pursuant to which we received net proceeds of approximately $15.0 million in exchange for a prepaid advance with an initial principal balance of approximately $16.0 million. The prepaid advance bears interest at 4% per annum and matures on December 11, 2027. The advance will be repaid through periodic cash payments or, subject to the terms of the agreement, through the issuance of shares of our Class A common stock based on a formula tied to the market price of our common stock. We may also prepay all or a portion of the outstanding balance under certain circumstances. The financing provides us with additional capital to support our strategic initiatives and general corporate purposes.

On June 23, 2026, our indirect wholly owned subsidiary, Alliance Cloud Services, LLC (the “Provider”) entered into a Master Services Agreement (the “Agreement”) with a customer (the “Customer”) to deploy a total of approximately 20 megawatts (“MW”), to be delivered by Provider in phases as described herein, for AI computing at the Provider’s AI data center campus in Dowagiac, Michigan (the “Facility”). Pursuant to the Agreement, the Provider agrees to provide to Customer, certain colocation and related data center services that are set forth in the Agreement (each, a “Service” and collectively, the “Services”) at the recurring service charges for each Contract Year (as defined below).

Further, the Agreement provides for the Provider granting the Customer an exclusive license (the “License”) to use a certain area of the Facility (the “Service Area”), for an initial term of 10 years and two five-year extension options (the “Term”) to commence on the “Service Commencement Date,” which means, with respect each Phase, the date of delivery of the applicable Service Area and electrical capacity to the Customer and to end on the date which shall be the last day of the calendar month in which the end of the tenth Contract Year occurs (the “Fixed Expiration Date”) where “Contract Year” means (i) with respect to the first Contract Year, the period commencing on the Service Commencement Date and ending on the day before the first anniversary of the later to occur of (x) the Service Commencement Date of Phase 1 and (y) the date that is six months after the Execution Date, and (y) each successive 12 month period after the First Year Expiration Date until the Fixed Expiration Date. If available, the Agreement also provides the Customer with a right of first offer to an additional 32 MW of critical AI compute capacity.

The License applies to the following Phases (each, a “Phase” and collectively the “Phases”):

(a)       ”Phase 1”, consisting of power modules for 10 MW of critical information technology (“IT”) power capacity to a portion of the Service Area, with a targeted delivery date of 90 days after the Execution Date; and

(b)       ”Phase 2”, consisting of power modules for an additional 10 MW of critical IT power capacity to a different portion of the Service Area, with a targeted delivery date of 180 days after the Execution Date.

Pursuant to the Agreement, assuming the Customer elects to exercise the two five-year extension options, the total contract value to the Provider is approximately $1.2 billion during the Term, subject to the Provider meeting its obligations under the Agreement. If the Customer exercises its right of first offer within the first two years from the Execution Date for the additional 32 MW of critical AI compute capacity, then the total contract value to the Provider would increase to approximately $3.0 billion. The Agreement provides for certain one-time payments by the Customer in connection with Phase 1 and Phase 2 fit out work, as well as a monthly colocation fee to paid by the Customer for Phase 1 and Phase 2 (a portion of which is to be prepaid), based upon the number of kilowatts delivered.

The Agreement requires the Provider to construct, equip, and commission two Phases of the Service Area at the Facility, with Phase 1 (10 MW) ready-for-service date targeted at September 21, 2026 and with full deployment in Phase 2 (10 MW) targeted by the end of 2026.

As of June 30, 2026, we had sold an aggregate of approximately 126.2 million shares of our Class A common stock under the new ATM program for gross proceeds of approximately $25.5 million.

As of June 30, 2026, we had sold 33,984 shares of our Series D Preferred under the Series D Preferred ATM Offering for gross proceeds of approximately $0.8 million.

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

In recent years, we have provided capital and relevant expertise to fuel the growth of businesses in our AI software platform, equipment rental services, defense, industrial and hotel operations. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

Hyperscale Data is a Delaware corporation with its corporate office located at 11411 Southern Highlands Pkwy, Suite 190, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is https://hyperscaledata.com/.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
	2026	2025

Revenue, crane operations	$11,052,000	$11,582,000
Revenue, defense solutions	11,916,000	1,692,000
Revenue, crypto assets mining	4,923,000	4,684,000
Revenue, hotel and real estate operations	5,869,000	5,622,000
Revenue, lending and trading activities	(2,279,000)	1,826,000
Revenue, other	3,360,000	450,000
Total revenue	34,841,000	25,856,000
Cost of revenue, crane operations	7,327,000	8,141,000
Cost of revenue, defense solutions	7,761,000	1,012,000
Cost of revenue, crypto assets mining	5,627,000	7,074,000
Cost of revenue, hotel and real estate operations	3,303,000	3,285,000
Cost of revenue, lending and trading activities	1,010,000	-
Cost of revenue, other	1,018,000	217,000
Total cost of revenue	26,046,000	19,729,000
Gross profit	8,795,000	6,127,000
Operating expenses
General and administrative	19,845,000	9,865,000
Selling and marketing	8,139,000	6,277,000
Research and development	4,281,000	112,000
Impairment of property and equipment	2,300,000	-
Change in fair value of crypto assets	(2,656,000)	-
Total operating expenses	31,909,000	16,254,000
Loss from operations	(23,114,000)	(10,127,000)
Other income (expense):
Interest and other income	443,000	1,081,000
Interest expense	(3,942,000)	(7,664,000)
Gain on extinguishment of settlement obligation	16,060,000	-
Change in fair value of crypto assets, restricted	(2,395,000)	-
Impairment of crypto assets, restricted	(7,123,000)	-
Gain on extinguishment of debt	270,000	-
Change in fair value of embedded derivative liabilities	827,000	-
Loss on deconsolidation of subsidiary	-	(359,000)
Loss on the sale of fixed assets	-	(398,000)
Total other income (expense), net	4,140,000	(7,340,000)
Loss before income taxes	(18,974,000)	(17,467,000)
Income tax benefit	(24,000)	(129,000)
Net loss	(18,950,000)	(17,338,000)
Net income attributable to non-controlling interest	(406,000)	(1,713,000)
Net loss attributable to Hyperscale Data, Inc.	(19,356,000)	(19,051,000)
Preferred dividends	(2,298,000)	(2,215,000)
Net loss attributable to common stockholders	$(21,654,000)	$(21,266,000)
Comprehensive loss
Net loss attributable to common stockholders	$(21,654,000)	$(21,266,000)
Other comprehensive income
Foreign currency translation adjustment	1,359,000	-
Other comprehensive income	1,359,000	-
Total comprehensive loss	$(20,295,000)	$(21,266,000)

Revenues

Revenues by business category for the three months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		Increase
	2026	2025	(Decrease)%
Sentinum
Revenue, crypto assets mining	$4,923,000	$4,684,000	$239,000	5%
Revenue, commercial real estate leases	215,000	245,000	(30,000)	-12%
Energy	11,052,000	11,582,000	(530,000)	-5%
AGREE	5,654,000	5,377,000	277,000	5%
Defense	11,916,000	1,692,000	10,224,000	604%
Fintech	(2,279,000)	1,826,000	(4,105,000)	-225%
Other	3,360,000	450,000	2,910,000	647%
Total revenue	$34,841,000	$25,856,000	$8,985,000	35%

Sentinum

Revenues from Sentinum’s crypto asset mining operations increased by $0.2 million to $4.9 million for the three months ended June 30, 2026, compared to $4.7 million for the same period in 2025. The increase in mining revenue was driven by the deployment of 4,092 Bitmain S21+ and S21 Pro Antminers in November 2025, partially offset by a 10% increase in the average Bitcoin network difficulty level and a 27% decrease in the average Bitcoin price and during the three months ended June 30, 2026, compared to the same period in 2025.

Energy

Energy revenues from Circle 8’s crane operations decreased by approximately $0.5 million, or 5%, for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to lower activity from certain oil and gas customers, reflecting industry consolidation and a reduction in drilling locations requiring crane services.

Fintech

Revenues from our lending and trading activities decreased by approximately $4.1 million to negative $2.3 million for the three months ended June 30, 2026, compared to revenue of $1.8 million for the same period in 2025. The decrease was primarily attributable to non-cash unrealized losses on equity securities and changes in the fair value of warrant-related derivative instruments, which was partially offset by increased interest and fee income. Interest income increased primarily due to the accretion of discounts on our loans receivable, while fee income increased due to fees earned in connection with that lending activity.

Revenues from our trading activities for the three months ended June 30, 2026 also included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Defense

Defense segment revenues increased by approximately $10.2 million, or 604%, to $11.9 million for the three months ended June 30, 2026, compared to $1.7 million for the same period in 2025. The increase was primarily attributable to the inclusion of revenues from our Gresham Worldwide, Inc. (“Gresham”) defense subsidiary that reemerged from Chapter 11 bankruptcy proceedings and was reconsolidated in late 2025. As a result, no revenues from that subsidiary were included in the comparable prior-year period.

AGREE

Revenues from AGREE’s hotel operations increased by approximately $0.3 million, or 5%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by higher occupancy resulting from increased guest demand, while average daily rates remained relatively consistent with the prior-year period. The combination of higher occupancy and stable room rates contributed to improved revenue per available room and overall hotel operating performance.

Other

Other revenues increased by approximately $2.9 million, or 647%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to revenues generated from our blockchain initiatives.

Gross Profits and Margins

Gross profit increased by approximately $2.7 million, or 44%, to $8.8 million for the three months ended June 30, 2026, compared to $6.1 million for the same period in 2025. Gross margin increased to 25% from 24% in the prior-year period. The improvement was primarily attributable to growth of our Defense operations following the reconsolidation of a subsidiary in late 2025, higher-margin blockchain-related revenues, and improved margins within our crane and hotel operations. These favorable factors were partially offset by negative gross margins from our lending and trading activities, driven primarily by non-cash fair value adjustments, and continued negative gross margins from crypto asset mining activities.

Research and Development

Research and development expenses were $4.3 million for the three months ended June 30, 2026, compared to $0.1 million for the three months ended June 30, 2025, an increase of approximately $4.2 million. The increase reflects increased investment in the development of our AI and blockchain initiatives as these development efforts continue to scale.

Selling and Marketing

Selling and marketing expenses were $8.1 million for the three months ended June 30, 2026, compared to $6.2 million for the three months ended June 30, 2025, an increase of $1.9 million, or 30%, reflecting increased investment in brand-building initiatives and expanded marketing campaigns to support our growth strategy.

General and Administrative

General and administrative expenses were $19.8 million for the three months ended June 30, 2026, compared to $9.9 million for the same period in 2025, an increase of $10.0 million, or 101%. The increase primarily reflected approximately $2.6 million of expenses associated with the reconsolidation of Gresham, $2.0 million of higher employee compensation and benefits as we expanded our operations, $1.5 million of higher legal and professional fees supporting strategic and corporate initiatives, $1.5 million of higher travel-related expenses and approximately $2.4 million of other net increases in corporate operating costs.

Impairment of Property and Equipment

During the three months ended June 30, 2026, we recorded a $2.3 million impairment charge related to certain Bitcoin mining equipment located at our Michigan data center. The impairment was triggered by our execution of a master services agreement with a third-party customer for AI compute, neocloud and colocation services. As we prepare to allocate a significant portion of the facility’s available electrical capacity to support that customer’s deployments, we expect to substantially wind down our Bitcoin mining operations at the Michigan data center. The impairment reflects our strategic transition of the facility from Bitcoin mining to AI infrastructure services, rather than any deterioration in the physical condition of the equipment.

At the time of our impairment analysis, we had not yet determined whether the affected mining equipment would be relocated to another facility, sold or otherwise disposed of. Because we expect the equipment to no longer be used at the Michigan data center and its future use remained uncertain, we concluded that the carrying amount of the related asset group was not recoverable. Accordingly, we recorded an impairment charge to reduce the carrying value of the equipment to its estimated fair value, which was determined primarily using observable market data for comparable Bitcoin mining equipment under an orderly liquidation value approach.

Change in Fair Value of Crypto Assets

We recorded a $2.7 million gain related to the change in fair value of crypto assets for the three months ended June 30, 2026. The gain primarily reflects increases in the market price of Bitcoin during periods in which we held higher balances of unrestricted crypto assets prior to transferring a significant portion of our Bitcoin holdings to restricted crypto assets during the quarter.

Other Income (Expense), Net

Other income, net was $4.1 million for the three months ended June 30, 2026, compared to other expense, net of $7.3 million for the same period in 2025. The favorable change was primarily attributable to the gain on extinguishment of a settlement obligation and lower interest expense, partially offset by losses related to the change in fair value of restricted crypto assets, including changes in fair value and impairment charges.

Interest and other income totaled $0.4 million for the three months ended June 30, 2026, compared to $1.1 million for the same period in 2025, primarily reflecting lower income from various non-operating sources.

Interest expense decreased by approximately $3.7 million, or 49%, to $3.9 million for the three months ended June 30, 2026, compared to $7.7 million for the same period in 2025. The decrease was primarily attributable to lower non-cash amortization of debt discounts and reduced contractual interest expense, reflecting changes in our financing mix and lower average borrowing costs during the current period. The decrease also reflects the absence of forbearance fees recognized in the prior-year period.

During the three months ended June 30, 2026, we recognized a gain of approximately $16.0 million related to the extinguishment of a settlement obligation. The gain resulted from management’s determination that it had substantially satisfied its obligations under a settlement agreement to identify and distribute proceeds to eligible stockholders of a former subsidiary and that substantially all of the remaining obligation had been extinguished.

We recorded a loss of approximately $2.4 million related to the change in fair value of crypto assets, restricted for the three months ended June 30, 2026, reflecting declines in the market price of restricted Bitcoin during the period. In addition, we recognized an impairment charge of approximately $7.1 million related to cbBTC pledged as collateral for our Bitcoin-backed borrowings.

During the three months ended June 30, 2026, we recognized a gain on extinguishment of debt of approximately $0.3 million, reflecting the settlement of certain debt obligations on favorable terms. No comparable gains were recognized during the prior-year period.

We recognized a non-cash gain of $0.8 million during the three months ended June 30, 2026, primarily related to the remeasurement of the embedded derivative associated with our Yorkville prepaid advance financing. The embedded derivative is measured at fair value each reporting period, and changes in fair value are recognized in earnings. No comparable gain or loss was recognized during the three months ended June 30, 2025.

Income Tax Benefit

We recorded an income tax benefit of approximately $24,000 for the three months ended June 30, 2026, compared to $0.1 million for the same period in 2025. The effective tax rate for the three months ended June 30, 2026 was approximately 0.1%, compared to 0.7% for the same period in 2025. The effective tax rate differs from the statutory rate primarily due to the impact of valuation allowances and the mix of income and losses across jurisdictions.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30,
	2026	2025
Revenue, crane operations	$22,053,000	$25,351,000
Revenue, defense solutions	23,834,000	3,284,000
Revenue, crypto assets mining	10,000,000	9,882,000
Revenue, hotel and real estate operations	9,725,000	9,287,000
Revenue, lending and trading activities	9,242,000	1,798,000
Revenue, other	4,066,000	1,275,000
Total revenue	78,920,000	50,877,000
Cost of revenue, crane operations	14,507,000	16,388,000
Cost of revenue, defense solutions	15,720,000	1,873,000
Cost of revenue, crypto assets mining	13,237,000	14,105,000
Cost of revenue, hotel and real estate operations	6,293,000	6,129,000
Cost of revenue, lending and trading activities	2,954,000	-
Cost of revenue, other	2,345,000	972,000
Total cost of revenue	55,056,000	39,467,000
Gross profit	23,864,000	11,410,000
Operating expenses
General and administrative	38,371,000	19,069,000
Selling and marketing	13,751,000	8,611,000
Research and development	9,081,000	241,000
Impairment of property and equipment	2,300,000	-
Change in fair value of crypto assets	4,749,000	-
Total operating expenses	68,252,000	27,921,000
Loss from operations	(44,388,000)	(16,511,000)
Other (expense) income:
Interest and other income	1,212,000	1,321,000
Interest expense	(10,488,000)	(11,503,000)
Gain on extinguishment of settlement obligation	16,060,000	-
Change in fair value of crypto assets, restricted	(7,077,000)	-
Impairment of crypto assets, restricted	(7,123,000)	-
Gain (loss) on extinguishment of debt	759,000	(4,569,000)
Change in fair value of embedded derivative liabilities	2,151,000	-
Gain on deconsolidation of subsidiary	-	9,690,000
Loss on the sale of fixed assets	-	(559,000)
Total other expense, net	(4,506,000)	(5,620,000)
Loss before income taxes	(48,894,000)	(22,131,000)
Income tax provision (benefit)	192,000	(70,000)
Net loss	(49,086,000)	(22,061,000)
Net income attributable to non-controlling interest	(220,000)	(1,195,000)
Net loss attributable to Hyperscale Data, Inc.	(49,306,000)	(23,256,000)
Preferred dividends	(4,804,000)	(4,181,000)
Net loss attributable to common stockholders	$(54,110,000)	$(27,437,000)
Comprehensive loss
Net loss attributable to common stockholders	$(54,110,000)	$(27,437,000)
Other comprehensive income
Foreign currency translation adjustment	553,000	6,000
Other comprehensive income	553,000	6,000
Total comprehensive loss	$(53,557,000)	$(27,431,000)

Revenues

Revenues by business category for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,		Increase
	2026	2025	(Decrease)%
Sentinum
Revenue, crypto assets mining	$10,000,000	$9,882,000	$118,000	1%
Revenue, commercial real estate leases	468,000	761,000	(293,000)	-39%
Energy
Revenue, crane operations	22,053,000	25,351,000	(3,298,000)	-13%
Other	-	29,000	(29,000)	-100%
Fintech	9,242,000	1,798,000	7,444,000	414%
Defense	23,834,000	3,284,000	20,550,000	626%
AGREE	9,257,000	8,526,000	731,000	9%
Other	4,066,000	1,246,000	2,820,000	226%
Total revenue	$78,920,000	$50,877,000	$28,043,000	55%

Sentinum

Revenues from Sentinum’s crypto asset mining operations increased by $0.1 million to $10.0 million for the six months ended June 30, 2026, compared to $9.9 million for the same period in 2025. The increase in mining revenue was driven by the deployment of 4,092 Bitmain S21+ and S21 Pro Antminers in November 2025, partially offset by an 18% increase in the average Bitcoin network difficulty level and a 23% decrease in the average Bitcoin price and during the six months ended June 30, 2026, compared to the same period in 2025.

Energy

Energy revenues from Circle 8’s crane operations decreased by approximately $3.3 million, or 13%, for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to lower activity from certain oil and gas customers as a result of industry consolidation, which reduced the number of active drilling locations requiring crane services.

Fintech

Revenues from our lending and trading activities increased by approximately $7.4 million to $9.2 million for the six months ended June 30, 2026, compared to $1.8 million for the same period in 2025. The increase was primarily attributable to litigation-related proceeds associated with legacy ownership interests held by Ault Lending, partially offset by non-cash unrealized losses on equity securities and changes in the fair value of warrant-related derivative instruments.

Revenues from our trading activities for the six months ended June 30, 2026 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Defense

Defense segment revenues increased by approximately $20.6 million, or 626%, to $23.8 million for the six months ended June 30, 2026, compared to $3.3 million for the same period in 2025. The increase was primarily attributable to the inclusion of revenues from our Gresham defense subsidiary that reemerged from Chapter 11 bankruptcy proceedings and was reconsolidated in late 2025. As a result, no revenues from that subsidiary were included in the comparable prior-year period.

AGREE

Revenues from AGREE’s hotel operations increased by approximately $0.7 million, or 9%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by stronger guest demand, resulting in higher occupancy across AGREE’s hotel portfolio, together with modest improvements in average daily room rates. The combination of higher occupancy and improved room rates contributed to increased revenue per available room and overall hotel operating performance.

Other

Other revenues increased by approximately $2.8 million, or 226%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to revenues generated from our blockchain initiatives.

Gross Profit and Margins

Gross profit increased by approximately $12.5 million, or 109%, to $23.9 million for the six months ended June 30, 2026, compared to $11.4 million for the same period in 2025. Gross margin increased to 30% from 22% in the prior-year period. The improvement was primarily attributable to our Defense operations following the reconsolidation of a subsidiary in late 2025 and favorable contributions from our lending and trading activities. These favorable factors were partially offset by continued negative gross margins from crypto asset mining activities.

Research and Development

Research and development expenses were $9.1 million for the six months ended June 30, 2026, compared to $0.2 million for the six months ended June 30, 2025, an increase of approximately $8.8 million. The increase reflects increased investment in the development of our AI and blockchain initiatives as these development efforts continue to scale.

Selling and Marketing

Selling and marketing expenses were $13.8 million for the six months ended June 30, 2026, compared to $8.6 million for the six months ended June 30, 2025, an increase of $5.1 million, or 60%, reflecting increased investment in brand-building initiatives and expanded marketing campaigns to support our growth strategy.

General and Administrative

General and administrative expenses were $38.4 million for the six months ended June 30, 2026, compared to $19.1 million for the same period in 2025, an increase of $19.3 million, or 101%. The increase primarily reflected approximately $4.9 million of general and administrative expenses associated with the reconsolidation of Gresham following its acquisition in late 2025, $3.7 million of higher salaries and benefits, $3.5 million of higher legal and professional fees, $2.7 million of higher travel-related expenses, $0.7 million of higher consulting expenses and approximately $3.8 million of other net increases across our operations.

Impairment of Property and Equipment

During the six months ended June 30, 2026, we recorded a $2.3 million impairment charge related to certain Bitcoin mining equipment located at our Michigan data center. The impairment was triggered by our execution of a master services agreement with a third-party customer for AI compute, neocloud and colocation services. As we prepare to allocate a significant portion of the facility’s available electrical capacity to support that customer’s deployments, we expect to substantially wind down our Bitcoin mining operations at the Michigan data center. The impairment reflects our strategic transition of the facility from Bitcoin mining to AI infrastructure services, rather than any deterioration in the physical condition of the equipment.

At the time of our impairment analysis, we had not yet determined whether the affected mining equipment would be relocated to another facility, sold or otherwise disposed of. Because we expect the equipment to no longer be used at the Michigan data center and its future use remained uncertain, we concluded that the carrying amount of the related asset group was not recoverable. Accordingly, we recorded an impairment charge to reduce the carrying value of the equipment to its estimated fair value, which was determined primarily using observable market data for comparable Bitcoin mining equipment under an orderly liquidation value approach.

Change in Fair Value of Crypto Assets

We recorded a loss of approximately $4.7 million related to the change in fair value of crypto assets for the six months ended June 30, 2026. The loss primarily reflects the overall decline in the market price of Bitcoin during the period, resulting in an unfavorable fair value adjustment recognized in earnings.

Other Income (Expense), Net

Other expense, net was $4.5 million for the six months ended June 30, 2026, compared to $5.6 million for the same period in 2025. The year-over-year improvement was primarily attributable to the gain on extinguishment of a settlement obligation, lower interest expense and gains recognized on the extinguishment of debt and changes in the fair value of embedded derivative liabilities. These favorable items were partially offset by losses related to restricted crypto assets, including changes in fair value and impairment charges.

Interest and other income totaled $1.2 million for the six months ended June 30, 2026, compared to $1.3 million for the same period in 2025.

Interest expense decreased by approximately $1.0 million, or 9%, to $10.5 million for the six months ended June 30, 2026, compared to $11.5 million for the same period in 2025. The decrease was primarily attributable to lower non-cash amortization of debt discounts and reduced forbearance-related charges. Contractual interest expense remained substantially consistent with the prior-year period.

During the three months ended June 30, 2026, we recognized a gain of approximately $16.0 million related to the extinguishment of a settlement obligation. The gain resulted from management’s determination that we had substantially satisfied our obligations under a settlement agreement to identify and distribute proceeds to eligible stockholders of a former subsidiary and that substantially all of the remaining obligation had been extinguished.

We recorded a loss of approximately $7.1 million related to the change in fair value of crypto assets, restricted for the six months ended June 30, 2026, reflecting declines in the market price of restricted Bitcoin during the period. In addition, we recognized an impairment charge of approximately $7.1 million related to cbBTC pledged as collateral for our Bitcoin-backed borrowings.

During the six months ended June 30, 2026, we recognized a gain on extinguishment of debt of approximately $0.8 million, reflecting the settlement of certain debt obligations on favorable terms. During the comparable prior-year period, we recognized a net loss on extinguishment of debt of approximately $4.6 million, primarily related to debt exchange and refinancing transactions.

During the six months ended June 30, 2026, we also recognized a gain of approximately $2.2 million related to changes in the fair value of embedded derivative liabilities, primarily reflecting changes in the valuation of certain conversion features associated with convertible financing instruments.

Income Tax Provision (Benefit)

We recorded an income tax provision of approximately $0.2 million for the six months ended June 30, 2026, compared to a tax benefit of $0.1 million for the same period in 2025. The effective tax rate for the six months ended June 30, 2026 was approximately 0.4%, compared to -0.3% for the same period in 2025. The effective tax rate differs from the statutory rate primarily due to the impact of valuation allowances and the mix of income and losses across jurisdictions.

Liquidity and Capital Resources

As of June 30, 2026, we had $36.8 million in cash and cash equivalents and $28.3 million in restricted cash, compared to $13.1 million in cash and cash equivalents and $36.1 million in restricted cash as of December 31, 2025.

In the next 12 months, in addition to funding our operations, we expect to satisfy obligations related to scheduled debt maturities, interest payments, operating lease obligations, accrued preferred dividend obligations, and planned capital expenditures associated with our data center infrastructure and other operating businesses. These planned capital expenditures include investments necessary to construct, equip and commission the service areas, power modules and related infrastructure supporting the phased deployment of approximately 20 MW of critical power capacity at our Michigan data center pursuant to the Agreement. Management currently expects these investments to exceed $100 million over time, although the timing and amount of such expenditures will depend on construction progress, equipment procurement, customer deployment schedules and financing availability. As of June 30, 2026, our short-term obligations primarily consisted of approximately $99.2 million of current notes payable and convertible notes payable, approximately $2.0 million of current operating lease liabilities, and approximately $61.4 million of accounts payable and accrued expenses.

To fund our short-term liquidity requirements, management expects to utilize a combination of existing cash and restricted cash balances, cash generated from operations, proceeds from financings, capital raising activities, sales of investments or other assets, and other available liquidity sources. As of June 30, 2026, we also held approximately $4.4 million of crypto assets, excluding the $41.6 million of crypto assets, restricted.

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

Based on our current operating plans, existing obligations and anticipated capital expenditures, including the substantial capital required for the development of our Michigan data center, our existing cash and presently available sources of liquidity are not expected to be sufficient to meet our anticipated liquidity requirements through at least the next 12 months. We therefore expect to require significant additional financing. We intend to seek such financing through a combination of equity offerings, debt or other financing arrangements, asset monetizations and other strategic transactions. There can be no assurance that we will be able to obtain sufficient additional capital when needed or on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. See Note 2 to our condensed consolidated financial statements for additional information.

Total cash, cash equivalents and restricted cash increased by approximately $15.9 million during the six months ended June 30, 2026, primarily reflecting cash provided by financing activities, partially offset by cash used in investing activities.

Net cash used in operating activities was approximately $9.9 million for the six months ended June 30, 2026, compared to $7.0 million for the same period in 2025.

Net cash used in investing activities was approximately $45.1 million for the six months ended June 30, 2026, compared to $2.3 million for the same period in 2025. Cash used in investing activities during the six months ended June 30, 2026 consisted primarily of:

•	$17.3 million of capital expenditures related to property and equipment;

•	$12.7 million of investments in non-marketable equity securities;

•	$8.9 million of purchases of crypto assets;

•	$6.4 million of investments in loans receivable; and

•	$5.0 million of investments in a note receivable, related party.

These uses were partially offset by $5.3 million in collections on loans receivable.

Net cash provided by financing activities was approximately $70.8 million for the six months ended June 30, 2026, compared to $11.6 million for the same period in 2025.

Cash provided by financing activities during the 2026 period primarily consisted of:

•	$60.1 million of proceeds from the issuance of notes payable;

•	$50.2 million of gross proceeds from the sale of Class A common stock, net of $1.5 million in offering costs;

•	$16.1 million of proceeds from the issuance convertible notes payable;

•	$0.9 million of proceeds from the issuance of related party notes payable; and

•	$0.6 million of proceeds from the sale of Series D preferred stock.

These inflows were partially offset by:

•	$44.5 million of payments on notes payable;

•	$4.8 million of preferred dividend payments;

•	$2.4 million of repayments of related party notes payable;

•	$2.0 million of repayments on convertible notes; and

•	$1.8 million repurchase of common stock pursuant to a tender offer.

During the three months ended June 30, 2026, we completed a tender offer to repurchase shares of our Class A common stock. Upon expiration of the tender offer on June 8, 2026, we accepted for purchase 8,731,574 shares of our Class A common stock at a purchase price of $0.21 per share, for an aggregate purchase price of approximately $1.8 million.

Financing Transactions Subsequent to June 30, 2026

Class A Common Stock ATM Offering Activity

During the period between July 1, 2026 through August 13, 2026, we sold an aggregate of 70.8 million shares of Class A common stock pursuant to the ATM Offering for gross proceeds of $9.2 million.

Series D Preferred ATM Offering Activity

During the period between July 1, 2026 through August 13, 2026, we sold an aggregate of 11,369 shares of Series D Preferred Stock pursuant to our Series Preferred D ATM Offering for gross proceeds of $0.2 million.

Bitcoin-Backed Borrowings

Subsequent to June 30, 2026, we received net proceeds of approximately $31.6 million from additional Bitcoin-backed borrowings utilizing the Morpho decentralized finance lending protocol. The additional borrowings were collateralized by Bitcoin and bore interest at variable market rates.

In August 2026, we sold approximately 686 Bitcoin for aggregate proceeds of approximately $43.4 million and used a portion of the proceeds to repay in full all amounts outstanding under our Morpho Bitcoin-backed borrowing arrangements. Following the repayment, the Bitcoin pledged as collateral for the Morpho borrowings was released, and we had no outstanding borrowings under the Morpho protocol.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report because the Company has not yet fully completed its remediation of the material weaknesses in internal control over financial reporting previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the end of its most recent fiscal year.

The previously identified material weaknesses are described below:

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

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended June 30, 2026, management continued to execute its remediation plan addressing the previously identified material weaknesses, including ongoing enhancement of policies, procedures and control documentation. However, the remediation efforts have not yet operated for a sufficient period of time to conclude the material weaknesses have been remediated. Other than such continuing remediation activities, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dowagiac Data Center Litigation

On May 26, 2026, a purported class action complaint was filed against Alliance Cloud Services, LLC (“Alliance Cloud Services”), a wholly owned subsidiary ours, in the United States District Court for the Western District of Michigan. The complaint alleges that operations at our Dowagiac, Michigan data center have generated excessive noise, asserting claims for private nuisance, public nuisance and negligence, and seeks unspecified monetary damages and other relief on behalf of a proposed class of nearby residents.

On July 24, 2026, Alliance Cloud Services filed a partial motion to dismiss the public nuisance and negligence claims. On July 28, 2026, the Court entered an order permitting the plaintiffs to file an amended complaint in response to the motion. If an amended complaint is filed, the pending motion will be denied without prejudice as moot; otherwise, the Court will consider the motion after briefing is complete.

We believe the claims are without merit and intend to vigorously defend the action. At this stage of the proceedings, we are unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.           EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
2.2	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
2.3	Agreement and Plan of Merger dated December 20, 2022. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2022 as Exhibit 2.1 thereto.
3.1	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
3.6	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.7	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.8	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.9	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
3.10	Certificate of Amendment to Certificate of Incorporation (1-for-300 Reverse Stock Split of Common Stock), dated May 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on May 16, 2023 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination of the Series E convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.1 thereto.
3.12	Certificate of Elimination of the Series F convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.2 thereto.
3.13	Certificate of Elimination of the Series G convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on August 18, 2023 as Exhibit 3.3 thereto.

3.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Preferred Stock, dated November 15, 2023. Incorporated herein by reference to the Current Report on Form 8-K filed on November 21, 2023 as Exhibit 3.1 thereto.
3.15	Certificate of Elimination of the Series B convertible redeemable preferred stock of Hyperscale Data, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 12, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 12, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.2 thereto.
3.17	Second Amended and Restated Bylaws, effective as of January 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on January 12, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Increase to Certificate Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on April 4, 2024 as Exhibit 3.1 thereto.
3.19	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2024 and effective September 10, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on September 6, 2024 as Exhibit 3.1 thereto.
3.20	Certificate of Designation, Preferences and Rights relating to the 10.00% Series E Cumulative Redeemable Perpetual Preferred Stock, dated November 11, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 12, 2024 as Exhibit 3.1 thereto.
3.21	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 20, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on November 20, 2024 as Exhibit 3.1 thereto.
3.22	Certificate of Designation, Preferences and Rights relating to the Series F Exchangeable Preferred Stock, dated November 22, 2024. Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2024 as Exhibit 3.1 thereto.
3.23	Form of Certificate of Designation of Preferences, Rights and Limitations of Series G Cumulative Preferred Stock, dated December 21, 2024. Incorporated herein by reference to the Current Report on Form 8-K filed on December 23, 2024 as Exhibit 4.1 thereto.
3.24	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 5, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on February 10, 2025 as Exhibit 3.1 thereto.
3.25	Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Preferred Stock, dated March 31, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 1, 2025 as Exhibit 3.1 thereto.
3.26	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 23, 2025. Incorporated herein by reference to the Current Report on Form 8-K filed on April 25, 2025 as Exhibit 3.1 thereto.
3.27	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on August 27, 2025 as Exhibit 3.1 thereto.
3.28	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 16, 2026. Incorporated herein by reference to the Current Report on Form 8-K filed on April 17, 2026 as Exhibit 3.1 thereto.
10.1	Form of Appendix dated May 9, 2026 by and between Omnipresent Robotics, LLC and AGIBOT PTE. LTD. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2026 as Exhibit 10.1 thereto.
10.2	Form of Partner Agreement dated April 15, 2026 by and between Omnipresent Robotics, LLC and AGIBOT PTE. LTD. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2026 as Exhibit 10.2 thereto.
10.3	Form of Prepaid Advance Agreement entered into by and between Hyperscale Data, Inc. and YA II PN, Ltd, on June 11, 2026 Incorporated by reference to the Current Report on Form 8-K filed on June 11, 2026 as Exhibit 10.1 thereto.
10.4	At-the-Market Issuance Sales Agreement, dated June 18, 2026, with Spartan Capital Securities, LLC. Incorporated by reference to the Current Report on Form 8-K filed on June 18, 2026 as Exhibit 10.1 thereto.
10.5+#	Form of Master Services Agreement, dated June 23, 2026, by and between Alliance Cloud Services, LLC and the Customer. Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2026 as Exhibit 10.1 thereto.
10.6*	Loan Agreement, dated June 12, 2026, by and between Ault Capital Group, Inc. and Ault & Company, Inc.
10.7*	Promissory Note dated June 12, 2026 issued by Ault & Company, Inc. to Ault Capital Group, Inc. pursuant to the Loan Agreement.
10.8*	Personal Guaranty, dated June 12, 2026, by Milton C. Ault III in favor of Ault Capital Group, Inc.
10.9*	Loan Agreement, dated August 18, 2026, by and between Ault Capital Group, Inc. and Ault & Company, Inc.

10.10*	Form of Promissory Note to be issued by Ault & Company, Inc. to Ault Capital Group, Inc. pursuant to the Loan Agreement.
10.11*	Personal Guaranty, dated August 18, 2026, by Milton C. Ault III in favor of Ault Capital Group, Inc.
31.1*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.1**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.INS*	Inline XBRL Taxonomy Extension Schema Document.
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
104	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

+        Certain confidential information – identified by a bracketed asterisk “[*]” - has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of an unredacted copy to the SEC upon request.

#        The annexes, schedules, and certain exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 18, 2026

HYPERSCALE DATA, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

